Form 10QSB
period 2000-06-30
CELLEX BIOSCIENCES INC
filed 2000-08-18
CIK 704384

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For  the quarterly period ended June 30, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---
     For the transition period from _______________ to ______________

                         Commission file number 0-11480

                            CELLEX BIOSCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

              Minnesota                                41-1412084
              ---------                                ----------
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)

                   8500 Evergreen Blvd., Minneapolis, MN 55433
                    (Address of principal executive offices)

Issuer's telephone number: (612) 786-0302
                           --------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---

      At August 10, 2000, there were 8,690,644 shares of the registrant's Common Stock, no par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                              (check one) Yes No  X
                                                 ---

INDEX
CELLEX  BIOSCIENCES, INC.


                                                                                                     Page
                                                                                                     ----
PART I.    FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

        Balance Sheet as of June 30, 2000............................................................  3

        Statements of Operations for the Three and Nine Months ended June 30, 2000...................  4

        Statement of Cash Flows for the Nine Months ended June 30, 2000..............................  5

        Notes to Financial Statements................................................................  6

        Predecessor Company Financial Statements .................................................... 16


     ITEM 2.  Management's Discussion and Analysis or Plan
              of Operation........................................................................... 21


PART II.   OTHER INFORMATION

     ITEM 1.  Legal Proceedings....................................................................... 26

     ITEM 6.  Exhibits and Reports on Form 8-K........................................................ 30

PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS - CELLEX BIOSCIENCES, INC.

                                            Balance Sheet                                                            June 30, 2000
                                               ASSETS                                                                 (Unaudited)
                                               ------                                                                -------------
Current assets:
  Cash                                                                                                                $   1,498,000
  Accounts receivable, net of $238,000 allowance for doubtful accounts                                                    1,576,000
  Costs and estimated earnings in excess of billings on uncompleted contracts                                               488,000
  Inventories                                                                                                             1,813,000
  Other                                                                                                                      57,000
                                                                                                                      -------------
    Total current assets                                                                                                  5,432,000
Property, plant and equipment, net                                                                                        1,303,000
Other assets:
  Inventories                                                                                                               378,000
  Patents and trademarks, net                                                                                             1,039,000
  Other assets                                                                                                               12,000
  Reorganization value in excess of amounts allocable to identifiable assets, net                                         2,678,000
                                                                                                                      -------------
                                                                                                                      $  10,842,000
                                                                                                                      =============
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                                                   $     129,000
  Accounts payable                                                                                                          721,000
  Customer deposits                                                                                                         401,000
  Deferred revenue                                                                                                          199,000
  Accrued liabilities:
     Reorganization costs                                                                                                   200,000
     Compensation and related taxes                                                                                         215,000
     Other                                                                                                                  387,000
  Billings in excess of costs and estimated earnings on uncompleted contracts                                                24,000
                                                                                                                      -------------
    Total current liabilities                                                                                             2,276,000
Long-term debt                                                                                                              518,000
Commitments and contingencies                                                                                                  --
Shareholders' equity:
  Common stock, no par value, 10,000,000 shares authorized;
    8,690,644 shares issued and outstanding                                                                               9,203,000
  Accumulated deficit (accumulated since July 31, 1999, the effective
    date of the Company's Amended Plan of Reorganization)                                                                (1,155,000)
                                                                                                                      -------------
      Total shareholders' equity                                                                                          8,048,000
                                                                                                                      -------------
                                                                                                                      $  10,842,000
                                                                                                                      -------------

The accompanying notes are an integral part of this financial statement.

                            CELLEX BIOSCIENCES, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                                               Three Months            Nine Months
                                                                                                   Ended                   Ended
                                                                                               June 30, 2000          June 30, 2000
                                                                                               -------------          -------------
Revenues:
  System sales                                                                                 $     222,000          $     445,000
  Consumable sales                                                                                   372,000              1,054,000
  Contract production services                                                                     1,052,000              2,121,000
  Other                                                                                               32,000                123,000
                                                                                               -------------          -------------

    Total revenues                                                                                 1,678,000              3,743,000

Operating costs and expenses:
  Cost of sales                                                                                    1,122,000              2,334,000
  Research and development                                                                           127,000                340,000
  Marketing, general and administrative                                                              722,000              1,919,000
                                                                                               -------------          -------------

    Total operating costs and expenses                                                             1,971,000              4,593,000
                                                                                               -------------          -------------

 Loss from operations                                                                               (293,000)              (850,000)

Other income (expense):

  Interest income                                                                                         --                  1,000
  Interest expense                                                                                   (11,000)              (140,000)
  Currency transaction gain                                                                               --                 32,000
                                                                                               -------------          -------------
                                                                                                     (11,000)              (107,000)
                                                                                               -------------          -------------

Net loss                                                                                       $    (304,000)         $    (957,000)
                                                                                               =============          =============

Net loss per common share - basic and diluted                                                 $        (.04)         $        (.25)
                                                                                               =============          =============
Weighted average number of common shares
  outstanding - basic and diluted                                                                  8,101,937              3,852,320
                                                                                               =============          =============

                            CELLEX BIOSCIENCES, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                                                  Nine Months Ended
                                                                                                                    June 30, 2000
                                                                                                                    -------------
Cash flows from operating activities:
   Net loss                                                                                                         $    (957,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                                                         49,000
      Amortization                                                                                                        206,000
      Gain on foreign currency transaction                                                                                (32,000)
      Changes in operating items:
      Accounts receivable                                                                                                (106,000)
      Costs and estimated earnings in excess of billings on uncompleted contracts                                        (384,000)
      Inventories                                                                                                        (509,000)
      Other assets                                                                                                         (4,000)
      Accounts payable and accrued liabilities                                                                            325,000
      Customer deposits                                                                                                   311,000
      Billings in excess of costs and estimated earnings on uncompleted contracts                                         (22,000)
                                                                                                                    -------------
        Net cash used in operating activities                                                                          (1,123,000)
Cash flows from investing activities:
   Capital expenditures                                                                                                  (126,000)
                                                                                                                    -------------
        Net cash used in investing activities                                                                            (126,000)
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                                                    255,000
   Repayment of short-term borrowings                                                                                    (150,000)
   Principal payments on long-term debt                                                                                  (602,000)
   Net proceeds from securities offering                                                                                3,216,000
                                                                                                                    -------------
        Net cash provided by financing activities                                                                       2,719,000
                                                                                                                    -------------
Net increase in cash and cash equivalents                                                                               1,470,000
Cash at beginning of period                                                                                                28,000
Cash at end of period                                                                                               $   1,498,000
                                                                                                                    =============

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)   Description of the Company

      Except as indicated otherwise, the term the "Company" refers to CELLEX BIOSCIENCES, Inc. The Company provides advanced cell culture technology to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions, worldwide. The Company develops, manufactures and markets patented perfusion systems and performs contract production services including cell line selection, optimization and subcloning, whole cell and secreted protein production and cell banking. Cell culture is a key process used by these organizations for the creation of novel proteins and monoclonal antibodies needed to detect and treat human diseases such as cancer and AIDS.

      On July 7, 1999, the United States Bankruptcy Court, District of Minnesota, Third Division, entered the order confirming the Company's Modified First Amended Plan of Reorganization dated June 28, 1999 (the "Plan"), which became effective July 30, 1999. For financial reporting purposes, the effective date of the Plan is considered to be July 31, 1999 (the "Effective Date"). The results of operations for the period July 30, 1999 through July 31, 1999 are not considered material.

      Effective as of the close of business on May 25, 2000, the Company acquired certain assets and technology, and assumed certain liabilities from Unisyn Technologies, Inc. ("Unisyn"), a wholly owned subsidiary of Medi-Cult A/S, a Danish biotechnology corporation. Unisyn develops, manufactures and markets products and contract services that produce antibodies. Unisyn also provides research and development services related to these products.


(2)   Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the financial statements.

CELLEX
BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

      As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). Due to the Company's emergence from Chapter 11 Reorganization and implementation of fresh-start reporting, the financial statements for the reorganized company as of July 31, 1999 and for the periods subsequent to July 31, 1999 (the "Reorganized Company") will not be comparable to those of the Company for the periods prior to July 31, 1999 (the "Predecessor Company"). The results of the periods shown for the Predecessor Company are not considered to be indicative of the results of operations that are expected for the Reorganized Company.

      Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected on the financial statements of the Predecessor Company for the two-month period ended July 30, 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated and at July 31, 1999, the Reorganized Company's financial statements reflected no beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with the Plan.

      The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The results of operations related to Unisyn since May 25, 2000, the effective date, have been included in the Company's statement of operations. See Note 4.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Net Income (Loss) Per Common Share

      Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to warrants, when dilutive. Warrants to purchase 100,000 common shares at a weighted average exercise price of $10 per common share have been excluded from the computation because the effect is anti-dilutive.

(3)   Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses and cash flow deficits in previous years and has accumulated losses of $1,155,000 during the eleven-month period since its reorganization. The Company may need to procure additional financing to fund its operations.

      Management believes that its future success is dependent in part on continuing to increase its sales particularly in contract cell culture production and services Management believes that the combination of Unisyn assets and technologies with those of the Company will enhance the Company's platform of experience and technical and scientific expertise, equipment and facilities. Management expects the combination to augment the Company's ability to service the pharmaceutical and biotechnology industry and further the Company's goal to accelerate the development of breakthrough biological drugs and treatments from the laboratory to market for biotech companies. The Company's strategy for growth and achieving profitability includes expanding its share of the market for its systems and contract cell culture production services while exploring other applications for the Company's proprietary technology (when possible, in conjunction with and through funding of strategic alliances and corporate partners).

      During the nine months ended June 30, 2000, the Company was successful in negotiating the payment of $3,436,000 of liabilities through the issuance of common stock. Additionally, the Company received net proceeds of approximately $3,216,000 from the sale of 2,785,200 shares of the Company's common stock pursuant to a private placement offering. There is no assurance additional funds, if required, will be raised. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)


(4)   Acquisition of Unisyn

      Effective as of the close of business on May 25, 2000, Cellex Biosciences, Inc. (the "Company") acquired substantially all of the assets and technology and assumed certain liabilities from Unisyn Technologies, Inc. ("Unisyn") pursuant to an asset purchase agreement (the " Asset Purchase Agreement").

      In consideration, the Company issued 70,000 shares of common stock to Unisyn's parent company. Pursuant to settlement agreements, 127,000 additional shares of the Company's common stock were issued to settle approximately $1,000,000 in obligations to two creditors of Unisyn. An additional 733,000 shares of the Company's common stock have been issued to settle approximately $800,000 in additional liabilities. In addition, during the period from February 18, 2000 the Company provided cash advances to Unisyn aggregating approximately $450,000; these obligations were cancelled pursuant to the Asset Purchase Agreement.

      The assets purchased include accounts receivable, inventory, equipment, licenses, proprietary software, certain prepaid expenses and other assets, and intangible assets including patents, trademarks, trade names, service names, copyrights and other intangibles.

      The Company also assumed certain rights and obligations of Unisyn pursuant to contracts and agreements with customers of Unisyn and pursuant to real property leases and purchased contracts. The Company also assumed certain liabilities, including certain accounts payable, deferred revenue and severance obligations to certain employees totaling approximately $680,000.

      On September 10, 1999, the Company had commenced an adversary proceeding against Unisyn relating to the unilateral termination by Unisyn of an Agreement and Plan of Merger dated October 10, 1997 between the Company and Unisyn. The Asset Purchase Agreement provides for the dismissal of all claims in the litigation.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)


      The recorded value and purchase price of the assets acquired and liabilities assumed are as follows:

      Accounts receivable, net                                       $1,089,000
      Inventories, net                                                  307,000
      Property, plant and equipment, net                              1,111,000
      Other assets                                                       29,000
                                                                     ----------
          Allocation of Purchase Price                               $2,536,000
                                                                     ==========

      Value of common stock issued
        (930,000 shares at $1.25 per share)                          $1,163,000
      Fair value of liabilities assumed                                 780,000
      Cancellation of cash advances to Unisyn                           450,000
      Transaction costs                                                 143,000
                                                                     ----------
          Total Purchase Price                                       $2,536,000
                                                                     ==========

      The operations of Unisyn are included in the statement of operations only from the date of acquisition, May 25, 2000. Pro forma results of operations (unaudited) as if the acquisition had occurred as of October 1, 1999 and 1998 are as follows:

                                                 Nine months ended June 30,
                                                 2000                  1999
                                                 ----                  ----
      Revenues                               $  6,820,000         $  6,227,000
      Net loss before reorganization items   $ (2,152,000)        $ (4,577,000)
      Net loss                               $ (1,997,000)        $ (4,030,000)
      Net loss per share                     $      (0.52)               N/A

      The loss per common share above for nine months ended June 30, 1999 for Unisyn has not been computed because the information is not considered meaningful.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)


(5)   Details to Balance Sheet

Concentration of Credit Risk

      The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. Two customers accounted for approximately 36% of the Company's trade accounts receivable balance at June 30, 2000.

      A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 31% and 28% for the three and nine months ended June 30, 2000, respectively.

Inventories

      Inventories consist of the following:

                                                                  June 30, 2000
                                                                  -------------
            Finished goods.........................                $  288,000
            Work-in-process........................                   348,000
            Raw materials..........................                 1,555,000
                                                                   ----------
                                                                    2,191,000

            Less non-current portion                                 (378,000)
                                                                   ----------

                                                                   $1,813,000

      The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to June 30, 2000. These quantities consist of finished goods, work-in-process and raw materials relating primarily to the hollow fiber ACUSYST(R) X-Cell systems. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)


Long-Term Debt

      Long-term debt consists of the following at June 30, 2000:

      Uncollateralized promissory note payable to Internal
      Revenue Service, with interest of 8% per annum, payable in monthly installments of $11,095, including interest through
      February 1, 2004 and $320 per month thereafter through
      February 1, 2005(i)... .....................................     $424,000

      Uncollateralized promissory note payable to State of
      Minnesota, with interest of 8% per annum, payable in
      monthly installments of $2,700, including interest through
      February 1, 2005(i)........................................       125,000

      Amounts payable to regulatory agencies(ii).................        95,000

      Other......................................................         3,000
                                                                       --------
                                                                       $647,000
      Less current portion of long-term debt.....................       129,000
                                                                       --------
                                                                       $518,000
                                                                       --------

      (i) The promissory notes payable to Internal Revenue Service and State of Minnesota were entered into pursuant to the Company's reorganization.
      (ii) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $94,523 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. As of June 30, 2000, the Company has not been assessed by these agencies and promissory notes have not been signed.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

      At September 30, 1999, long-term debt, which was assumed pursuant to the Company's reorganization, totaled approximately $3,900,000 of which $127,000 was classified as a current liability on the balance sheet. Notes payable in the amount of approximately $2,303,000 at September 30, 1999 related to the Schuster Group, a secured creditor of the Predecessor Company which consisted of direct obligations of the Company to Schuster Group and indirect obligations pursuant to guarantees made to third parties by the Schuster Group when Mr. Schuster was an officer, director and principal shareholder of the Predecessor Company. Such claims were to be paid pursuant to a Credit and Stipulation Agreement between Biovest and Schuster Group, which was incorporated into the Plan.

      During March 2000, the notes payable to the Schuster Group were extinguished. On February 28, 2000, approximately $555,000 of the direct obligations plus accrued interest of $17,000 were extinguished upon the cash payment by the Company of approximately $525,000. The remaining direct obligations in the principal amount of approximately $874,000 and accrued interest in the amount of $5,000 were paid by Biovest. Indirect obligations in the principal amount of $875,000 plus accrued interest of $64,000 were extinguished upon cash payments in the aggregate amount of approximately $860,000 by Biovest to the Schuster Group.

      At September 30, 1999, pursuant to the Plan, long-term debt included a note payable to Biovest, L.L.C. ("Biovest") for approximately $861,000, with interest at 7% per annum, payable in full on or before July 30, 2002, provided that the Schuster Group obligations were paid in full or released as discussed above. On March 15, 2000, pursuant to the above payments made by Biovest on behalf of the Company, the Company's promissory notes issued to Biovest totaled approximately $2,606,000 in principal and $48,000 in accrued interest. Effective March 15, 2000, Biovest agreed to purchase and the Company sold 2,123,575 shares of the Company's Common Stock at $1.25 per share, payable by the cancellation of the indebtedness to Biovest and the release of obligations of the Company to pay all outstanding principal and interest thereunder. See Note 6.

      At June 30, 2000, the aggregate maturities of long-term debt by fiscal year are as follows: 2000 - $34,000; 2001 - $223,000; 2002 - $139,000; 2003 -
$151,000; 2004 - $86,000 and subsequent years - $14,000

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)


(6)   Common Stock

Private Placement Offering

      During the period February 17, 2000 through May 3, 2000, the Company sold
69.63 units of the Company's common stock for approximately $3,481,000 pursuant to a private placement offering. Each unit had a subscription price of $50,000 and was comprised of 40,000 shares of the Company's common stock at a price of $1.25 per share. The net proceeds from this offering amounted to $3,216,000, which is being utilized for the repayment of certain indebtedness and for working capital purposes. Total issuance costs pertaining to the sale of these units amounted to approximately $265,000.


Stock Purchase Agreements

      Effective March 15, 2000, the Company entered into an agreement with Biovest, whereby Biovest purchased 2,495,333 shares of the Company's common stock for an aggregate purchase price of approximately $3,119,000 ($1.25 per share) and cancelled all of the Company's indebtedness to Biovest as of that date. Effective March 31, 2000, the Company entered into another agreement with Biovest, whereby Biovest purchased 13,619 shares of the Company's common stock for an aggregate purchase price of approximately $17,000 ($1.25 per share) and cancelled all of the Company's indebtedness to Biovest as of that date.

      During March 2000, the Company entered into agreements with the Company's two executive officers, whereby 240,000 shares of the Company's common stock were purchased for an aggregate purchase price of $300,000 ($1.25 per share) by cancellation of all of the Company's indebtedness to these two officers for salary and bonuses accrued but not yet paid through March 31, 2000.


Acquisition Of Unisyn

      Effective May 25, 2000, the Company completed its acquisition of Unisyn pursuant to an asset purchase agreement. In consideration, the Company issued a total of 930,000 shares of its common stock. See Note 4.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(7)   Income Taxes

      No provision for income taxes has been recorded for the nine months ended June 30, 2000 due to the net loss incurred during the period. At June 30, 2000, the Company has net operating loss carryforwards of approximately $40,000,000 (expiring 2002 to 2018) and a capital loss carry forward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.


(8)   Related Party Transactions

      Pursuant to the Company's reorganization effective July 31, 1999, 520,000 shares (approximately 52%) of the Company's new common stock was issued to Biovest, L.L.C., of which the Company's Chairman of the Board and Chief Executive Officer is also Chairman and Chief Executive Officer and of which the Company's President and is also President. Also pursuant to the reorganization, upon the occurrence of certain events, effective March 15, 2000, 1,434,402 additional shares were issued to Biovest pursuant to the Company's Plan of Reorganization, comprised of 230,000 shares, which were held in escrow since July 31, 1999 and 1,204,402 shares issued on March 15, 2000. The 1,434,402 additional shares, pursuant to the Company's Plan of Reorganization, represented 23% of the 6,236,530 shares of the Company's common stock outstanding on March 15, 2000.

      In August 1999, Biovest purchased the debt held by the Company's secured lender in the amount of approximately $676,000. During fiscal 2000, Biovest made working capital advances to the Company in the amount of $255,000 of which $150,000 was repaid by the Company. In addition, Biovest paid general and administrative expenses, expenses of the private placement offering, deferred acquisition costs and other expenses on behalf of the Company in the aggregate amount of approximately $377,000. In addition, during fiscal 2000, Biovest paid approximately $1,745,000 to settle debt and accrued interest on the Company's behalf. Effective March 15, 2000, Biovest purchased 2,495,333 shares of the Company's common stock in exchange for cancellation of $3,119,000 in liabilities payable by the Company to Biovest as of March 15, 2000.

      At June 30, 2000, Biovest holds 4,463,354 shares of the Company's Common Stock or 51.4% of the Company's outstanding common stock and the Company's chairman and president each own 120,000 shares or 1.4 % of the Company's outstanding common stock. See Notes 5 and 6.

                               Predecessor Company
                            Statements of Operations
                                   (unaudited)

                                                                                      Three Months Ended        Nine Months Ended
                                                                                         June 30, 1999             June 30, 1999
                                                                                      -------------------       -------------------
Revenues
    System sales                                                                       $           300,000                $$542,000
    Consumable sales                                                                               396,000                1,146,000
    Contract production services                                                                   681,000                2,115,000
    Grant revenue                                                                                       --                   55,000
    Other                                                                                           48,000                  128,000
                                                                                       -------------------      -------------------
      Total revenues                                                                             1,425,000                3,986,000

Operating costs and expenses
    Cost of sales                                                                                  946,000                2,525,000
    Research and development                                                                        91,000                  281,000
    Marketing, general and administrative                                                          339,000                1,129,000
                                                                                       -------------------      -------------------
      Total operating costs and expenses                                                         1,376,000                3,935,000
                                                                                       -------------------      -------------------

    Income from operations                                                                          49,000                   51,000

Other income (expense)
    Interest income                                                                                  1,000                    2,000
    Interest expense                                                                               (61,000)                (177,000)
                                                                                       -------------------      -------------------
      Other income (expense), net                                                                  (60,000)                (175,000)
                                                                                       -------------------      -------------------

Net loss before reorganization items                                                               (11,000)                (124,000)

    Reorganization items                                                                           (70,000)                (235,000)
                                                                                       -------------------      -------------------
Net loss                                                                               $           (81,000)     $          (359,000)
                                                                                       ===================      ===================

The accompanying notes are an integral part of these financial statements.

                               Predecessor Company
                             Statement of Cash Flows
                                   (unaudited)


                                                              Nine Months Ended
                                                                June 30, 1999
                                                              -----------------
     Net loss                                                  $     (359,000)

     Depreciation                                                      46,000
     Amortization                                                      34,000
     Changes in current operating items:
       Accounts receivable                                           (434,000)
       Inventories                                                     88,000
       Other                                                          (23,000)
       Accounts payable and accrued liabilities                     1,282,000
       Customer deposits                                             (254,000)
                                                               --------------
     Net cash provided by operating activities                        380,000

FINANCING ACTIVITIES
     Payments of long-term debt                                      (215,000)
                                                               --------------
     Net cash used in financing activities                           (215,000)
                                                               --------------
     Net increase in cash                                             165,000
     Cash at the beginning of the period                              (81,000)
                                                               --------------
     Cash at the end of the period                             $       84,000
                                                               ==============

        The accompanying notes are an integral part of these financial statements.

PREDECESSOR COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 1999 (unaudited)

(1)   Summary of Accounting Policies

Chapter 11 Reorganization

      The Company was the subject of an involuntary bankruptcy petition filed on October 6, 1998 with the United States Bankruptcy Court, District of Minnesota, Third Division, by three of the Company's unsecured creditors. By request of the petitioning creditors and by a stipulation, the Company was granted until December 4, 1998 to file its answer to the involuntary petition. The Company filed a Consent to order for relief with the Bankruptcy Court on December 8, 1998 and operated as a debtor-in-possession pursuant to Chapter 11 through July 7, 1999 when the Bankruptcy Court entered the order confirming the Company's Modified First Amended Plan of Reorganization dated June 28, 1999 (the Plan) which became effective July 30, 1999. For financial reporting purposes, the effective date of the Plan is considered to be July 31, 1999 (the Effective
Date). The results of operations for the period July 30, 1999 through July 31, 1999 are not considered material.

Basis of Presentation and Reorganization Items

      During the ten months ended July 30, 1999, the Predecessor Company prepared its financial statements in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The financial statements for the ten months ended July 30, 1999 distinguish transactions that were directly associated with the reorganization from the ongoing operations of the business. Professional fees and similar types of expenditures relating to the reorganization proceedings were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was paid during the proceeding or that it was probable that it would be an allowed priority or secured claim.

      SOP 90-7 also calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the effective date is less than the total of all post-petition liabilities and pre-petition allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt of $9,013,888 resulting from the reorganization proceedings was reflected as an extraordinary item in the statement of operations of the Predecessor Company for the two months ended July 30, 1999.

PREDECESSOR COMPANY
NOTES TO FINANCIAL STATEMENTS - Continued
June 30, 1999 (unaudited)


      Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations of the Securities and Exchange Commission relating to interim reporting, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the financial statements.

      The results of the period shown for the Predecessor Company are not to be considered as being indicative of the results of operations that may be expected for the entire fiscal year or that may be expected for the Reorganized Company. The results of the Predecessor Company are not comparable to those of the Reorganized Company.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(2)   Net Income (Loss) Per Common Share

      Pursuant to the Plan, as of the Effective Date, the Predecessor Company's existing common stock, preferred stock, options and warrants were deemed canceled and 1,000,000 shares of new common stock were deemed issued to the Company's new investors and creditors. Loss per Common Share has not been computed because such information is not considered meaningful.

PREDECESSOR COMPANY
NOTES TO FINANCIAL STATEMENTS - Continued
June 30, 1999 (unaudited)

(3)   Reorganization Items

      Reorganization items in the amount of $70,000 for the three months ended June 30, 1999 and $235,000 for the nine months ended June 30, 1999 consist of costs related to professional fees and services related to the Company's reorganization.

(4)   Income Taxes

      The Predecessor Company did not record a tax benefit for the nine months ended June 30, 1999 because the Company was unable to carry back the loss and it was more likely than not that the net deferred tax assets would not be realized in future years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company emerged from Chapter 11 Bankruptcy Reorganization on July 31, 1999 with new management, officers and directors.

      As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the effective date is less than the total of all post-petition liabilities and pre-petition allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company.

      Due to the Company's emergence from Chapter 11 Reorganization and implementation of fresh-start reporting, the financial statements for the reorganized company for periods subsequent to July 31, 1999 (the "Reorganized Company") will not be comparable to those of the Company for the periods prior to July 31, 1999 (the "Predecessor Company"). The results of the periods shown for the Predecessor Company are not considered to be indicative of the results of operations that are expected for the Reorganized Company.

      Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected on the financial statements of the Predecessor Company during July 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated at July 31, 1999. The Reorganized Company's financial statements do not reflect beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with the Plan.

      Consequently, results of the Predecessor Company for the three and nine months ended June 30, 1999, which are unaudited, are not comparable to those of the Reorganized Company.

      The Company has incurred significant operating losses and cash flow deficits in previous years and has accumulated losses of $1,155,000 during the eleven-month period since its reorganization. The Company may need to procure additional financing to fund its operations.

      The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The results of operations related to Unisyn since May 25, 2000, the effective date, have been included in the Company's statement of operations.

      Management believes that its future success is dependent in part on continuing to increase its sales particularly in contract cell culture production and services. Management believes that the combination of certain Unisyn assets and technologies with the Company will enhance the Company's platform of experience and technical and scientific expertise, equipment and facilities. Management expects the combination to augment the Company's ability to service the pharmaceutical and biotechnology industry and further the Company's goal to accelerate the development of breakthrough biological drugs and treatments from the laboratory to market for biotech companies. Management believes that as more biologic products advance through development, clinical trials and commercialization, the need to produce and manufacture these products will increase. In addition, management expects the market for contract cell culture production services to grow as the market's need for expanded production capability outweighs internal capability and more production is outsourced. The Company's strategy for growth and achieving profitability includes expanding its share of the market for its systems and contract cell culture production services while exploring other applications for the Company's proprietary technology (when possible, in conjunction with and through funding of strategic alliances and corporate partners).

      During the nine months ended June 30, 2000, the Company was successful in negotiating the payment of approximately $3,436,000 of liabilities through the issuance of common stock. Additionally, the Company received net proceeds of approximately $3,216,000 from the sale of 2,785,200 shares of the Company's common stock pursuant to a private placement offering. There is no assurance additional funds, if required, will be raised. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Because of the application of fresh-start reporting, and the acquisition of Unisyn the financial statements for the periods after reorganization and acquisition are not comparable to the financial statements for the periods prior to either or both events.

      Results of Operations

      Revenues. Revenues for the three months ended June 30, 2000 of $1,678,000 were up 18% from $1,425,000 for the three months ended June 30, 1999. Contract cell culture production services increased 54% from $681,000 to $1,052,000 due primarily to the acquisition of Unisyn. This increase was partially offset by decreases in other product lines, including a 26% decrease in system sales. For the nine-month period, total revenues decreased to $3,743,000 this fiscal year versus $3,986,000 for the nine months ended June 30, 1999. Contract cell culture production for the three quarters of fiscal 2000 was slightly ahead of the same period in fiscal 1999. All other sales categories combined were approximately $200,000 below the comparable period of the previous fiscal year.

      Gross Margin. The overall gross margin for the third quarter of fiscal year 2000 decreased slightly from 34% to 33%. The overall gross margin for the nine-month period increased slightly from 37% to 38% from last year.

      Operating Expenses. Research and development expenses for the third quarter and nine month period increased approximately $36,000 or 40% and $59,000 or 21%, respectively, over last year reflecting the Company's plans to enhance the Company's systems software. Marketing, general and administrative ("MG&A") expenses during the third quarter of fiscal year 2000 and for the nine months ended June 30, 2000 increased by approximately $383,000 or 113% and $790,000 or 70%, respectively, due to the recognition of increased amortization expense, expenses incurred relating to the Company's litigation proceedings and increased corporate expenses which were not incurred during the Company's reorganization period. Amortization expense, within MG&A expense, during the nine months of fiscal 2000 was $206,000 approximately half of which relates to patents and trademarks, which were adjusted to fair value as of the Effective Date of the Company's reorganization. The remaining half relates to the amortization of the reorganization value in excess of identifiable assets that was also recorded pursuant to the Company's reorganization and fresh-start reporting.

      Other Expense, Net. Other Expense, Net consists predominantly of interest expense on the Company's long-term debt that was assumed pursuant to the Company's reorganization. Such long-term debt was $3,910,000 at September 30, 1999 of which $127,000 was current. Interest expense on this debt was expected to total in excess of $300,000 each year through at least the year 2006. During February and March 2000, however, the Company extinguished approximately $3.3 million of debt and accrued interest. Approximately $647,000 in debt remains with approximately $50,000 of interest expense payable each year through the year 2005. During the nine months ended June 30, 2000, the Company recognized a foreign currency transaction gain of approximately $32,000 relating to a portion of the extinguished debt which was payable in British pounds.

      Reorganization Items. During the three months and nine months ended June 30, 1999, the Company incurred approximately $70,000 and $235,000 in reorganization expenses for professional fees and services.

      Liquidity and Capital Resources

      The Company's cash requirements have been and are expected to continue to be significant. As of June 30, 2000 the Company had working capital of $3,156,000 compared to $557,000 at September 30, 1999. The increase is due to the Company receiving net proceeds of $3,216,000 from the sale of shares of the Company's common stock pursuant to a private placement offering. The Company's cash may not be sufficient to fund operating activities and debt service requirements.

      There can be no assurance that additional financing, if required, will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to curtail, and possibly cease, its operations.

      During the period February 17, 2000 through May 3, 2000, the Company sold
69.63 units of the Company's common stock for approximately $3,481,000 pursuant to a private placement offering. Each unit had a subscription price of $50,000 and was comprised of 40,000 shares of the Company's common stock at a price of $1.25 per share. The net proceeds from this offering amounted to approximately $3,216,000 and are being utilized for the repayment of certain indebtedness and for working capital purposes. Total issuance costs pertaining to the sale of these units amounted to approximately $265,000.

      At September 30, 1999, long-term debt, which was assumed pursuant to the Company's reorganization, totaled approximately $3,910,000 of which $127,000 was classified as a current liability on the balance sheet. Approximately $2.3 million of the long-term debt related to notes payable to the Schuster Group and approximately $861,000 was payable to Biovest pursuant to the Company's reorganization. The Company was successful in negotiating payment of the Schuster Group and Biovest obligations in full through the payment of cash and issuance of common stock of the Company. At various dates during February and March 2000, the Schuster Group obligations and accrued interest were extinguished by payments made by the Company and by Biovest on behalf of the Company, respectively.

      On March 15, 2000, pursuant to the above payments made by Biovest on behalf of the Company, the Company's promissory notes issued to Biovest totaled $2,606,000 in principal and $48,000 in accrued interest. Effective March 15, 2000, Biovest purchased 2,123,575 shares of the Company's Common Stock at $1.25 per share, payable by the cancellation of the indebtedness to Biovest and the release of obligations of the Company to pay all outstanding principal and interest thereunder.

      During fiscal 2000, Biovest made working capital advances to the Company in the amount of $255,000 of which $150,000 was repaid by the Company. In addition, Biovest paid general and administrative expenses, expenses of the private placement offering, deferred acquisition costs and other expenses on behalf of the Company in the aggregate amount of approximately $377,000.

      Effective March 15, 2000, Biovest purchased 2,495,333 shares of the Company's common stock at $1.25 per share in exchange for the cancellation of approximately $3,119,000 in liabilities payable by the Company to Biovest. Effective March 31, 2000, Biovest purchased 13,619 shares of the Company's common stock at $1.25 per share in exchange for cancellation of $17,000 in liabilities payable by the Company to Biovest as of that date.

      During March 2000, the Company entered into agreements with the Company's two executive officers, whereby 240,000 shares of the Company's common stock were purchased for an aggregate purchase price of $300,000 ($1.25 per share) by cancellation of all of the Company's indebtedness to these two officers for salary and bonuses accrued but not yet paid through March 31, 2000.

      During the nine months ended June 30, 2000, cash resources were utilized due to the net loss incurred by the Company. Increases in accounts payable, accrued liabilities and customer deposits had a favorable impact on the Company's cash resources, while, increases in accounts receivable and changes in billings on uncompleted contracts had a negative impact.

      During the first three quarters of fiscal year 2000, investing activities utilized $126,000 for capital expenditures. The Company does not currently expect to make any material capital expenditures in fiscal 2000; however, the Company is evaluating the expansion of capacity for contract cell culture production services, which could require an investment of at least $750,000.

      Fluctuations in Operating Results

      The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by the Company's customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of orders and the introduction of new products or processes by the Company. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Excorp Medical et al Excorp Medical et al

      On May 4, 1997, the Company and Regenerex, Inc. ("Regenerex") filed a complaint in the Hennepin County District Court, Fourth Judicial District in the State of Minnesota against defendants Daniel G. Miller; Bruce Amiot; Excorp Medical, Inc.; James F. Schueppert; Gerald A. Okerman; Stephen E. Smith; Doherty Rumble & Butler, Professional Association; Ross Strehlow and John G. Kinnard and Co., Inc.

      During the quarter ended June 30, 1998, in exchange for certain consideration, the Predecessor Company agreed to accept all of the existing assets of Regenerex, an affiliate of the Predecessor Company with officers and directors in common with the Predecessor Company, which was developing a bioartifical liver technology, in complete satisfaction of the amounts owed to the Predecessor Company by Regenerex. The assets assumed by the Predecessor Company included Regenerex's claim in this legal proceeding against Excorp and other parties.

      Mr. Miller is a former officer and employee of Regenerex and Mr. Amiot is a former employee of the Company ("Former Employees'). The complaint alleges that, unknown to the Company and Regenerex, the Former Employees began a course of conduct with the goal of convincing the University of Minnesota to terminate its license agreement with the Company and Regenerex relating to the development of a bioartificial liver technology ("BAL") and to grant that license instead to a company in which Miller and Amiot would have an interest. The complaint also alleges that the other defendants supported and assisted Miller and Amiot to accomplish their improper and illegal goal of interfering with the current and prospective contractual relationships of the Company and Regenerex. The complaint further alleges that Miller and Amiot breached their employment contracts and wrongfully acquired and used trade secrets of the Company and Regenerex in setting up a competing company. The complaint contains counts alleging breach of contract; breach of fiduciary duties; aiding and abetting breach of fiduciary duties; tortious interference with the contractual relationship; tortious interference with prospective contractual relationships; defamation; civil conspiracy and; misappropriation of trade secrets. The complaint alleges damages to the Company and Regenerex in excess of $50,000.

      Miller and Amiot have each asserted counterclaims against the Company and Regenerex in response to the complaint. Amiot counterclaimed for $11,000 in back wages plus a sum representing average daily earnings for 15 days and Miller counterclaimed for $36,000 in expenses and other amounts allegedly owed, plus a sum representing his average daily earnings for a period of 15 days. The Company and Regenerex have denied that Miller and Amiot are entitled to the amounts for which they have counterclaimed.

      By order dated September 30, 1997, the Court severed the breach of contract and the misappropriation of trade secrets counts involving Miller, Amiot and Excorp and stayed all proceedings against the remaining defendants pending resolution of the severed claims. Miller, Amiot and Excorp subsequently moved for summary judgment on the breach of contract and the misappropriation of trade secrets claims. The Company and Regenerex opposed the motion and requested that the matter be set for jury trial. On May 12, 1998, the Court entered two orders: denying the motion for summary judgment and granting a motion to amend the Company's and Regenerex's complaint to add a count for tortious interference against Excorp and to add a claim for punitive damages and attorney's fees under Minnesota's trade secret statute.

     There was no activity in this matter during the pendency of the Company's reorganization proceedings. However, after the confirmation of the Company's Plan of Reorganization, the Company and Regenerex filed a motion to reconsolidate the case in order to complete discovery on all of the non-severed defendants and conduct one trial involving all of the aforementioned defendants. The Court granted the motion on October 19, 1999.

      On October 29, 1999, an involuntary Chapter 7 bankruptcy case was commenced against defendant Doherty Rumble & Butler P.A. ("DRB"). Consequently, the Company and Regenerex dismissed this claim against DRB without prejudice and shall pursue their claim against this defendant in bankruptcy court.

      A scheduling conference was held on November 29, 1999 for the remaining parties during which the Court set trial to begin the first week of January 2001. The remaining parties are currently involved in discovery.

      Unisyn Technologies, Inc.

      On September 10, 1999, the Company had commenced an adversary proceeding against Unisyn relating to the unilateral termination by Unisyn of an Agreement and Plan of Merger dated October 10, 1997 between the Company and Unisyn. The Asset Purchase Agreement, effective May 25, 2000 and dismissed all claims in the litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      27    Financial Data Schedule

      (b)   Reports on Form 8-K.

      On June 8, 2000, the Company filed a report on Form 8-K with respect to the acquisition of Unisyn Technologies, Inc. on May 25, 2000.

      On August 8, 2000, the Company filed a report on Form 8-KA with respect to the acquisition of Unisyn Technologies, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         CELLEX BIOSCIENCES, INC.
                                         --------------------------------------
                                         (Registrant)



Date:  August 13, 2000                    /s/ Dr. Christopher Kyriakides
       ---------------                   --------------------------------------
                                         Dr. Christopher Kyriakides
                                         Chief Executive Officer and Director




Date:  August 13, 2000                    /s/ Thomas F. Belleau
       ---------------                   --------------------------------------
                                         Thomas F. Belleau
                                         Chief Financial Officer