Form 10KSB
period 2000-09-30
CELLEX BIOSCIENCES INC
filed 2001-01-16
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                         Commission file number 0-11480

                            CELLEX BIOSCIENCES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

           Minnesota                                 41-1412084
           ---------                                 ----------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification Number)


                  540 Sylvan Avenue, Englewood Cliffs, NJ 07632
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


Issuer's telephone number:  (201) 816-8900


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value
                                                               ------------
                                                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $5,863,000

The aggregate market value of voting common stock held by nonaffiliates of the registrant as of December 29, 2000 was approximately $ N/A (Cannot be determined because the common stock has not begun trading since the Company's reorganization effective July 30, 1999. The number of shares of common stock held by non-affiliates is 4,387,542.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 29, 2000 was:

                  Common Stock, no par value: 9,105,642 shares

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ x ] No [ ]

Transitional Small Business Disclosure format (check one) Yes [ ] No [X]

Documents Incorporated by Reference: Certain information in the registrant's Proxy Statement for the 2001 annual meeting of shareholders (the" Proxy Statement"), which will be filed on or before January 29, 2001, is incorporated into Part III.

                           FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the pharmaceutical industry; competition (see "Competition"); potential technological changes (see "Research and Development"), including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Products" and "Research and Development"); potential changes in customer spending and purchasing policies and practices, loss or disruption of sales to major customers as a result of, among other things, third party labor disputes, the Company's ability to market its existing, recently developed and new products (see "Marketing and Sales"); the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for certain of its products and product components (see "Fabrication and Component Procurement"); the Company's ability to attract and retain technologically qualified personnel (see "Employees"); the Company's ability to fulfill its growth strategies (see "Research and Development"); the availability of financing on satisfactory terms to support the Company's growth (see "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources"); and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Cellex Biosciences, Inc. ("Cellex" or "the Company") has historically been a company that developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. The business focus of the Company had been on instrument sales. While continuing this business, new management has chosen to re-orient the Company's focus, assets and operations to increase contract cell production and biologic drug development and ownership.

     Cellex originated in 1981 as a Minnesota-based corporation, furnishing cell culture instrumentation and biologic contract production services to researchers, biopharmaceuticals, and government agencies. Hollow fiber technology is the basis for the Company's instruments and production. This technology, which the Company believes is the best-suited for certain biologic production, simulates human capillaries and provides an environment conducive to biologic (cell) replication at high densities.

     In 1998 Biovest LLC invested in Cellex by recapitalizing the Company out of bankruptcy for the purpose of applying hollow fiber technology to the burgeoning field of biologic therapeutics. Recognizing the need to enhance current therapeutic models, particularly in the areas of cancer and AIDS, new management saw biologics as the key to the next significant advancement in drug discovery; diagnostics and therapeutics.

     By 2000, biologics such as monoclonal antibodies were demonstrating tremendous value in disease therapeutics and had finally emerged on the commercial pharmaceutical market. Since these pioneer drugs emerged, many more have gained licensure and there are currently thousands in the pipeline. These biologics are unique in many ways, including their precise specificity to diseases on the molecular level. Further, there has been the emergence of even more specific and effective biologics. With the mapping of the human genome recently released, new management also recognized this trend and the potential value of patient specific therapeutics.

     The Company furthered its production capabilities in May of 2000, by acquiring Massachusetts-based Unisyn Technologies, Inc ("Unisyn"). A main competitor of the Company, Unisyn provided clean room production capabilities in Certified Good Manufacturing Practices ("cGMP") FDA validated space utilizing isolation suites that are ideal for the therapeutic biologic manufacturing protocols. Unisyn further provided, through its San Diego manufacturing plant, hollow fiber bioreactor and flow path production capabilities to support expanded production operations.

     In 2000, the National Institutes of Health ("NIH") renewed the Company's grant to oversee and manage the National Cell Culture Center ("NCCC:), which provides cell culture production services to leading researchers and academic institutions throughout the United States. This five-year grant, originally placed with M.I.T. in the 1980's, has now been awarded to the Company three times in succession.

     New management believed that the time was right for the Company to leverage its core production competency and technological superiority to obtain increased market share in production of biological drugs. Upon learning of a non-Hodgkin's lymphoma ("NHL") vaccine made from patients' own tumors through a National Cancer Institute ("NCI") solicitation of a production house with the technology to produce such a vaccine, the Company applied to the NCI to discuss involvement in this project. Already familiar with the Company's hollow fiber instrumentation and the NCCC, the NCI accepted a bid from the Company to produce the patient specific biologic. The Company was awarded a contract in June of 2000 for the production of the patient-specific vaccine for an FDA-approved Phase III Clinical Trial.

     On November 14, 2000 the Company received notice from the National Cancer Institute ("NCI") that the Company had been invited to enter into a Cooperative Research and Development Agreement ("CRADA") for the development of idiotype tumor vaccines for the treatment of B-cell lymphomas. The Company has begun negotiations with the NCI to assist in the production of a workable vaccine which may be further developed for commercialization. Successful negotiations and development of this vaccine from Phase III clinical trials through commercialization will likely commit the Company to several years of significant expenditures prior to realization of revenues.

     The Company's strategy for growth is to continue to expand its mammalian cell culture and contract cell production services businesses while exploring additional uses for and greater acceptance of its more innovative perfusion-based bioreactor cell culture technology. The technology being used for the NCI patient-specific biologic vaccine project is a platform technology which may be used for other patient-specific biologics.

     The Company, incorporated under the laws of the State of Minnesota, has corporate headquarters located in Englewood Cliffs, New Jersey with research and development, manufacturing and contract cell culture production operations located in Minneapolis, Minnesota. With the acquisition of the assets of Unisyn Technologies, Inc. the Company added research and development, manufacturing and contract cell culture production operations located in Hopkinton and Worcester, Massachusetts and San Diego, California.

     The Company has incurred significant operating losses and cash flow deficits in previous years. During 2000, the Company experienced $2,216,000 of negative cash flow from operations and met its cash requirements through the sale of equity securities. Management expects the Company's core business to be at or near breakeven in fiscal 2001 and to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

     If the Company is successful in entering into the Cooperative Research and Development Agreement ("CRADA") for Phase-III clinical trials and ultimate commercialization of a patient-specific vaccine for non-Hodgkins low-grade follicular lymphoma, the Company would need to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that the Company would be able to obtain such additional funds on terms acceptable or favorable to the Company, if at all. Substantial delays in obtaining such financing would have an adverse effect on the Company's ability to perform under the CRADA.

EVENTS LEADING TO REORGANIZATION

     Due in part to the underdeveloped nature of the market it served, the Predecessor Company incurred significant operating losses. The Predecessor Company obtained capital from various sources including term loans, lines of credit, corporate partners and equity financings consisting of public offerings and numerous private placement financings. However, the financings typically were not sufficient to bring the Predecessor Company to a positive working capital position.

     On October 10, 1997, the Predecessor Company entered into an agreement with Unisyn Technologies, Inc., a hollow fiber technology systems company and a competitor, to form a combined new company. The Predecessor Company initiated a $3.8 million debt financing to serve as the bridge to the completion of the merger and a post-merger equity financing. Unisyn unilaterally terminated the merger on February 27, 1998.

     The termination had a significant negative impact on the Predecessor Company's results of operations for fiscal 1998. Beyond the financial burden that already existed, the Predecessor Company was then saddled with bridge financing of $3,800,000 and was forced to write-off over $400,000 in merger costs.

     On October 6, 1998, three participants in the Predecessor Company's bridge financing to the Unisyn merger filed an involuntary Chapter 11 Bankruptcy. New investors were identified and provided the necessary capital to fund the Predecessor Company's recapitalization and on-going operations. On December 8, 1998, the Predecessor Company filed a Consent to Order for Relief with the U.S. Bankruptcy Court and began operating as a debtor-in-possession.

     During that period, Biovest L.L.C., a biotechnology investment group, agreed to provide debtor-in-possession financing and fund a consensual plan of reorganization in exchange for equity control of the Company. On July 7, 1999, the United States Bankruptcy Court, District of Minnesota, Third Division, confirmed the Company's Modified First Amended Plan of Reorganization dated June 28, 1999 (the "Plan") which became effective July 30, 1999. For financial reporting purposes, the effective date of the Plan is considered to be July 31, 1999 (the "Effective Date"). See Note 4 in the notes to the Company's Financial Statements.

THE COMPANY'S CURRENT BUSINESS

INDUSTRY

     Worldwide R&D spending by pharmaceutical and biotechnology companies is estimated to be over $50 billion in 2001. Growth has accelerated in recent years and is expected to continue growing between 9-11% per year in the near term based on pending patent expirations and the need for novel therapies (source:
Parexel's Pharmaceutical R&D Statistical Sourcebook 2000). The 4-year Compounded Annual Growth Rate of outsourced biologics manufacturing in the U.S. is estimated at over 30% (source: Arthur D. Little, Industry Sources, and Dain Rauscher Wessels).

BIOLOGIC DRUG PREEMINENCE

     Historically, diagnostic and therapeutic health care products have been, and continue to be, predominantly developed and manufactured by pharmaceutical companies using chemical transmutation techniques or bacteria, fungi and yeast cell cultures. Stirred tank cell culture and fermentation systems are typically used to grow such bacteria, fungi and yeast cell cultures. During the 1980's, in connection with the advent of genetic engineering, a variety of additional cell production technologies were developed. The perfusion technology (hollow fiber) employed by the Company's mammalian cell culture systems are examples of these emerging cell culture methods.

     The biotechnology industry has grown rapidly and produced many diverse companies focusing on and developing a variety of diagnostic and therapeutic health care products. These new biotechnology products (genetically expressed proteins) are potentially far more potent and result in less harmful side effects than their chemical and bacterial derived forerunners. These products are being introduced to the commercial market in steadily growing numbers and with expanding market potential.

     From the outset, attempts to produce complex genetically-engineered proteins from traditional bacteria, fungi and yeast cells proved disappointing. These cells were found to be incapable of expressing structurally competent proteins which result in the desired therapeutic or diagnostic effect. Scientists have since identified mammalian cells as the best source for production of functional or physiologically competent genetically expressed proteins. However, mammalian cells are typically more complex, and less cost effective for use as a production methodology for recombinant protein. Consequently, the Company believes that the successful commercialization of many bioproducts will be dependent on the availability of manufacturing processes and facilities that produce mammalian cell proteins economically and efficiently.

     Currently, most biotechnology and pharmaceutical companies manufacture mammalian cell proteins using traditional fermentation and stirred tank cell culture ("fermentation") technologies; however, no one cell culture technology is suitable for the production of every mammalian cell or mammalian cell-derived bioproduct. Each type of mammalian cell is unique and its economical production is highly dependent on the cell culture technology used. For example, traditional fermentation technologies, while quite effective for the production of some mammalian cells and bioproducts, encounter technical difficulties in the production of others, such as many of the monoclonal antibodies. As a result, perfusion cell culture technologies, such as the Company's hollow fiber instrumentation have emerged within the last decade as a preferable alternative to the traditional fermentation approach.

MARKET OVERVIEW

     As noted in Biospace News (May 11, 1999), outsourcing of bio-pharmaceutical manufacturing is increasing in popularity, and the market is quickly approaching $1 billion in annual sales. New management has recognized the potential for growth in the biologic cell production segment of the biotechnology market. The Jackson Laboratories study predicts that 50% of biological production will be dedicated to patient-specific medicine in the year 2020. These projections increase to nearly 100% by the year 2040. The present shortage of production capacity for biologics in general will increase as this market segment rapidly expands. The Company believes that its patented and proprietary technology is well suited to meet this need for production capacity and has positioned itself to benefit from the increased demand. The release of the mapping of the human genome, stimulating further research and development into biologic drugs, will serve only to increase demand for production services.

     Future growth in the biotechnology industry, and specifically the contract cell production services market, is expected to be driven by biotechnology-based development in the pharmaceutical industry. Biopharmaceuticals are tied to large scale production of mammalian cells.

STRATEGY

     The Company's new management has adopted a forward-looking strategy which utilizes the strengths of the Predecessor Company and augments those historical strong points with a focus on the new and dynamic field of biologic therapeutic production.

     The strategy begins with a commitment to maintain and grow the Company's core business of contract production. With a history of state-of-the-art technology as applied to cell culture and cell production beginning with small research quantities in non-GMP facilities, the Company's perfusion systems have become recognized as the favored technology for this production. The Company has now expanded that technological leadership role and applied it to GMP production of clinical-grade material in the extensive clean-room GMP production space acquired in the Unisyn asset purchase. With the ability to design, manufacture and supply its own patented flowpaths and bioreactors for use in its contract production business, the Company is positioned to take advantage of the anticipated rapid rise in demand for production services in the next five years. With the universal outlook in the biotech press predicting that production capability is the one component most lacking in the industry, the Company has taken steps to address this void and to provide a strong and growing contract production capability.

     In light of the emerging trend within the biotechnology industry toward the development of patient-specific biologics for the treatment of many diseases, the Company sees an opportunity to leverage its core competency in cell culture technology and biologic production to exploit the emerging trend toward outsourcing of production and to explore the promising field of patient-specific medicine. Utilizing the Company's existing expertise in cell culture, contract production and instrument development, new management seeks to apply these capabilities in the emerging patient-specific biologic market. All indicators point to many patient-specific protocols, wherein production capacity will be a bottleneck. The Company will explore applying its technology to this bottleneck. The Company has already been successful in winning the production contract for the NCI-sponsored non-Hodgkins lymphoma vaccine, and is currently in negotiation for the CRADA to take that vaccine through the final Phase III trials and into commercial distribution. New management believes that the Company can successfully compete for a good share of the contract production business in this emerging field, and for equity ownership of selected patient-specific drugs that show great promise for commercial success.

     This drug ownership role is part of the final portion of the Company's new strategy for success in the biotech market. Through participation in the NCCC and early-stage research the Company will explore opportunities in larger-scale biologic production. The Company's Scientific Advisory Committee will constantly observe and evaluate emerging drugs and allow the Company to make informed decisions as to drugs with which the Company should seek to become more involved. Using its platform technologies and its innovative approach to the patient-specific biologic field, the Company plans to obtain proprietary ownership interests in selected biological drugs over the next several years to allow it to stay at the forefront in the production and commercialization of new biological drugs.

THE COMPANY'S CORE TECHNOLOGY

     MAMMALIAN CELL CULTURE TECHNOLOGY. The Company has developed considerable expertise in in vitro (outside the living body) simulation of in vivo (in the living body) physiological environments for a wide variety of mammalian cells. Mammalian cells are very complicated and dynamic, with constantly changing needs. The human body has evolved very elaborate control mechanisms to maintain cells in their proper environment. The Company employs mechanical, electrical, biochemical, and software engineers in addition to cell culture scientists and other cell culture professionals who collaborate with outside medical professionals to simulate and automate these control mechanisms. The Company has received several patents for its perfusion cell culture technology.

     HOLLOW-FIBER TECHNOLOGY. Hollow fibers are hair-like fibers with hollow centers, or alumen, made of plastic polymers. The Company uses hollow fibers to simulate human capillaries. Thousands of these fibers are inserted in a cartridge to make a bioreactor for the growth and maintenance of mammalian cells. In the bioreactor, the cells are maintained outside the hollow fibers while nutrient media is delivered through the lumen of the fibers. The fiber walls have extremely small pores, allowing nutrients to surface from the fiber lumen to the cells. All recreated products (biologicals) are continuously harvested from the bioreactor for an extended period of time (months).

     Hollow-fiber bioreactors provide significant advantages for large-scale production of mammalian cell products. The hollow-fiber bioreactors simulate the in vivo environment, enabling cells to grow to high densities which approach the density of cells in body tissue. The fibers act as filters and yield concentrated secreted products. The cells are immobilized in the bioreactor so that a pump can harvest the concentrated product from the bioreactor. This permits harvests with high purities, thereby reducing the cost of further purification. The hollow-fiber bioreactors also reduce the amount of costly serum and growth factors that are required for cell growth.

THE COMPANY'S PRODUCTS AND SERVICES

     The Company has applied its mammalian cell culture expertise and hollow-fiber and ceramic core technologies to contract cell culture production services for mammalian cell-derived products and to the design and development of a line of perfusion cell culture systems to facilitate the research and production of mammalian cells and cell-derived products.

     CELL PRODUCTION SERVICES. In addition to the Company's products business, the Company has had as an integral part of its strategy, the business of providing contract production services to its customers who preferred to outsource the business rather than purchase hardware. This service allows the customer to realize the benefits of the Company's proprietary perfusion technology without a large initial investment in hardware, people, facility and training. The benefit to the Company is that this business strategy allows access to smaller customers and to larger companies that prefer to outsource production.

     During 1991, the Company began providing contract services for production of mammalian cell derived monoclonal antibodies for diagnostic applications in accordance with the FDA's GMP guidelines. The Company is currently producing whole cells, monoclonal antibodies and recombinant proteins for research, diagnostic and clinical therapeutic products.

     NATIONAL CELL CULTURE CENTER PRODUCTION SERVICES. In September 1990, the National Institutes of Health (NIH) awarded the Company a five year grant to establish and operate the National Cell Culture Center (the "Center") at the Company's facility in Minneapolis, Minnesota. Subsequently the NIH awarded two successive renewals of this grant to the Company, the latest of which continues the Center through the year 2005.

     Since its establishment, the Center has provided services to research laboratories within major universities and non-profit research institutions in the United States, including Harvard Medical School, Scripps Research Institute, Dana Farber Institute, Yale Medical School, Stanford Medical School, University of California at Berkeley and the University of Chicago.

     The Center's services include production of monoclonal antibodies; non-hybridoma cell products such as recombinant proteins, growth factors, tumor antigens, hormones and enzymes; mammalian tumor and lymphoid cells.

     PRODUCTION CELL CULTURE SYSTEMS. The Company's production cell culture systems are known by the acronym ACUSYST which stands for automated cell culture system. The Company has added the CellPharm line of instruments as a result of the Unisyn asset purchase. The Company has applied its mammalian cell culture expertise and hollow-fiber technologies to the design and development of a line of perfusion cell culture systems to facilitate the research and production of mammalian cells and cell-derived products and contract cell culture production services for mammalian cell-derived products.

     CONSUMABLES AND SUPPLIES. The Company offers consumable products required for use with its systems, including hollow fiber bioreactors, cultureware, tubing sets and other cell growth chambers. Due to the nature of cell culture, these products can normally be used only once for a culture period of weeks to several months. Typically, a cell culture system will utilize three to four sets of consumables each year. All cultureware is supplied pre-assembled and sterilized for convenient operation.

CUSTOMERS

     The Company markets its products and services through internal and external resources to biopharmaceutical and biotech companies as well as to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of the federal government.

RESEARCH AND DEVELOPMENT

     The Company seeks to be a leader in serving the outsourcing needs of the biotechnology market through further scale-up of its systems' production capabilities, developing or acquiring new, more cost effective cell culturing technologies and processes and broadening the uses of its cell culture technology. R & D expenditure for fiscal 2000 totaled $491,000; the expenditure for the two months ending September 30, 1999 was $42,000.

COMPETITION

     The Company's hollow fiber contract production services recognize competition from the alternative manufacturing processes of stirred tank fermentors, transgenics (plants and animals), and ascites production in mice. Companies utilizing alternative production technologies compete with the Company in three differing segments of the market: commercial scale therapeutic cGMP, diagnostic and clinical phase therapeutics, and research non-GMP. The commercial scale production segment presents competition from companies such as Covance Inc., DSM Biologics, and Lonza Ltd, , and is dominated by stirred tank fermentor technology. Companies such as BioReliance, Primedica, and Chiron Corp. represent the diagnostic and clinical phase therapeutic segment competition, while the research nonGMP market is spread out through numerous small organizations. These latter two segments represent the current focus of the Company's manufacturing services.

     The Company believes that its ability to compete is dependent in large part upon its ability to continually enhance and improve its manufacturing processes and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology processes. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market contract manufacturing processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Factors such as cost, on-time delivery, flexibility, and technical expertise are important customer considerations in selecting contract-manufacturing services. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

     The Company has applied for and received patents on certain aspects of each of its hollow fiber bioreactor technology, its instrumentation, its cellular engineering technology, its proprietary cell culturing methods and certain aspects of its cellular immunotherapy technology. The Company currently has approximately twenty (20) issued United States patents and their foreign counterparts The expiration dates of the Company's presently issued United States patents range from April 2002 to November 2017, and the expiration dates of the Company's presently issued foreign patents range from April 2003 to August 2009.

     The Company considers its current patents to be of primary importance. To the extent possible, the Company also intends to seek patent protection for any new products or product enhancements that it develops or acquires. To date, no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents and there can be no assurance that the Company's patents will not be circumvented or invalidated. In addition, companies which have or obtain patents relating to such products or processes could bring legal actions against the Company (and any entities that may license technology from the Company) claiming damages and seeking to enjoin them from producing or marketing such products and processes. Such proceedings could cause delays in the Company's product and process market introductions or could prevent the Company from developing, producing or selling certain products. Insofar as the Company relies on agreements with employees and consultants, trade secrets and unpatented technology to maintain its competitive position, there can be no assurance that others may not independently develop similar technology or that trade secrets, confidentiality and non-disclosure agreements will not be breached. In addition, other private and public entities, including universities and the federal government, have filed for, or have been issued, patents which, if valid, may require the Company to obtain licenses. There can be no assurance that such licenses, if required, can be obtained on reasonable commercial terms.

     The Company considers all trademarks to be of primary importance to its business. The Company also holds the trademarks relating to Acusyst, CellPharm and the "Biolafitte" trade name in the United States.

GOVERNMENT REGULATION

     FOOD AND DRUG ADMINISTRATION. The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company's cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act").

     The Company's cell culture systems used to produce cells for diagnostic uses are regulated under the FD&C Act as Class I medical devices. Medical devices are classified by the FDA into three classes (Class I, Class II and Class III) based upon the potential risk to the consumer posed by the medical device (Class I devices pose the least amount of risk, while Class III devices and "new" devices are presumed to inherently pose the greatest amount of risk). As Class I devices, the Company's systems must be manufactured in accordance with GMP guidelines. Sales of such systems to customers using them to manufacture materials for clinical studies and licensure do not require prior FDA approval.

     The process of complying with FDA regulations and obtaining approvals from the FDA of applications to market biopharmaceutical products is costly, time consuming and subject to unanticipated delays. There is no assurance that the Company's customers will be able to obtain FDA approval for bioproducts produced with the Company's systems, and failure to receive such approvals may adversely affect the demand for the Company's instruments.

     Under the FD&C Act, the Company's customers must establish and validate Standard Operating Procedures ("SOPs") utilizing the Company's cell culture technologies in their Drug Master Files. The Company provides assistance in operational, validation, calibration and preventive maintenance SOPs to customers, as needed, to support their product development and commercialization processes. For example, the Company will typically provide existing and prospective customers who are utilizing its contract production services or constructing production facilities based on the Company's cell culture technologies with information to enable such customers to comply with the FDA's GMP requirements for facility layout and design. This information may be provided either in a drug/biologic Master File which the Company gives permission to customers to cross reference in their submission to the FDA or provided to customers to include in their FDA submissions.

     The Company has established the capability, at its facility, to provide contract production services of cell-secreted products in compliance with the FDA's GMP requirements for biodiagnostic products and with the somewhat more stringent GMP requirements for investigational biotherapeutic products. The Company filed a Type I Drug Master File with the FDA in December 1992 describing the procedures, equipment and facilities that the Company has in place to support the production of investigational biotherapeutic products for human clinical studies.

     In addition, the Company's cell culture systems must comply with a variety of safety regulations to be sold in Europe including but not limited to the directives commonly referred to as "CE" (Communite' Europe).

     ENVIRONMENTAL PROTECTION AGENCY. The handling of potentially hazardous materials, wastes and chemicals is regulated by municipal, state and federal statutes. The EPA is concerned with disposal of materials such as cells and their secreted waste products and hazardous chemical waste. The Company is required to conform its procedures and processes to the standards set by the EPA, as well as by local pollution authorities; however, because the volume of biological waste products and hazardous chemical waste produced by the Company is quite small, the costs of complying with federal, state and local environmental laws has not historically been material to the Company's operations.

INSURANCE

     The Company may be exposed to potential product liability claims by users of the Company's products. The Company presently maintains product liability insurance coverage in connection with the Company's systems and other products and services, including its contract production services in the amount of $1 million per occurrence up to $2 million per year and general liability coverage in the amount of $2 million per year. In addition, the Company maintains umbrella coverage in the amount of $3 million. Although the Company believes that its current level of coverage is adequate to protect the Company from foreseeable product liability claims, the Company may seek to increase its insurance coverage in the future in the event that it significantly increases its level of contract production services. There can be no assurance, however, that the Company will be able to maintain its existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which the Company may be exposed. A successful partially or completely uninsured claim against the Company could have a material adverse effect on the Company.

     The Company's production services also expose the Company to an inherent risk of liability in the event the proteins or other substances manufactured by the Company, at the request and to the specifications of its customers, cause adverse effects. The Company believes, however, that customers that contract with it for the production of protein or other substances will be primarily responsible for any possible adverse effects resulting from the sale of their end products. Therefore, the Company obtains agreements from contract production customers indemnifying the Company from any potential liability resulting therefrom. There can be no assurance, however, that the Company will be successful in obtaining such agreements or that any indemnification agreements obtained will adequately protect the Company against potential claims relating to such contract production services.

     The Company's terms and conditions of sales and instruments include provisions which are intended to limit the Company's liability for indirect, special, incidental or consequential damages.

EMPLOYEES

     As of September 30, 2000, the Company had 68 full-time employees, including 7 in research and product development, 19 in manufacturing and quality control, 21 in contract production services, 5 in marketing, sales and technical services and 16 in management, administrative or clerical positions. The Company supplements its staff with temporary employees and consultants as required. The Company believes its relations with employees are satisfactory.

     The Company's ability to continue to develop and improve marketable products and to establish and maintain its competitive position in light of technological developments will depend, in part, upon its ability to attract and retain qualified technical personnel.

CAUTIONARY STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB are not historical facts and constitute forward-looking statements. The words "believes", "intends", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements, which are subject to a number of risks and uncertainties, including those set forth below. These factors in some cases have affected, and in the future could affect, the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. Any one or combination of the risk factors set forth below could negatively impact the Company's operating results and its ability to continue as a going concern causing the Company's investors to lose all or a portion of their investment in the Company. References to the "Predecessor Company" refer to the Company prior to its reorganization effective July 31, 1999.

     THE COMPANY'S HISTORY OF LOSSES. The Predecessor Company has incurred significant losses and cash flow deficits in each year since its reorganization in 1988 resulting in an accumulated deficit of $40,323,000 immediately preceding its reorganization as of July 30, 1999, and $2,081,000 accumulated deficit subsequent to the reorganization. During the two months ended September 30, 1999 the Company recorded a net loss of $197,000 and a net loss of $1,884,000 for the full fiscal year ended September 30, 2000. Although management expects the Company's core business to be profitable in the future, there can be no assurance that the Company will achieve profitable operations on a consistent basis.

     NEED FOR ADDITIONAL FINANCING. The Company has incurred significant operating losses and cash flow deficits in previous years. During 2000, the Company experienced $2,216,000 of negative cash flow from operations and met its cash requirements through the sale of equity securities. Management expects the Company's core business to be at or near breakeven in fiscal 2001 and to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

     If the Company is successful in entering into the CRADA for Phase-III clinical trials and ultimate commercialization of a patient-specific vaccine for non-Hodgkins low-grade follicular lymphoma, the Company would need to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that the Company would be able to obtain such additional funds on terms acceptable or favorable to the Company, if at all. Substantial delays in obtaining such financing would have an adverse effect on the Company's ability to perform under the CRADA.

     DEPENDENCE ON BIOVEST; POTENTIAL CONFLICTS OF INTEREST. As of September 30, 2000 approximately 60% of the Company's new common stock was held by Biovest, L.L.C. of which the Company's Chairman of the Board and Chief Executive Officer is also Chairman and Chief Executive Officer. Subsequent to September 30, 1999, the Company has relied on Biovest which has made working capital advances, purchased the debt held by the Company's secured lender and whose officers purchased stock for services rendered. There can be no assurance that future transactions or arrangements between the Company and Biovest and its affiliates will be advantageous to the Company or that, if conflicts do arise, they will be resolved in a manner favorable to the Company.

     CONTROL BY PRINCIPAL SHAREHOLDER. As of September 30, 2000, Dr. Christopher Kyriakides and Biovest, beneficially own 50% of the shares of common stock outstanding (attributing to Dr. Christopher Kyriakides the beneficial ownership of the shares held by Biovest, a company controlled by Dr. Kyriakides.). Accordingly, Dr. Kyriakides and Biovest will be able to exert significant influence on the affairs of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by the Company's customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and the introduction of new products or processes by the Company. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's securities.

     GOVERNMENT REGULATION. The cell culture systems and services sold by the Company are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act. The Company's cell culture bioprocessing systems are regulated as Class I medical devices and must be manufactured in accordance with the FDA's current Good Manufacturing Practice ("GMP") requirements. The Company's cell culture instruments must comply with a variety of safety regulations to be sold in Europe including but not limited to the directives commonly referred to as "CE". Customers using these cell culture bioprocessing systems must also comply with more extensive and rigorous FDA regulation. The process of complying with FDA regulations and obtaining approvals from the FDA is costly and time consuming. The process from investigational stage until approval to market can take a minimum of seven and up to as many as ten to twelve years to date and is subject to unanticipated delays. Furthermore, there is no assurance that customers will be able to obtain FDA approval for bioproducts produced with their systems. In addition, because the Company handles biohazardous waste in relation to the Company's contract production services, the Company is required to conform their procedures and processes to the standards set by the United States Environmental Protection Agency ("EPA"), as well as those of local pollution authorities.

     INHERENT RISK OF PRODUCT LIABILITY CLAIMS ASSOCIATED WITH CONTRACT CELL PRODUCTION SERVICES. The contract production services for therapeutic products offered by the Company expose the Company to an inherent risk of liability as the proteins or other substances manufactured by the Company, at the request and to the specifications of its customers, could foreseeably cause adverse effects. The Company obtains agreements from its contract production customers indemnifying and defending the Company from any potential liability therefrom. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that any indemnification agreements obtained will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of the Company's products. The Company may seek to increase its insurance coverage in the future in the event of any significant increases in its level of contract production services. There can be no assurance that the Company will be able to maintain the existing coverage of the Company or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which the Company may be exposed. A successful partially or completely uninsured claim against the Company would have a material adverse effect on the Company.

     EXPENSES ASSOCIATED WITH FUTURE EXERCISES OF OUTSTANDING REGISTRATION RIGHTS COULD BE SUBSTANTIAL. The Company plans to register the shares of Common Stock that are issued and outstanding under the Securities Act of 1933, as amended (the "Securities Act") at the Company's expense. In addition, the holders of warrants to purchase 100,000 shares of the Company's common stock have been granted piggyback registration rights pursuant to which they have the right, at any time, if the Company files a registration statement under the Securities Act, to have their shares included in such registration statement at the Company's expense. Any future exercise of such rights could cause the Company to incur substantial expenses and could impair the Company's ability to raise capital through the sale of its equity securities.

     ABSENCE OF DIVIDENDS. To date, the Company has not paid any dividends on its common stock and does expect to declare or pay any dividends in the foreseeable future.

     LIMITATIONS ON TAX LOSS CARRYFORWARDS. At September 30, 2000, the Company had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $41,000,000 available to offset future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to various changes in ownership of the Company, and as a result of the Company's Chapter 11 bankruptcy proceeding, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's NOLS may be further limited as a result of future equity transactions.

     NO TRADING MARKET FOR COMPANY'S SECURITIES. There is no current public trading market for the Company's securities and there can be no assurance that one will ever develop, and therefore the liquidity of any investment in the Company's securities is severely limited. Shareholders of the Company may therefore be required to bear the economic risk of an investment in the Company's securities for an indefinite period of time.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 2,000 square feet of executive headquarters office space on the second floor of an office building in Englewood Cliffs, New Jersey. The lease expires on March 31, 2001, and rent expense was $ 42,000 for the year ended September 30, 2000.

     The Company leases a two-story building of approximately 33,000 square feet on a 3.2 acre site in the Evergreen Industrial Park located in Minneapolis, Minnesota. This building contains laboratory, manufacturing, office and warehousing areas to support the production of perfusion cell culture systems and contract cell culture services. The Company has an option to purchase the building, which is exercisable until the expiration of the lease period in November 2003. Total rent expense, for the Minneapolis, Minnesota facility for the ten months ended July 30, 1999 and the two months ended September 30, 1999 was $202,000 and $40,000, respectively, and for the year ended September 30, 2000 was $242,000.

     The Company leases approximately 12,000 square feet of floor area of a 53,000 square foot building in Hopkinton, Massachusetts. This building provides space for office and non GMP contract services. The lease expires on May 31, 2001, and rent expense was $33,000 for the period from May 25, 2000 through September 30, 2000.

     The Company leases approximately 7,000 square feet of floor are on the first floor of a building in San Diego, California. This facility provides space for office, clean room and light manufacturing. The lease expires on December 31, 2002, and rent expense was $24,000 for the period from May 25, 2000 through September 30, 2000.

     The Company leases approximately 14,000 square feet on the first floor of a four-story building in a 93,000 square foot biotech park in Worcester, Massachusetts. This facility houses approximately 8,000 square feet for cGMP cell production, 1,000 square feet for administration, and an additional 4,000 square feet for future expansion. The lease expires on February 28, 2006, and rent expense was $130,000 for the period from May 25, 2000 through September 30, 2000.

ITEM 3. LEGAL PROCEEDINGS

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

     Mr. Miller is a former officer and employee of Regenerex and Mr. Amiot is a former employee of the Company ("Former Employees'). The complaint alleges that, unknown to the Company and Regenerex, the Former Employees began a course of conduct with the goal of convincing the University of Minnesota to terminate its license agreement with the Company and Regenerex relating to the development of a bioartificial liver technology ("BAL") and to grant that license instead to a company in which Miller and Amiot would have an interest. The complaint also alleges that the other defendants supported and assisted Miller and Amiot to accomplish their improper and illegal goal of interfering with the current and prospective contractual relationships of the Company and Regenerex. The complaint further alleges that Miller and Amiot breached their employment contracts and wrongfully acquired and used trade secrets of the Company and Regenerex in setting up a competing company. The complaint contains counts alleging breach of contract; breach of fiduciary duties; aiding and abetting breach of fiduciary duties; tortious interference with the contractual relationship; tortious interference with prospective contractual relationships; defamation; civil conspiracy and; misappropriation of trade secrets. The complaint alleges substantial damages to the Company and Regenerex.

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

     By order dated September 30, 1997, the Court severed the breach of contract and the misappropriation of trade secrets counts involving Miller, Amiot and Excorp and stayed all proceedings against the remaining defendants pending resolution of the severed claims. Miller, Amiot and Excorp subsequently moved for summary judgment on the breach of contract and the misappropriation of trade secrets claims. The Company and Regenerex opposed the motion and requested that the matter be set for jury trial. On May 12, 1998, the Court entered two orders: denying the motion for summary judgment and granting a motion to amend the Company's and

Regenerex's complaint to add a count for tortious interference against Excorp and to add a claim for punitive damages and attorney's fees under Minnesota trade secret statute.

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

     On October 29, 1999, an involuntary Chapter 7 bankruptcy case was commenced against defendant Doherty Rumble & Butler P.A. Consequently, the Company and Regenerex are stayed from pursuing their claims against this defendant in state court. Absent relief from the automatic stay, the Company and Regenerex must pursue their claims against this defendant in bankruptcy court.

     A scheduling conference was held on November 29, 1999 for the remaining parties during which the Court set trial to begin the first week of January 2001. On September 1, 2000, certain of the defendants moved for summary judgement. On January 9, 2001, the Court granted such motion. Trial on the remaining claims and counter claims is scheduled to commence on January 16, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Pursuant to the Company's Plan of Reorganization, all equity securities of the Predecessor Company were canceled and 1,000,003 shares of new common stock were deemed issued, of which 520,000 shares (52%) were issued to Biovest and 250,003 shares (25%) were issued to the Company's unsecured creditors. Until March 15, 2000, the remaining 230,000 shares were being held in escrow to be released to Biovest or the Schuster Group, secured creditors of the Company, pursuant to an agreement, which was incorporated into the Plan. Biovest was successful in paying and obtaining the release of direct claims and indirect guarantee claims of the Schuster Group in the approximate amount of $2,300,000, and the escrowed shares were issued to Biovest. See Notes 4 and 8 in the Notes to the Company's Financial Statements.

     In addition, pursuant to the reorganization, an additional 26,836 shares of the Company's new common stock were issued to employees of the Company and former officers of the Predecessor Company. These shares are unregistered.

     The common stock of the Company was quoted on NASDAQ SmallCap market under the symbol "CLXX" until it was delisted on October 7, 1998 and commenced trading over-the-counter on pink sheets under the same symbol until such stock was canceled pursuant to the Company's reorganization. During the period October 7, 1998 through the Effective Date of the Company's reorganization, the trading of this common stock on the over-the-counter "pink sheet" market was minimal and the market value de minimus. At that time, 6,887,489 shares of the Predecessor Company's common stock was outstanding. In addition, holders of the Predecessor Company's convertible preferred stocks held the common share equivalent of 1,605,224 shares. Also outstanding were warrants and options to purchase an aggregate of approximately 10,112,000 old common shares. As mentioned above, upon the effective date of the Company's reorganization on July 30, 1999, the Company canceled all of the above securities and issued 1,000,000 shares of new common stock to the Company's new investors and unsecured creditors.

     As of January 10, 2001, there are approximately 300 shareholders of record.

     During 2000, the Company entered into an agreement with a group of investment advisors under which the advisors purchased 400,000 shares of the Company's common stock at $1.25 per share during August 2000 and agreed to provide financial consulting services in exchange for equity interests in the Company. On January 5, 2001, a new agreement was entered into that defined the equity interests to be provided in exchange for the consulting services to be rendered. Under the terms of the new agreement, the advisors are to provide consulting services to the Company for a one-year period from August 15, 2000 to August 15, 2001 in exchange for 800,000 irrevocable warrants. The warrants are exercisable at any time within five years from January 5, 2001, 550,000 warrants have an exercise price of $1.25 per share and 250,000 warrants have an exercise price of $2.00.

     The warrants have been valued through September 30, 2000 at approximately $345,000 using the Black-Scholes pricing model. This amount is being recognized ratably over the twelve months of service being provided by the investment advisors, which resulted in $43,000 of expenses for the year ended September 30, 2000. These securities were issued pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act since such issuances did not involve a public offering.

         During 2000, the Company's Board of Directors approved the granting of 2,200,000 stock options to its executive officers and directors. The options have an exercise price of $1.50 per share and have a five year term; half are exercisable six months from the date of grant and the remaining half are exercisable one year from the date of the grant. The stock option grants are subject to shareholder approval of a stock option plan for the Company.

         The Board also approved the issuance of 140,000 stock options to a outside advisor for services rendered at the then market price, subject to shareholder approval of an option plan for the Company. Upon approval of the stock option plan by the Company's shareholders, compensation expense for services rendered will be recognized based upon the fair value of the options at that date.

     The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company and such other factors as are deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company emerged with new management, new officers and directors, from Chapter 11 Bankruptcy Reorganization on July 31, 1999.

     As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the effective date is less than the total of all post-petition liabilities and pre-petition allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. See Note 4 to the Company's Financial Statements.

     Due to the Company's emergence from Chapter 11 Reorganization and implementation of fresh- start reporting, the financial statements for the reorganized company as of September 30, 2000, and for the two-month period ended September 30, 1999 and for the year ended September 30, 2000 (the "Reorganized Company" or the " New Cellex Biosciences, Inc.") will not be comparable to those of the Company for the periods prior to July 31, 1999 (the "Predecessor Company" or the "Old Cellex"). The results of the periods shown for the Predecessor Company are not considered to be indicative of the results of operations that are expected for the Reorganized Company.

     Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected on the financial statements of the Predecessor Company for the period ended July 30, 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated at July 31, 1999. The Reorganized Company's financial statements do not reflect beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with the Plan. See Note 4 to the Company's Financial Statements.

     Consequently, certain results of the Predecessor Company for the ten months ended July 30, 1999, which are unaudited, are not comparable to those of the Reorganized Company.

     As a result of the Company's adoption of fresh-start reporting, reporting for the fiscal year ended September 30, 1999 is accomplished by combining the financial results for the two months ended September 30, 1999 and those for the ten months ended July 30, 1999. Because of the application of fresh-start reporting, the financial statements for the periods after reorganization are not necessarily comparable to the financial statements for the periods prior to reorganization.

     RESULTS OF OPERATIONS

     The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The results of operations related to Unisyn since May 25, 2000, the effective date, have been included in the Company's statement of operations.

     REVENUES. Sales for the fiscal year ended September 30, 2000 were 16% higher than fiscal year 1999. Contract cell culture production sales increased by approximately 31%. Unisyn contract cell culture sales were $1,287,000 for the period from May 25, 2000 to September 30, 2000 or 22% of total sales and 38% of contract cell culture sales.

     GROSS MARGIN. The overall gross margin for the fiscal year ended September 30, 2000 increased to approximately 32%, from 31% due primarily to the increased sales of contract cell culture production services.

     OPERATING EXPENSES. Research and development expenses for fiscal 2000 compared to fiscal 1999 increased 36% primarily due to continued increased spending to enhance the Company's instrument design and software systems. Marketing, general and administrative expenses during the fiscal year ended September 30, 2000 increased by 101% over fiscal 1999 primarily due to the recognition of increased amortization expense of approximately $252,000 related to the amortization of patents and the reorganization value, expenses related to the Company's litigation proceedings, increased corporate expenses not incurred during the Company's reorganization period and the inclusion of Unisyn expenses in the last quarter of fiscal 2000.

     OTHER EXPENSE, NET. Other Expense, Net consists predominantly of interest expense on the Company's long-term debt which was assumed pursuant to the Company's reorganization. Such long-term debt was $3,910,000 at September 30, 1999 of which $127,000 was current. As of September 30, 2000 long-term debt was $614,000 of which $129,000 was current.

     LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2000 and 1999, the Company had working capital of $3,939,000 and $557,000. During the year ended September 30, 2000, the Company used $2,216,000 in cash in operating activities, primarily due to the net loss incurred by the Company.

     During the fiscal year ended September 30, 2000, the Company sold 3,185,200 shares of common stock raising $3,715,000, net of expenses. In addition to funding operating losses, $637,000 was used to pay down debt.

     During the year ended September 30, 2000, the Company utilized $257,000 of cash for capital expenditures.

     The Company has incurred significant operating losses and cash flow deficits in previous years. During 2000, the Company experienced $2,216,000 of negative cash flow from operations and met its cash requirements through the sale of equity securities. Management expects the Company's core business to be at or near breakeven in fiscal 2001 and to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

     If the Company is successful in entering into the CRADA for Phase-III clinical trials and ultimate commercialization of vaccine for non-Hodgkins low-grade follicular lymphoma, the Company would need to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that the Company would be able to obtain such additional funds on terms acceptable or favorable to the Company, if at all. Substantial delays in obtaining such financing would have an adverse effect on the Company's ability to perform under the CRADA.

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

     IMPACT OF FOREIGN SALES

     A significant amount of the Company's operating revenue has been and is expected to continue to be derived from export sales. The Company's export sales were 38% and 50% of the Company's total revenue for the ten months ended July 30, 1999 and the two months ended September 30, 1999 and 30% for the year ended September 30, 2000, respectively. While the Company invoices its customers in U.S. dollars, the Company will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on the Company's ability to deliver products on a timely and competitive basis. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on the Company's business.

     TAX LOSS CARRYFORWARDS

     At September 30, 2000, the Company had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $41,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to various changes in ownership of the Company, and as a result of the Company's Chapter 11 bankruptcy proceeding, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's NOLS may be further limited as a result of future equity transactions.

ITEM 7. FINANCIAL STATEMENTS

     Financial Statements: See "Index to Financial Statements" on Page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are as follows:

        Name               Age    Position
        ----               ---    --------

Christopher Kyriakides      39    Chairman of the Board, Chief Executive
                                  Officer and Director

Othon Mourkakos             42    President, Chief Operating Officer, and
                                  Secretary and Director

David DeFouw                55    Chief Scientific Officer and Director

Thomas F. Belleau           57    Chief Financial Officer


     The Company plans to add two outside directors to the Board during the year 2001. Such directors will comprise the Compensation Committee and Audit Committee.

     The following information identifies the directors, officers, key employees and affiliates of the Company:

     DR. CHRISTOPHER KYRIAKIDES has been the Company's Chairman of the Board since July 31, 1999 and its Chief Executive Officer since September 20, 1999. He has also been Chief Executive Officer and Chairman of the Board of Biovest, L.L.C. since its inception in January 1999. For the last six years, Dr. Kyriakides has also served as President and Medical Director of Sports Medicine and Orthopedic Rehabilitation, P.C., a private enterprise of which he is a founder.

     OTHON MOURKAKOS has been a director of the Company since July 31, 1999 and has served as the Company's President and Chief Operating Officer since September 20, 1999 and Chief Financial Officer from September 20, 1999 to June 2000. Since August 1993, he has served as President of Health East Medical Management of New York.

     DAVID DEFOUW, PH.D. has been a director of the Company since July 31, 1999 and Chief Scientific Officer since September 1999. Since 1992, Dr. DeFouw has served as the Vice Chairman and Professor of Anatomy, Cell Biology and Injury Sciences at the University of Medicine & Dentistry of New Jersey.

     THOMAS F. BELLEAU has been the Chief Financial Officer for the Company since June of 2000. He has over 30 years experience in the field of finance and holds a BA in Economics from Notre Dame University and an MBA in Finance from New York University's Stern School of Business. He has earned a CPA designation. For the last six years he has worked as a consultant to companies primarily in the biotechnology field, orchestrating significant financial turnarounds through company restructuring and improving efficiency of operations.

     All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Each director who is not an officer of the Company or an officer or director of an affiliate of the Company is paid $1,000 for each Board of Directors meeting that he attends. In addition, the outside directors are to be paid an annual retainer of $5,000 payable in 4 equal quarterly installments and are reimbursed for any expenses incurred in attending such meetings.

     Officers are appointed by the Board of Directors and serve at the discretion of the Board.

     The bylaws of the Company provide for the Company to indemnify its directors and officers to the extent permitted by law, with respect to actions taken by them on the Company's behalf. Due to the prohibitive cost of acquiring directors' and officers' liability insurance and the Company's recent reorganization, the Company has not purchased such insurance.

     SCIENTIFIC ADVISORY BOARD

     An Scientific Advisory Board has been established to assist in the management of the National Cell Culture Center. The Scientific Advisory Board is an overseeing body that reviews and prioritizes National Cell Culture Center project applications based on their scientific merit and meets annually with the NIH Program Administrator to review the progress and plans of the National Cell Culture Center. The members of the Scientific Advisory Board are as follows:

     David DeFouw, Ph.D.
     (Chairman), Director, Professor
     University of Medicine and Dentistry of
     New Jersey.

     Mark Hirschel, PH.D.
     Senior Vice President
     Cellex Biosciences, Inc.

     Robert Pfeffer, MD.
     Clinical Asst. Professor
     New York University Medical Center

     Michael Gramer, Ph.D.
     New Product Development Manager
     Cellex Biosciences, Inc.

     The Company is seeking to establish an independent Scientific Advisory Board whose members will be defined and identified as the personalized vaccine aspects of the Company's business further evolve.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 2000, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.

     The information required by Item 405 of Regulation S-K is incorporated by reference from the definitive proxy statement for the Company's 2000 Special Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "Section 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE".

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a. Listing of Exhibits

Exhibit
Number    Description
------    -----------

3.1       Restated Articles of Incorporation, as amended.(1)

3.2       Bylaws, as amended. (1)

10.1      Bridge Partners III LLP agreement filed herewith

10.2 Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.3 Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC. (2)

10.4      Settlement Agreement between the Company and Latham & Watkins. (2)

21.1      Subsidiaries of Registrant- LSL, French Corporation

24.1      Power of Attorney (included in signature page)

27        Financial Data Schedule filed herewith


---------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 30, 1999

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2000.

     b. Reports on Form 8-K

     During the last quarter of the Company's fiscal year ended September 30, 2000, the Company filed the following reports on Form 8-K:

     Form 8-K dated July 7, 2000 and filed on July 13, 2000 disclosing the Company's acquisition of Unisyn Technologies, Inc.

     Form 8K/A dated August 7, 2000 and filed on August 14, 2000 disclosing financial statements and pro forma information related to the acquisition of Unisyn Technologies, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereto duly authorized.

                                         CELLEX BIOSCIENCES, Inc.

Date: January 12, 2001
      ----------------

                                         By: /s/ Dr. Christopher Kyriakides
                                            -------------------------------
                                            Dr. Christopher Kyriakides
                                            Chief Executive Officer and Director

                                         By: /s/ Thomas F. Belleau
                                            ----------------------
                                                 Thomas F. Belleau
                                                 Chief Financial Officer
                                                 Principal Financial and
                                                 Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

Each person whose signature appears below constitutes and appoints Dr. Christopher Kyriakides and Othon Mourkakos as his/her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution for such person and in his/her name, place and stead, in any and all capacities, to sign any or all amendments to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2000 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          Signature                          Title                    Date
          ---------                          -----                    ----

/s/ Dr. Christopher Kyriakides       Chief Executive Officer
----------------------------------   (Principal Executive
Dr. Christopher Kyriakides           Officer) and Director          01/12/01

/s/ Othon Mourkakos                  President, and Director        01/12/01
----------------------------------
Othon Mourkakos

/s/ Dr. David Defouw                 Director                       01/12/01
----------------------------------
Dr. David DeFouw

INDEX TO FINANCIAL STATEMENTS
CELLEX BIOSCIENCES, INC.

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.........................F-2

Balance Sheet as of September 30, 2000... .................................F-3

Statements of Operations for the year ended September 30, 2000 and the two months ended September 30, 1999.............................F-4

Statements of Cash Flows for the year ended September 30, 2000 and the two months ended September 30, 1999.............................F-5

Statements of Changes in Shareholders' Equity for the year ended
   September 30, 2000 and the two months ended September 30, 1999..........F-6

Notes to Financial Statements..............................................F-7

Predecessor Company Financial Statements (Unaudited).......................F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
CELLEX BIOSCIENCES, Inc.

We have audited the accompanying balance sheet of CELLEX BIOSCIENCES, Inc. as of September 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year ended September 30, 2000 and the two months ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CELLEX BIOSCIENCES, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year ended September 30, 2000 and the two months ended in September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                                  GRANT THORNTON LLP


Minneapolis, Minnesota
December 15, 2000 (except for Notes 8 and 13, as to which the date is January 5, 2001)

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                       CELLEX BIOSCIENCES, INC.

                                                            BALANCE SHEET                                  SEPTEMBER 30,
                                     ASSETS                                                                    2000
                                                                                                         -----------------
Current assets:
Cash                                                                                                          $   548,000
Accounts receivable, net of $189,000 allowance for doubtful accounts                                            1,669,000
Costs and estimated earnings in excess of billings on uncompleted contracts                                       539,000
Inventories                                                                                                     2,302,000
Prepaid consulting                                                                                                302,000
Other                                                                                                             201,000
                                                                                                         -----------------
     Total current assets                                                                                       5,561,000

Property, plant and equipment, net                                                                                768,000

Other assets:
  Inventories                                                                                                     153,000
  Patents and trademarks, net                                                                                   1,000,000
  Other                                                                                                            21,000
  Reorganization value in excess of amounts allocable to
      identifiable assets, net                                                                                  2,378,000
                                                                                                         -----------------
                                                                                                              $ 9,881,000
                                                                                                         =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                                           $   129,000
  Accounts payable                                                                                                812,000
  Customer deposits                                                                                                69,000
  Accrued liabilities:
    Reorganization costs                                                                                           20,000
    Compensation and related taxes                                                                                175,000
    Other                                                                                                         381,000
    Billings in excess of costs and estimated earnings on uncompleted contracts                                    36,000
                                                                                                         -----------------
     Total current liabilities                                                                                  1,622,000

Long-term debt                                                                                                    485,000
                                                                                                         -----------------
     Total liabilities                                                                                          2,107,000

Commitments and contingencies

Shareholders' equity:
  Common Stock, no par value, 10,000,000 shares authorized; 9,095,642
     shares issued and outstanding.                                                                            10,053,000
  Accumulated deficit (accumulated since July 31, 1999, the effective
    Date of the Company's Amended Plan of Reorganization)                                                     (2,088,000)
  Stock subscription receivable                                                                                 (198,000)
                                                                                                         -----------------
     Total shareholders' equity                                                                                 7,774,000
                                                                                                         -----------------
                                                                                                              $ 9,881,000
                                                                                                         -----------------

The accompanying notes are an integral part of this financial statement.

                               CELLEX BIOSCIENCES, INC.
                               STATEMENTS OF OPERATIONS

                                                      YEAR ENDED        TWO MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
Revenues:
  Contract production services                      $  3,396,000        $       345,000
  Consumable sales                                     1,461,000                320,000
  System sales                                           812,000                173,000
  Other                                                  194,000                 30,000
                                                    -------------       ----------------
  Total revenues                                       5,863,000                863,000


Operating costs and expenses:
  Cost of sales                                        3,970,000                674,000
  Research and development                               491,000                 42,000
  Marketing, general and administrative                3,171,000                293,000
                                                    -------------       ----------------
Total operating costs and expenses                     7,632,000              1,009,000
                                                    -------------       ----------------


Loss from operations                                  (1,769,000)              (140,000)
Other income (expense):
  Interest expense                                      (152,000)               (57,000)
  Other income (expense), net                             37,000                  (----)
                                                    -------------       ----------------
                                                        (115,000)               (57,000)

Net loss                                            $ (1,884,000)       $      (197,000)
                                                    -------------       ----------------
Net loss per common share-basic and diluted         $      (0.38)       $         (0.19)
                                                    =============       ================
Weighted average number of common shares
   outstanding-basic and diluted
                                                       4,954,094              1,026,839
                                                    =============       ================



The accompanying notes are an integral part of these financial statements.

                                                       CELLEX BIOSCIENCES, INC.
                                                       STATEMENTS OF CASH FLOWS


                                                                                         Year Ended             Two Months Ended
                                                                                     September 30, 2000        September 30, 1999
                                                                                    ---------------------    -----------------------
Cash flows from operating activities:
   Net loss                                                                           $    (1,884,000)            $     (197,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                                             53,000                      4,000
      Amortization                                                                            252,000                     46,000
      Issuance of common stock and warrants for services                                      343,000                       --
 Changes in current operating items, net of acquisition
    Accounts receivable                                                                        26,000                    164,000
    Costs and estimated earnings in excess of billings on uncompleted contracts              (276,000)                  (104,000)
    Inventories                                                                              (518,000)                   140,000
    Other                                                                                     (30,000)                     1,000
    Accounts payable and accrued liabilities                                                 (151,000)                    60,000
    Customer deposits                                                                         (21,000)                  (125,000)
    Billings in excess of costs and estimated earnings on uncompleted contracts               (10,000)                    46,000
                                                                                    ------------------           ----------------
Net cash provided by (used in) operating activities                                        (2,216,000)                    35,000
                                                                                    ------------------           ----------------

Cash flow from investing activities, net of acquisition
  Capital expenditures                                                                       (257,000)                    (7,000)
  Other                                                                                         8,000                     (6,000)
                                                                                    ------------------           ----------------
Net cash used in investing activities                                                        (249,000)                   (13,000)
                                                                                    ------------------           ----------------
Cash flow from financing activities:
  Proceeds from short-term borrowings                                                         255,000                       --
  Repayment of short-term borrowings                                                         (150,000)                      --
  Principal payments on long-term debt                                                       (637,000)                    (7,000)
  Net proceeds from sale of common stock                                                    3,715,000                       --
  Stock subscription                                                                         (198,000)                      --
                                                                                    ------------------           ----------------
Net cash provided by (used in) financing activities                                         2,985,000                     (7,000)
                                                                                    ------------------           ----------------
Net increase cash                                                                             520,000                     15,000
Cash at beginning of period                                                                    28,000                     13,000
                                                                                    ------------------           ----------------
Cash at end of period                                                                 $       548,000             $       28,000
                                                                                    ==================           ================


Cash paid for interest during the period                                              $       108,000             $       42,000
                                                                                    ==================           ================

The accompanying notes are an integral part of these financial statements.

                                                       CELLEX BIOSCIENCES, INC.
                                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                      Common Stock                                                     Total
                                            --------------------------------    Accumulated   Stock Subscription    Shareholders'
                                                Shares            Amount           Deficit         Receivable          Equity
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance at July 31, 1999                       1,026,839     $   1,394,000    $      -----    $      -----         $    1,394,000

Net loss for the two months                    -----              -----            (197,000)         -----               (197,000)
                                            -------------    ---------------  --------------  -------------------  ---------------

Balance at September 30,1999                   1,026,839         1,394,000         (197,000)         -----              1,197,000
  Net proceeds from sale of
     common stock                              3,185,200         3,715,000           -----           -----              3,715,000
   Stock issuance in accordance with
     stipulation agreement (Note 8)            1,204,402          -----              -----           -----               -----
   Stock issued for services rendered            239,998           300,000           -----           -----                300,000
   Stock issued for acquisition                  930,000         1,163,000           -----         (198,000)              965,000
   Warrants issued for services rendered       -----               345,000           -----           -----                345,000
   Stock issued for conversion of debt to      2,508,952         3,136,000           -----           -----              3,136,000
     equity
   Other                                             251          -----              -----           -----               -----
   Net loss for the year                       -----              -----          (1,884,000)         -----             (1,884,000)
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance of September 30, 2000                  9,095,642     $  10,053,000    $  (2,081,000)  $    (198,000)       $    7,774,000
                                            =============    ===============  ==============  ===================  ===============


The accompanying notes are an integral part of these financial statements.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

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

         On July 7, 1999, the United States Bankruptcy Court, District of Minnesota, Third Division, entered the order confirming the Company's Modified First Amended Plan of Reorganization dated June 28, 1999 (the "Plan") which became effective July 30, 1999. (See Note 4.)

         Effective as of the close of business on May 25, 2000, the Company acquired certain assets and technology, and assumed certain liabilities from Unisyn Technologies, Inc. ("Unisyn"), a wholly owned subsidiary of Medi-Cult A/S, a Danish biotechnology corporation. Unisyn develops, manufactures and markets products and contract services that produce antibodies. Unisyn also provides research and development services related to these products. (See Note
5).

(2)      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The Company emerged from a Chapter 11 Reorganization effective July 30, 1999. For financial reporting purposes, the effective date of the Plan was considered to be July 31, 1999 (the "Effective Date"). The results of operations for the period July 30, 1999 through July 31, 1999 were not considered material.

         As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the effective date is less than the total of all post-petition liabilities and pre-petition allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. (See Note 4.)

         Due to the Company's emergence from Chapter 11 Reorganization and implementation of fresh- start reporting, the financial statements for the reorganized company as of July 31, 1999 and September 30, 1999 and for the two-month period ended September 30, 1999 (the "Reorganized Company" or the "New Cellex") are not comparable to those of the Company for the periods prior to July 31, 1999 (the "Predecessor Company" or the "Old Cellex"). The results of the periods shown for the Predecessor Company are not considered to be indicative of the results of operations that are expected for the Reorganized Company.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected on the financial statements of the Predecessor Company for the period ended July 30, 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated and at July 31, 1999, the Reorganized Company's financial statements reflected no beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with the Plan. (See Note 4.)

          The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The results of operations related to Unisyn since May 25, 2000, the effective date, have been included in the Company's statement of operations. (See Note 5.)

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

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at the net book value, which approximates fair value, of the Predecessor Company at July 31, 1999 and at cost for additions subsequent to July 31, 1999. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years.

         Major replacements and improvements are capitalized. Repair and maintenance costs are charged to expense as incurred. Any gains or losses on the disposal of property and equipment are charged to operations.

INVENTORIES

         Inventories are at the lower of cost or market with cost determined using the first-in, first-out ("FIFO") method. The cost of inventories on hand at July 31, 1999 approximated fair value as of that date.

PATENTS AND TRADEMARKS

         Costs incurred in relation to patent applications are capitalized as deferred patent costs. If and when a patent is issued, the related patent application costs are transferred to the patent account and amortized over the legal life of the patent. If it is determined that a patent will not be issued, the related patent application costs are charged to expense at the time such determination is made.

         Patent and trademark costs are recorded at fair value at July 31, 1999 and at cost for additions subsequent to July 31, 1999. Patent and trademark costs are being amortized using the straight-line method over six years for patents and twenty years for trademarks. Accumulated amortization was $142,000 at September 30, 2000.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

SOFTWARE DEVELOPMENT COSTS

         All costs incurred to establish the technological feasibility of a computer software product to be sold separately or as part of another product are expensed as incurred. Although the Company does not have any capitalized software development costs at September 30, 2000, the Company plans to capitalize software development costs pertaining to enhanced software design of certain of the Company's instrument products that are incurred subsequent to the establishment of technological feasibility. These costs will be amortized using the straight-line method over the estimated economic life that the software enhancement will benefit the related product.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

         Reorganization value arising from the reorganization of the Company in the amount of $2,532,000 is being amortized on a straight-line basis over twenty years. Accumulated amortization was $154,000 at September 30, 2000.
(See Note 4.)

CARRYING VALUE OF LONG-LIVED ASSETS

         The carrying value of each long-lived asset is evaluated based upon management's experience in the industry, historical and projected sales, current backlog and expectations of undiscounted cash flows. On an on-going basis, the Company reviews the valuation and amortization of long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets.

REVENUE RECOGNITION

         System and consumable sales are recognized in the period in which the applicable products are shipped. The Company does not provide its customers with a right of return, however, deposits made by customers must be returned to customers in the event of non-performance by the Company. Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract.

         Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. General and administrative costs are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are made in the year in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the year such revisions are determined.

         The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

         Grant revenue is recognized during the period in which the related activities are conducted.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the fiscal year ended September 30, 2000 the common share equivalents that would have been included in the computation of diluted net income per share were 21,145, had net income achieved. Warrants to purchase 350,000 shares of common stock with a weighted average exercise price of $4.29 and $10.00 were outstanding at September 30, 2000 and 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

Additionally, 2,200,000 stock options at $1.50 and 140,000 stock options have been granted by the Company, subject to shareholder approval. See Note 8.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3)      LIQUIDITY

         The Company has incurred significant operating losses and cash flow deficits in previous years. During 2000 the Company experienced $2,216,000 of negative cash flow from operations and met its cash requirements through the sale of equity securities. Management expects the Company's core business to improve, but to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

     However, if the Company is successful in entering into the Cooperative Research and Development Agreement ("CRADA") for Phase-III clinical trials and ultimate commercialization of a patient-specific vaccine for non-Hodgkin's low-grade follicular lymphoma, the Company would need to obtain significant additional funding. (See Note 13) Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that the Company would be able to obtain such additional funds on terms acceptable or favorable to the Company, if at all. Substantial delays in obtaining such financing would have an adverse effect on the Company's ability to perform under the CRADA.

(4)      REORGANIZATION AND FRESH-START REPORTING

         The Company's Plan of Reorganization was consummated subject to the cash investment by Biovest, L.L.C. ("Biovest") of $1,015,000 and the payment of approximately $675,000 to a financial institution, a secured creditor of the Company. Pursuant to the Plan, on the Effective Date, the $1,015,000 of Debtor-In-Possession financing provided by Biovest, together with the accrued interest of $30,000, was converted to common stock of the Reorganized Company.

         Pursuant to the Plan, as of the Effective Date, the Company's existing common stock, preferred stock, options and warrants were deemed canceled and 1,000,003 shares of new common stock were deemed issued, of which 520,000 shares (52%) were issued to Biovest and 250,003 shares (25%) were issued to the Company's unsecured creditors. Until March 15, 2000, the remaining 230,000 shares were held in escrow to be released to Biovest or the Schuster Group, secured creditors of the Company, pursuant to an agreement which was incorporated into the Plan. During 2000, Biovest paid or obtained the release of direct claims and indirect guarantee claims of the Schuster Group in the approximate amount of $2,300,000 and the escrowed shares were released to Biovest.

         As of July 31, 1999, the Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value which approximates the fair value at the Effective Date. The portion of the reorganization value which could not be attributed to specific tangible and identified intangible assets of the Reorganized Company in the amount of $2,532,000 has been recognized as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" and is being amortized over a period of 20 years.

         After consideration of the Company's debt capacity, projected future earnings and cash flows, and after extensive negotiations among parties in interest, it was determined that the reorganization value should approximate the amount a willing buyer would pay for the assets of the Company immediately after the reorganization in addition to the amount of resources available and to become available for the satisfaction of post-petition liabilities and allowed claims as negotiated between the Company and its creditors. Pursuant to the Plan, the Company's senior secured creditors, Biovest and the Schuster Group, paid an aggregate of $1,045,000 to receive 75% of the Company's new common stock, which results in a total equity value of $1,394,000.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

         When added to the post-petition liabilities, the reorganization value and excess reorganization value was determined as follows:

            Post-petition current liabilities                  $1,143,000
            Secured debt                                        3,519,000
            Subordinated debt                                     234,000
            New equity investment                               1,394,000
                                                               ----------
            Total reorganization value                          6,290,000

            Less: Fair market value of
              the Reorganized Company's assets                  3,758,000
                                                               ----------

            Reorganization Value in Excess of
            Amounts Allocable to Identifiable Assets           $2,532,000
                                                               ==========

(5)      ACQUISITION OF UNISYN

         Effective May 25, 2000, the Company acquired substantially all of the assets and technology and assumed certain liabilities from Unisyn Technologies, Inc. ("Unisyn") pursuant to an asset purchase agreement (the "Asset Purchase Agreement").

         In consideration, the Company issued 70,000 shares of common stock to Unisyn's parent company. Pursuant to settlement agreements, 127,000 additional shares of the Company's common stock were issued to settle approximately $1,000,000 in obligations to two creditors of Unisyn. An additional 733,000 shares of the Company's common stock have been issued to settle approximately $800,000 in additional liabilities. In addition, during the period from February 18, 2000 to May 25, 2000, the Company provided cash advances to Unisyn aggregating approximately $450,000; these obligations were cancelled pursuant to the Asset Purchase Agreement.

         The assets purchased include accounts receivable, inventory, equipment, licenses, proprietary software, certain prepaid expenses and other assets, and intangible assets including patents, trademarks, trade names, service names, copyrights and other intangibles.

         The Company also assumed certain rights and obligations of Unisyn pursuant to contracts and agreements with customers of Unisyn and pursuant to real property leases and purchased contracts. The Company also assumed certain liabilities, including certain accounts payable, deferred revenue and severance obligations to certain employees totaling approximately $553,000.

         On September 10, 1999, the Company had commenced an adversary proceeding against Unisyn relating to the unilateral termination by Unisyn of an Agreement and Plan of Merger dated October 10, 1997 between the Company and Unisyn. The Asset Purchase Agreement provide for the dismissal of all claims in the litigation.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

The recorded value and purchase price of the assets acquired and liabilities assumed are as follows:

         Accounts receivable, net                          $ 1,110,000
         Inventories                                           562,000
         Property, plant and equipment                         449,000
         Costs and estimated earnings in excess
          of billings on uncompleted contracts                 159,000
         Other assets                                           29,000
                                                           ------------
               Allocation of Purchase Price                $ 2,309,000
                                                           ------------

         Value of common stock issued
             (930,000 shares at $1.25 per share)           $ 1,163,000
         Fair value of liabilities assumed                     553,000
         Cancellation of cash advances to Unisyn               450,000
         Transaction costs                                     143,000
                                                           ------------
               Total Purchase Price                        $ 2,309,000
                                                           ------------


         The operations of Unisyn are included in the statement of operations only from the date of acquisition, May 25, 2000. Pro forma results of operations (unaudited) as if the acquisition had occurred as of October 1, 1999 and 1998 are as follows:

                                             Fiscal Year ended September 30,
                                             -------------------------------
                                                  2000               1999
                                                  ----               ----
         Revenues                            $   8,940,000      $  8,197,000
         Net loss                            $  (2,924,000)     $ (5,537,000)
         Net loss per share                  $       (0.59)           N/A

         The loss per common share above for twelve months ended September 30, 1999 has not been computed because the information is not considered meaningful.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

(6)      DETAILS TO BALANCE SHEET

INVENTORIES

         Inventories consist of the following:

                                                      SEPTEMBER 30,
                                                          2000
                                                   -------------------
         Finished goods.................           $         806,000
         Work-in-process................                     437,000
         Raw materials..................                   1,212,000
                                                   -------------------
                                                           2,455,000
         Less non-current portion.......                     153,000
                                                   -------------------
                                                   $       2,302,000
                                                   ===================

         The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to September 30, 2000. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                    SEPTEMBER 30,
                                                        2000
                                                  -----------------
         Furniture and fixtures..........         $          40,000
         Leasehold improvements......                       220,000
         Machinery and equipment......                      565,000
                                                  -----------------
                                                            825,000
                                                            (57,000)
                                                  -----------------
         Less accumulated depreciation
         And amortization................         $         768,000
                                                  =================

CONCENTRATION OF CREDIT RISK

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers.

         Two customers accounted for approximately 16% and 21%, respectively, of total revenues for the two months ended September 30, 1999, respectively. One of these customers accounted for 19% of the Company's accounts receivable balance at September 30, 1999. In fiscal year ended September 30, 2000 no customer accounted for 10% of revenues. One customer accounted for 14% of the Companies' accounts receivable balance at September 30, 2000.

         A significant amount of the Company's revenue has been derived from export sales. The Company's export sales, principally to European customers, were 50% and 30% of total revenues for the two months ended September 30, 1999 and fiscal year ended September 30, 2000, respectively.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of current assets and current liabilities such as cash, accounts receivable, accounts payable, customer deposits and accrued liabilities approximate fair value because of the short maturity of these items. The carrying value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing agreements. As a result of the Company's reorganization, the carrying amounts of long-term debt approximate fair value.

(7)      LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at September 30, 2000



  Promissory note payable to Internal Revenue Service, with
  interest of 8% per annum, payable in monthly installments of
  $11,095, including interest through February 1, 2004 and $320 per month thereafter through February 1, 2005.....................  $ 398,000

  Promissory note payable to State of Minnesota, with interest of 8% per annum, payable in monthly installments of $2,700, including interest, beginning
  December 1, 1999 through February 1, 2005.........................    120,000

  Amounts payable to regulatory agencies (i)........................     95,000

  Other.............................................................      1,000
                                                                      ---------
                                                                        614,000

  Less current portion of long-term debt............................    129,000
                                                                      ----------
                                                                      $ 485,000
                                                                      ----------

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

         (i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $95,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. As of September 30, 2000, the Company has not been assessed by these agencies and promissory notes have not been signed.

         At September 30, 2000, the aggregate maturities of long-term debt by fiscal year are as follows: 2001 - $129,000; 2002 - $139,000; 2003 - $151,000;
2004 - $86,000; 2005-$ 14,000 and subsequent years - $95,000.

(8)      SHAREHOLDERS' EQUITY

PLAN OF REORGANIZATION

         Pursuant to the Company's Plan of Reorganization, all equity securities of the Predecessor Company were canceled and 1,000,003 shares of new common stock were deemed issued, of which 520,000 shares (52%) were issued to Biovest and 250,003 shares (25%) were issued to the Company's unsecured creditors. Until March 15, 2000, the remaining 230,000 shares were held in escrow to be released to Biovest or the Schuster Group, secured creditors of the Company, pursuant to an agreement which was incorporated into the Plan. Such agreement provided that, in the event that Biovest or the Company had paid or obtained the release of direct claims and indirect guarantee claims of the Schuster Group in the approximate amount of $2,300,000, then the escrowed shares would be released to Biovest; otherwise, such shares would be released to the Schuster Group. (See
Note 4.) During 2000, Biovest paid the direct claims and indirect guarantee claims on behalf of the Company. Pursuant to the agreement incorporated into the Plan, Biovest received 1,434,402 shares of common stock which represented 23% of the total shares outstanding at March 15, 2000. Such shares consisted of 1,204,402 newly issued shares plus the 230,000 shares held in escrow.

         In addition, pursuant to the Plan of Reorganization, four warrants were issued to the Company's investment banker as compensation for services in assisting the Company to accomplish the reorganization. Each warrant to purchase 25,000 shares of the Company's new common stock is exercisable July 30, 2000 at an exercise price per share of $2.50, $7.50, $10.00 and $20.00 and expires July 31, 2002. The Company has reserved 100,000 common shares for future issuance for these warrants.

         In addition, pursuant to the reorganization, 26,836 shares of the Company's new common stock were issued to employees of the Company and former officers of the Predecessor Company for compensation and severance pay.

         Pursuant to the Company's Plan of Reorganization, the Company is authorized to establish a stock option plan within two years of the Effective Date of the Plan. A plan has not been established as of September 30, 2000.

PRIVATE PLACEMENT OFFERING

         From February to May 31, 2000, the Company sold 2,785,200 shares of the Company's common stock at $1.25 per share for approximately $3,481,000 pursuant to a private placement offering. The proceeds from this offering were $3,215,000, net of issuance costs of $266,000.

STOCK PURCHASE AGREEMENTS

         During 2000 the Company entered into agreements with the Company's two executive officers, whereby 239,998 shares of the Company's common stock were purchased for an aggregate purchase price of $300,000 ($1.25 per share) by cancellation of all of the Company's indebtedness to these two officers for salary and bonuses accrued but not yet paid through March 31, 2000.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

ACQUISITION OF UNISYN

         Effective May 25, 2000, the Company completed its acquisition of Unisyn pursuant to an asset purchase agreement. In consideration, the Company issued a total of 930,000 shares of its common stock. (See Note 5.)

FINANCIAL ADVISOR AGREEMENT

         During 2000, the Company entered into an agreement with a group of investment advisors under which the advisors purchased 400,000 shares of the Company at $1.25 per share during August 2000 and agreed to provide financial consulting services in exchange for equity interests in the Company. On January 5, 2001, a new agreement was entered into that defined the equity interests to be provided in exchange for the consulting services to be rendered. Under the terms of the new agreement, the advisors are to provide consulting services to the Company for a one-year period from August 15, 2000 to August 15, 2001 in exchange for 800,000 irrevocable warrants. The warrants are exercisable at any time within five years from January 5, 2001; 550,000 warrants have an exercise price of $1.25 per share and 250,000 warrants have an exercise price of $2.00.

         The warrants have been valued through September 30, 2000 at approximately $345,000 using the Black-Scholes pricing model. This amount is being recognized ratably over the twelve months of service being provided by the investment advisors, which resulted in $43,000 of expense for the year ended September 30, 2000. In valuing the warrants issued under the Black-Scholes pricing model, the following assumptions were used: zero dividend yield; risk-free interest rate of 6.98%; expected volatility of 48%; and expected life of the three years.

         The warrants will be revalued through the measurement date, January 5, 2001, which could result in significant expense to the Company.

         STOCK OPTIONS

         During 2000, the Company's Board of Directors approved the granting of 2,200,000 stock options to its executive officers and directors. The options have an exercise price of $1.50 per share and have a five year term; half are exercisable six months from the date of grant and the remaining half are exercisable one year from the date of the grant. The stock option grants are subject to shareholder approval of a stock option plan for the Company.

         The Board also approved the issuance of 140,000 stock options to an outside advisor for services rendered at the then market price, subject to shareholder approval of an option plan for the Company. Upon approval of the stock option plan by the Company's shareholders, compensation expense for services rendered will be recognized based upon the fair value of the options at that date.

(9)      INCOME TAXES

         No provision for income taxes has been recorded for the year ended or two months ended September 30, 2000 and 1999 due to losses incurred during the periods. At September 30, 2000, the Company has net operating loss carryforwards of approximately $41,000,000 (expiring 2002 to 2019) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

         A reconciliation of the U.S. Federal statutory rate to the effective tax rate is as follows:

                                          Year ended         Two months ended
                                      September 30, 2000    September 30, 1999
                                     --------------------  --------------------
Federal statutory rate                        (34)%                (34)%
State taxes                                    (2)                  (2)
Effect of valuation allowance                  36                   36
                                     --------------------  --------------------
Net actual effective rate                       - %                  - %
                                     ====================  ====================

(10)     RETIREMENT PLANS

         The Company has a retirement savings plan covering all employees eligible to participate in the plan (Employees of the Company scheduled to provide at least 1,000 hours of service during their first year of employment are eligible as of a date no later than six months after employment and employees scheduled to provide less than 1,000 hours of service become eligible after completing a year of service.). Eligible employees may make annual earnings reduction contributions of up to the maximum percentage allowable by Code Sections 401(k), 404 and 415, presently 14% of compensation, limited to $10,500 for 2001, on a pre-tax basis to their plan accounts. The Company may also make discretionary contributions to this plan, subject to approval by the Board of Directors, which are allocated to the accounts of the participants in proportion to each participant's annual compensation from the Company. The Company has made no discretionary contributions pursuant to the plan.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

(11)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases office and manufacturing space pursuant to 5 non-cancelable operating leases. Rent expense pertaining to these leases was $471,000 for the year ended September 30, 2000 and $40,000 for the two months ended September 30, 1999. The following is a schedule of the future minimum rental payments required pursuant to these leases for the fiscal years ended September 30:

             2001....................                   $     622,000
             2002....................                         553,000
             2003....................                         512,000
             2004....................                         296,000
             2005....................                         255,000
             Thereafter..............                         106,000

LEGAL PROCEEDINGS

         The Company is engaged in various litigation matters. Management believes the ultimate outcome of these litigation matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(12)     RELATED PARTY TRANSACTIONS

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

         During 1999, Biovest purchased the debt held by the Company's secured lender in the amount of approximately $676,000 and made advances to the Company of $185,000. During 2000, Biovest made working capital advances to the Company in the amount of $255,000 of which $150,000 was repaid by the Company. In addition, Biovest paid general and administrative expenses, expenses of the private placement offering, deferred acquisition costs and other expenses on behalf of the Company in the aggregate amount of approximately $377,000. During 2000, Biovest paid approximately $1,745,000 to settle debt and accrued interest on the Company's behalf. Accrued interest on the outstanding debt totaled $48,000. During 2000, Biovest received 2,508,952 shares of the Company's common stock in exchange for cancellation of $3,136,000 in liabilities payable by the Company to Biovest.

         At September 30, 2000, Biovest holds 4,463,354 shares of the Company's Common Stock or 49% of the Company's outstanding common stock and the Company's chairman and president each own 119,999 shares or 1% of the Company's outstanding common stock . ( See Notes 5 and 6.)

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

(13)     SUBSEQUENT EVENTS

         On November 14, 2000 the Company received notice from the National Cancer Institute ("NCI") that the Company had been invited to enter into a Cooperative Research and Development Agreement ("CRADA") for the development of idiotype tumor vaccines for the treatment of B-cell lymphomas. The Company has begun negotiations with the NCI to assist in the production of a workable vaccine which may be further developed for commercialization. Successful negotiations and development of this vaccine from Phase III clinical trials through commercialization will likely commit the Company to several years of significant expenditures before revenues, will be realized, if ever.

         On January 5, 2001 the Company entered into a new agreement with a group of investment advisors. (See Note 8.)

CELLEX BIOSCIENCES, INC.

                               PREDECESSOR COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          Ten Months Ended
                                                             July 30, 1999
                                                          -----------------
Revenues
       System sales                                           $    542,398
       Consumable sales                                          1,180,274
       Contract production services                              2,250,383
       Grant revenue                                                54,628
       Other                                                       145,309
                                                          -----------------
         Total revenues                                          4,172,992

Operating costs and expenses
       Cost of sales                                             2,819,035
       Research and development                                    319,987
       Marketing, general and administrative                     1,281,379
                                                          -----------------
         Total operating costs and expenses                      4,420,401

       Loss from operations                                      (247,409)

Other income (expense)
       Interest income                                               2,530
       Interest expense                                           (423,438)
                                                          -----------------
        Other income (expense), net                               (420,908)
                                                          -----------------
Net loss before reorganization items, discontinued
       operations and extraordinary item                          (668,317)

       Reorganization items                                     (2,601,424)
                                                          -----------------
Net loss before extraordinary item                              (3,269,740)
       Gain on discharge of debt                                 9,013,888

                                                          -----------------
Net income                                                    $  5,744,147
                                                          =================

    The accompanying notes are an integral part of this financial statement.

CELLEX BIOSCIENCES, INC.


                               PREDECESSOR COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              Ten Months Ended
                                                               July 30, 1999
                                                             ------------------
OPERATING ACTIVITIES
     Net income                                                  $   5,744,147
     Depreciation                                                       52,691
     Amortization                                                       39,200
     Gain on discharge of debt                                      (9,013,888)
     Changes in current operating items
       Accounts receivable                                            (288,157)
       Inventories                                                     111,109
       Other                                                           (18,217)
       Accounts payable and accrued liabilities                      2,724,768
       Accounts payable - affiliate                                   (285,251)
       Customer deposits                                              (174,956)
                                                             ------------------
     Net cash used in operating activities                          (1,108,554)

INVESTING ACTIVITIES
      Deferred patent costs and patents                                  1,835
                                                             ------------------
      Net cash provided by investing activities                          1,835

FINANCING ACTIVITIES

      Short term borrowings                                          1,200,000
                                                             ------------------
      Net cash provided by  financing activities                     1,200,000
                                                             ------------------
      Net increase (decrease) in cash                                   93,281
      Cash at the beginning of the period                              (80,644)
                                                             ------------------
      Cash at the end of the period                              $      12,637
                                                             ==================


    The accompanying notes are an integral part of this financial statement.

CELLEX BIOSCIENCES, INC.


                               PREDECESSOR COMPANY
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                     Foreign
                                       Preferred           Common Stock                              Currency          Total
                                         Stock      -----------------------------   Accumilated    Translation     Shareholders'
                                         Amount        Shares         Amount          Deficit       Adjustment    Equity (Deficit)
                                      ------------  ------------  ---------------  --------------  -------------  ---------------

Balance at September 30, 1998         $  2,232,500    6,887,489   $  25,580,842    $(37,173,716)   $  (180,649)    $ (9,541,023)
Reorganization adjustments:
  Cancellation of preferred stock      (2,232,500)    ----            2,232,500        ----            ----            ----
  Cancellation of old common. stock       ----      (6,887,489)    (31,429,569)       31,429,569        180,649          180,649
  Issuance of new common stock:
     Secured creditors                    ----          750,000       1,045,475        ----            ----            1,045,475
     Unsecured creditors                  ----          250,003         208,500        ----            ----              208,500
     Employees                            ----           26,836          16,084        ----            ----               16,084
Reorganization value                      ----        ----            3,740,136        ----            ----            3,740,136
Net income                                ----        ----            ----             5,744,147       ----            5,744,147
                                      ------------  ------------  --------------   --------------  -------------   --------------
Balance at July 30, 1999              $   ----        1,026,839     $ 1,393,968    $    -----      $       ----     $  1,393,968
                                      ============  ============  ==============   ==============  =============   ==============



    The accompanying notes are an integral part of this financial statement.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED


PREDECESSOR COMPANY
NOTES TO FINANCIAL STATEMENTS
JULY 30, 1999

(1)      SUMMARY OF ACCOUNTING POLICIES

CHAPTER 11 REORGANIZATION

         The Company was the subject of an involuntary bankruptcy petition filed with the United States Bankruptcy Court, District of Minnesota, Third Division, by three of the Company's unsecured creditors. By request of the petitioning creditors and by a stipulation, the Company was granted until December 4, 1998 to file its answer to the involuntary petition. The Company filed a Consent to order for relief with the Bankruptcy Court on December 8, 1998 and operated as a debtor-in-possession pursuant to Chapter 11 through July 7, 1999 when the Bankruptcy Court entered the order confirming the Company's Modified First Amended Plan of Reorganization dated June 28, 1999 (the "Plan") which became effective July 30, 1999. For financial reporting purposes, the effective date of the Plan is considered to be July 31, 1999 (the "Effective Date"). The results of operations for the period July 30, 1999 through July 31, 1999 are not considered material. Settlements with holders of debt claims were as follows:


        -- Certain claims were not classified. Unclassified administrative expense claims, including professional fees, are to be paid in full in cash. As of the Effective Date, approximately $220,000 had been paid. Post-petition claims incurred in the ordinary course of business during the pendency of the Reorganization proceedings were paid on a current basis. Pre-petition claims incurred during the period October 6, 1998 through December 8, 1998, including claims of parties to executory contracts and unexpired leases, totaling approximately $200,000 were paid at the Effective Date. Also, certain taxes and accrued interest, totaling $233,622 is to be paid in full in equal monthly installments for six years from the date of assessment beginning September 1, 1999 with interest at the rate of 8% per annum. After the Effective Date, the Company shall continue to pay fees of approximately $5,000 per quarter to the U.S. Trustee through the pendency of the bankruptcy court proceedings.

        -- Class A-1 secured claims of the Company's financial institution in the approximate amount of $675,000 were paid in full by Biovest pursuant to the Plan and will be repaid monthly with a 15-year amortization with interest at 7% per annum. The obligation is payable to Biovest in full on or before July 30, 2002, provided that Class A-3 Claims of the Schuster Group have been paid in full or released.

        -- Class A-2 includes $185,000 payable to Biovest, plus interest accrued during the period February 9, 1999 through July 30, 1999 ($8,856), and are subject to the same treatment discussed above for Class A-1.

        -- Class A-3 consists of direct and indirect guarantee claims of the Schuster Group totaling approximately $2,300,000. Such claims will be paid pursuant to a Credit and Stipulation Agreement between Biovest and Schuster Group which was incorporated into the Plan. Under such agreement, during the period from the Effective Date, the Company will pay the Schuster Group, on a monthly basis, accrued interest at rates ranging from 10% to 12% per annum and certain principal payments, based on a 7-year amortization with a three-year balloon, provided that, until the Schuster Group claims are paid or released, the aggregate monthly debt service payments by the Company, including payments to the Schuster Group, cannot exceed $25,000 per month.

CELLEX BIOSCIENCES, INC.

PREDECESSOR COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JULY 30, 1999 (UNAUDITED)

        -- Class A-4 consists of an $80,000 certificate of deposit held as a lien interest by Norwest Bank, a.k.a. Wells Fargo. Norwest will retain its interest in such security; however, with the consent of the Company's landlord and Norwest, $68,000 of such security may be applied to obligations owed by the Company to the landlord.

        -- Class A-5 is secured by certain assets of the Company relating to the Company's fluidized bed technology. In full satisfaction, the Company abandoned all interest in such asset and such claim in the amount of $810,618 was reclassified by the creditor to an unsecure claim.

        -- Class A-6 consists of approximately $501,532 owed to the Internal Revenue Service which will be paid in full in equal monthly installments for six years from the date of assessment beginning September 1, 1999 with interest at the rate of 8% per annum.

        -- Class B consists of the unsecured creditors who received approximately 250,000 shares of the outstanding common stock of the Reorganized Company in full satisfaction and release of their claims.

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

         SOP 90-7 also calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the effective date is less than the total of all post-petition liabilities and pre-petition allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt of $9,013,888 resulting from the reorganization proceedings was reflected as an extraordinary item in the statement of operations of the Predecessor Company for the ten months ended July 30, 1999.

         The results of the periods shown for the Predecessor Company are not to be considered as being indicative of the results of operations that are expected for the Reorganized Company. The results of the Predecessor Company are not comparable to those of the Reorganized Company.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the ten months ended July 30, 1999. Actual results could have differed from those estimates.

CELLEX BIOSCIENCES, INC.

PREDECESSOR COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JULY 30, 1999 (UNAUDITED)

PROPERTY AND EQUIPMENT

         Property and equipment was recorded at cost. Depreciation for property and equipment was computed using the straight-line method over the estimated useful lives of three to seven years. Major replacements and improvements were capitalized. Repair and maintenance costs were charged to expense as incurred. Any gains or losses on the disposal of property and equipment were charged to income.

INVENTORIES

         Inventories were valued at the lower of cost or market. Cost was determined using the first-in, first-out ("FIFO") method.

PATENTS AND TRADEMARKS

         Costs incurred in relation to patent applications were capitalized as deferred patent costs. If and when a patent was issued, the related patent application costs were transferred to the patent account and amortized over the legal life of the patent. If it was determined that a patent would not be issued, the related patent application costs were charged to expense at the time such determination was made. Patent and trademark costs were being amortized using the straight-line method over periods ranging from 10 to 17 years.

CARRYING VALUE OF LONG-LIVED ASSETS

         The carrying value of long-lived assets was evaluated based upon management's experience in the industry, historical and projected sales, current backlog and expectations of non-discounted cash flows.

REVENUE RECOGNITION
         System and consumable sales were recognized in the period in which the applicable products were shipped. The Predecessor Company did not provide its customers with a right of return, however, deposits made by customers must be returned to customers in the event of non-performance by the Company. Revenues from contract cell production services were recognized during the period the applicable product was shipped, or in the case of a service, when the applicable service was performed. Grant revenue was recognized during the period in which the related activities were conducted.

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

CELLEX BIOSCIENCES, INC.

PREDECESSOR COMPANY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JULY 30, 1999 (UNAUDITED)

(2)      REORGANIZATION ITEMS

         Reorganization items consists of $173,844 in costs related to severance payments to two former executive officers and directors of the Predecessor Company and payments to certain employees; $735,652 in professional fees and services and; $1,691,927 which consists primarily of claims allowed by the bankruptcy court which were originally obligations of LSL Group and LSL Biolafitte SA but became direct obligations of the Company pursuant to guarantee and reimbursement agreements.

(3)      INCOME TAXES

No provision for income taxes was recorded for the ten months ended July 30, 1999 as there were sufficient net operating loss carryforwards available to offset taxable income.

(4)      CONCENTRATION OF CREDIT RISK

         The Predecessor Company granted credit to customers in the normal course of business, but generally did not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers.

         One customer accounted for approximately 19% of total revenues for the ten months ended July 30, 1999.

         A significant amount of the Predecessor Company's revenues was derived from export sales. The Predecessor Company's export sales were 38% of total revenues for the ten months ended July 30, 1999.

(5)      RENT EXPENSE

         Total rent expense was $201,901 for the ten months ended July 30, 1999.

                            CELLEX BIOSCIENCES, INC.

                                540 SYLVAN AVENUE
                            ENGLEWOOD CLIFFS NJ 07632
                        (201) 816-8900 FAX (201) 816-3464

--------------------------------------------------------------------------------
January 5, 2001



Bridge Partners III, LLC
c/o 120 East 34th Street
Suite 14F
New York, New York  10016

         Statement of Agreement

Gentlemen:

         It is hereby agreed and understood that any and all prior agreements, letters of intent, correspondence and/or oral communications purporting to constitute or describe any agreement or working arrangement by and between Cellex Biosciences, Inc., d/b/a Biovest International, Inc., and Bridge Partners III, L.L.C., including without limitation any agreement, oral or written, with Bridge Partners III, LLC (Bridge Partners) shall be null and void and of no further force and effect, to be replaced by the provisions contained herein.

         Bridge Partners hereby acknowledges that Bridge Partners was engaged in or about August, 2000, as Consultants to provide to Cellex Biosciences, Inc. ("Cellex" or the "Company") the following: (1) advice regarding capital raising, strategic investment and acquisition transactions, (2) advice regarding investor and public relations matters, (3) initiation of contacts with investment banks, financial analysts, money managers, industry executives, consultants and/or other persons that could have strategic value to Cellex, and (4) the undertaking of other value-enhancing efforts. The term of this Consultation shall be one year commencing on August 15, 2000, unless extended by mutual agreement.

         The Company hereby acknowledges that Bridge Partners has purchased 400,000 shares of Cellex common stock at a total purchase price of $500,000. In exchange for that investment and for Bridge Partners' Consulting services, Cellex shall promptly issue to Bridge Partners irrevocable warrants to purchase 800,000shares of the Company's common stock, exercisable at any time within five
(5) years from the date of this agreement; 550,000 of these Warrants shall have an exercise price of $1.25 per share; the remaining 250,000 Warrants shall have an exercise price of $2.00 per share. The warrant certificate evidencing the warrants will be customary in form and substance.

         In addition, the Company agrees to promptly issue to Bridge Partners a stock certificate evidencing the 400,000 shares previously purchased by Bridge Partners.

         Cellex and Bridge Partners hereby agree that any and all other Options to purchase common stock of Cellex heretofore granted to Bridge Partners, through any agreement or by any other means whatsoever, is and shall be cancelled and void. Each of Cellex and Bridge Partners, on behalf of themselves, their principals, estates, heirs, executors, administrators, representatives, successors and assigns, hereby fully and forever release and discharge each other and their respective affiliates, officers, directors, shareholders, managers, members, employees, agents, representatives and attorneys from all actions, claims, demands, losses, expenses, obligations and liabilities (in law and in equity, known unknown, contingent or otherwise) related to or arising in connection with any Option agreement previously entered, whether willful, reckless, or negligent.

         This letter-agreement shall be fully binding on the parties, their successors and/or assigns. This agreement shall be governed by and interpreted under the laws of the State of New Jersey.

         If you are in agreement with the foregoing, please sign below where indicated.

                                             Sincerely,

                                             CELLEX BIOSCIENCES, INC.


                                             By: /s/ Othon Mourkakos
                                                 -------------------------------
                                                 Othon Mourkakos
                                                 President

Accepted and Agreed:
BRIDGE PARTNERS III, LLC


By: /s/ Matthew D. Mogavero
    ------------------------------
     Matthew D.Mogavero
     Managing Member