Form 10KSB/A
period 2000-09-30
CELLEX BIOSCIENCES INC
filed 2001-01-29
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-KSB/A


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

                  Common Stock, no par value: 9,110,390 shares

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


     DEPENDENCE ON BIOVEST; POTENTIAL CONFLICTS OF INTEREST. As of September 30, 2000 approximately 49% of the Company's new common stock was held by Biovest, L.L.C. of which the Company's Chairman of the Board and Chief Executive Officer is also Chairman and Chief Executive Officer and of which the Company's President is also President. Subsequent to September 30, 1999, the Company has relied on Biovest which has made working capital advances, purchased the debt held by the Company's secured lender and whose officers purchased stock for services rendered. There can be no assurance that future transactions or arrangements between the Company and Biovest and its affiliates will be advantageous to the Company or that, if conflicts do arise, they will be resolved in a manner favorable to the Company.

     CONTROL BY PRINCIPAL SHAREHOLDERS. As of September 30, 2000, each of Dr. Christopher Kyriakides and Mr. Othon Mourkakos is deemed to beneficially own 52.9% of the shares of common stock outstanding (attributing to Dr. Christopher Kyriakides and Mr. Othon Mourkakos the beneficial ownership of the shares held by Biovest, a company controlled by Dr. Kyriakides and Mr. Mourkakos). Accordingly, Dr. Kyriakides, Mr. Mourkakos and Biovest will be able to exert significant influence on the affairs of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are as follows:


        Name               Age    Position
        ----               ---    --------

Dr. Christopher Kyriakides  39    Chairman of the Board, Chief Executive
                                  Officer and Director

Othon Mourkakos             42    President, Chief Operating Officer, and
                                  Secretary and Director

David DeFouw, Ph.D.         55    Chief Scientific Officer and Director

Thomas F. Belleau           57    Chief Financial Officer



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


ITEM 10. EXECUTIVE COMPENSATION


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the aggregate compensation paid or accrued by the Company for services rendered to it by each person who served as the Chief Executive Officer during fiscal year 2000 and each other employee whose total salary and bonus exceeded $100,000 during fiscal year 2000, as well as the aggregate compensation for such persons during the last three fiscal years.


                                                     SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                                                           Shares
               NAME AND                      FISCAL         ANNUAL COMPENSATION          Underlying         All Other
           PRINCIPAL POSITION                 YEAR         SALARY ($)    BONUS ($)       Options (#)       Compensation
           ------------------                 ----        ----------      ---------       ------------     --------------
Dr. Christopher Kyriakides                    2000        $80,000(2)      $110,000(3)           -                 -
   Chairman of the Board of Directors         1999             -               -                -                 -
   and Chief Executive Officer(1)

Othon Mourkakos                               2000        $80,000(2)      $110,000(3)           -                 -
   President, Secretary and                   1999             -               -                -                 -
   Chief Executive Officer(4)

(1) Dr. Kyriakides was appointed Chairman of the Board on July 31, 1999 and was appointed Chief Executive Officer of the Company on September 20, 1999.

(2) Includes $40,000 of accrued but unpaid salary payable for services rendered to the Company and 32,000 shares of Common Stock valued at $1.25 per share for an aggregate value of $40,000.

(3) Consists of 87,999 shares of Common Stock valued at $1.25 per share for an aggregate value of $110,000, which were paid as a bonus.

(4) Mr. Mourkakos was appointed President and Chief Operating Officer of the Company on September 20, 1999.


EMPLOYMENT AGREEMENTS

         As of September 30, 2000, the Company had not entered into written employment agreements with any of its employees, officers or directors.

OPTION GRANTS

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following tables set forth information concerning the grant of stock options during fiscal year 2000 to each of the persons described in the Summary Compensation Table and the number and value of unexercised options held by them at the fiscal year-end.

                                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                    Individual Grants
                            ---------------------------------------------------------------------
                                                                                                     Potential Realizable Value
                            Number of         Percent of                                              At Assumed Annual Rates
                            Securities      Total Options/                                          of Stock Price Appreciation
                            Underlying       SARs Granted    Exercise or Base                           for Option Term (2)
                           Options/SARs      to Employees          Price                            ---------------------------
          Name             Granted (#)      in Fiscal Year        ($/Sh)         Expiration Date           5%($) 10%($)
          ----            -------------     --------------       --------        ---------------           ----- ------
Dr. Christopher
Kyriakides(1)               1,000,000            45.5              1.50           July 19, 2005              -      -

Othon                       1,000,000            45.5              1.50           July 19, 2005              -      -
Mourkakos(1)


(1) On July 19, 2000, the Board of Directors granted to such person options to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. Options to purchase 500,000 shares are exercisable at any time on and after January 19, 2001 and options to purchase 500,000 shares are exercisable on and after July 19, 2001. The foregoing options expire on July 19, 2005.

(2) The Company's Common Stock is not publicly traded and there is no public market for such Common Stock.

                                      AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                                  AND FY-END OPTION/SAR VALUES
                                                                                                     Value of Unexercised
                                                                 Number of Unexercised            In-the-Money Option/SARs at
                       Shares Acquired        Value            Option/SARs at FY-End (#)                 FY-End ($)(1)
        Name           on Exercise (#)     Realized($)         Exercisable Unexercisable           Exercisable Unexercisable
        ----           ---------------     -----------        ------------ -------------          ------------ -------------
Dr. Christopher               -                 -                 -             1,000,000             -                -
Kyriakides

Othon                         -                 -                 -             1,000,000             -                -
Mourkakos

(1) The Company's Common Stock is not publicly traded and there is no public market for such Common Stock


DIRECTOR COMPENSATION

   Directors who also are employees of the Company do not receive any cash compensation for their services as members of the board of directors, although they are reimbursed for certain expenses incurred in connection with attendance at board and committee meetings. Directors who are not employees of the Company or any affiliate of the Company will be paid $1,000 for each meeting of the Board of Directors that he or she attends. In addition, the outside directors are to be paid an annual retainer of $5,000 payable in four equal quarterly installments and will be reimbursed for any expenses incurred in attending such meetings.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the number and percentage of shares of Common Stock owned as of January 10, 2001 by (i) each director of the Company, (ii) all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of Common Stock, (iii) each of the executive officers, and (iv) all of the Company's directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of Common Stock set forth opposite such person's name, except as otherwise indicated.


                                                AGGREGATE NUMBER OF
    NAME AND ADDRESS OF                         SHARES BENEFICIALLY                PERCENTAGE OF SHARES
    BENEFICIAL OWNER(1)                              OWNED(2)                     BENEFICIALLY OWNED(3)
   --------------------                             ---------                     ---------------------
Dr. Christopher Kyriakides                        5,083,353(4)(5)                          52.9%

Biovest, L.L.C.                                   4,463,354(4)                             49.0

Othon Mourkakos                                   5,083,353(4)(5)                          52.9

David DeFouw, Ph.D.                                 100,000(6)                              1.1

Thomas F. Belleau                                    10,000                                   *

Bridge Partners III, LLC                          1,200,000(7)                             12.1
120 East 34th Street, Suite 14D
New York, NY  10016

Warburton Group, LLC                                733,000                                 8.0
777 Passaic Avenue, 4th Floor
Clifton, NJ  07012

All directors and executive officers as a         5,693,353                                55.8
group (4 persons)

---------------------------------

*    Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is 540 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants and options and the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants, and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date of this filing have been exercised or converted. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3) Calculated on the basis of 9,110,390 shares of Common Stock outstanding as of January 10, 2001.

(4) Dr. Christopher Kyriakides and Mr. Othon Mourkakos are the sole members of Biovest, L.L.C. Therefore, Dr. Kyriakides and Mr. Mourkakos may be deemed to be the beneficial owners of the 4,463,354 shares of Common Stock owned by Biovest, L.L.C.

(5) Includes 500,000 shares of Common Stock issuable upon the exercise of an option, at an exercise price of $1.50 per share. Does not include shares issuable upon the exercise of an option to purchase an additional 500,000 shares of Common Stock, at an exercise price of $1.50 per share.

(6) Includes 100,000 shares of Common Stock issuable upon the exercise of an option, at an exercise price of $1.50 per share. Does not include shares issuable upon the exercise of an option to purchase an additional 100,000 shares of Common Stock, at an exercise price of $1.50 per share.

(7) Includes 800,000 shares of Common Stock issuable upon exercise of a warrant, of which 550,000 shares of Common Stock are exercisable at a price of $1.25 per share and 250,000 shares of Common Stock are exercisable at a price of $2.00 per share. The warrant expires on January 5, 2006.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     A number of the transactions described in this section involve inherent conflicts of interest because they were with an officer, director, significant stockholder, promoter or other person with a material business or professional relationship with the Company.

     Biovest, Dr. Kyriakides and Mr. Mourkakos are able to exert significant influence on the Company's affairs. Biovest, L.L.C., beneficially owns 49% of the Company's outstanding shares of Common Stock. Dr. Kyriakides and Mr. Mourkakos are the sole members of Biovest, L.L.C. and each is deemed to beneficially own 52.9% of the Company's outstanding shares of Common Stock.

     Pursuant to the Company's reorganization effective July 31, 1999, 520,000 shares (approximately 52% of the Company's new common stock was issued to Biovest, L.L.C., whose President is also the Company's President and whose Chief Executive Officer is also the Company's Chairman of the Board and Chief Executive Officer. Also pursuant to the reorganization, upon the occurrence of certain events, effective March 15, 2000, 1,434,401 additional shares were issued to Biovest pursuant to the Company's Plan of Reorganization, comprised of 230,000 shares, which were held in escrow since July 31, 1999 and 1,204,401 shares issued on March 15, 2000.

     During 1999, Biovest purchased the debt held by the Company's secured lender in the amount of approximately $676,000 and made advances to the Company in the amount of $185,000. During 2000, Biovest made working capital advances to the Company in the amount of $255,000 of which $150,000 were repaid by the Company. In addition, Biovest paid general and administrative expenses, the Company's expenses in connection with its private placement offering, and deferred acquisition costs and other expenses on behalf of the Company in the aggregate amount of approximately $377,000. During 2000, Biovest paid down the Company's debt in the approximate aggregate amount of $1,745,000 of which $48,000 was applied to accrued interest on such debt. During 2000, Biovest received 2,508,952 shares of the Company's common stock in exchange for cancellation of $3,136,000 in liabilities payable by the Company to Biovest.

     During fiscal year 2000, Biovest made working capital advances to the Company in the amount of $255,000 of which $150,000 was repaid.

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

3.2       Bylaws, as amended. (1)

10.1      Bridge Partners III LLP agreement. (3)

10.2 Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.3 Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC. (2)

10.4      Settlement Agreement between the Company and Latham & Watkins. (2)

21.1      Subsidiaries of Registrant- LSL, French Corporation

24.1 Power of Attorney (included in signature page to Form 10-KSB filed with the Securities and Exchange Commission on January 16, 2001)

27        Financial Data Schedule filed herewith


---------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 30, 1999

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2000.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB dated January 16, 2001.

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


Date: January 29, 2001
      ----------------

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


          Signature                          Title                   Date
          ---------                          -----                   ----

/s/ Dr. Christopher Kyriakides       Chief Executive Officer
----------------------------------   (Principal Executive
Dr. Christopher Kyriakides           Officer) and Director          1/29/01

                 *                   President, and Director        1/29/01
----------------------------------
Othon Mourkakos

                 *                   Director                       1/29/01
----------------------------------
Dr. David DeFouw


* By: /s/ Dr. Christopher Kyriakides
      ------------------------------
      Dr. Christopher Kyriakides,
          as attorney-in-fact

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



                                                  GRANT THORNTON LLP


Minneapolis, Minnesota
December 15, 2000 (except for Notes 8 and 13, as to which the date is January 5, 2001)

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                       CELLEX BIOSCIENCES, INC.

                                                            BALANCE SHEET                                  SEPTEMBER 30,
                                     ASSETS                                                                    2000
                                                                                                         -----------------
Current assets:
Cash                                                                                                          $   548,000
Accounts receivable, net of $189,000 allowance for doubtful accounts                                            1,669,000
Costs and estimated earnings in excess of billings on uncompleted contracts                                       539,000
Inventories                                                                                                     2,302,000
Prepaid consulting                                                                                                302,000
Other                                                                                                             201,000
                                                                                                         -----------------
     Total current assets                                                                                       5,561,000

Property, plant and equipment, net                                                                                768,000

Other assets:
  Inventories                                                                                                     153,000
  Patents and trademarks, net                                                                                   1,000,000
  Other                                                                                                            21,000
  Reorganization value in excess of amounts allocable to
      identifiable assets, net                                                                                  2,378,000
                                                                                                         -----------------
                                                                                                              $ 9,881,000
                                                                                                         =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                                           $   129,000
  Accounts payable                                                                                                812,000
  Customer deposits                                                                                                69,000
  Accrued liabilities:
    Reorganization costs                                                                                           20,000
    Compensation and related taxes                                                                                175,000
    Other                                                                                                         375,000
    Billings in excess of costs and estimated earnings on uncompleted contracts                                    36,000
                                                                                                         -----------------
     Total current liabilities                                                                                  1,616,000

Long-term debt                                                                                                    485,000
                                                                                                         -----------------
     Total liabilities                                                                                          2,101,000

Commitments and contingencies

Shareholders' equity:
  Common Stock, no par value, 10,000,000 shares authorized; 9,100,390
     shares issued and outstanding.                                                                            10,059,000
  Accumulated deficit (accumulated since July 31, 1999, the effective
    Date of the Company's Amended Plan of Reorganization)                                                     (2,081,000)
  Stock subscription receivable                                                                                 (198,000)
                                                                                                         -----------------
     Total shareholders' equity                                                                                 7,780,000
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

                               CELLEX BIOSCIENCES, INC.
                               STATEMENTS OF OPERATIONS


                                                      YEAR ENDED        TWO MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
Revenues:
  Contract production services                      $  3,396,000        $       345,000
  Consumable sales                                     1,461,000                320,000
  System sales                                           812,000                173,000
  Other                                                  194,000                 30,000
                                                    -------------       ----------------
  Total revenues                                       5,863,000                863,000


Operating costs and expenses:
  Cost of sales                                        3,970,000                674,000
  Research and development                               491,000                 42,000
  Marketing, general and administrative                3,171,000                293,000
                                                    -------------       ----------------
Total operating costs and expenses                     7,632,000              1,009,000
                                                    -------------       ----------------


Loss from operations                                  (1,769,000)              (140,000)
Other income (expense):
  Interest expense                                      (152,000)               (57,000)
  Other income (expense), net                             37,000                  (----)
                                                    -------------       ----------------
                                                        (115,000)               (57,000)

Net loss                                            $ (1,884,000)       $      (197,000)
                                                    -------------       ----------------
Net loss per common share-basic and diluted         $      (0.38)       $         (0.19)
                                                    =============       ================
Weighted average number of common shares
   outstanding-basic and diluted
                                                       4,956,631              1,026,839
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


                                                       CELLEX BIOSCIENCES, INC.
                                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                      Common Stock                                                     Total
                                            --------------------------------    Accumulated   Stock Subscription    Shareholders'
                                                Shares            Amount           Deficit         Receivable          Equity
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance at July 31, 1999                       1,026,839     $   1,394,000    $      -----    $      -----         $    1,394,000

Net loss for the two months                    -----              -----            (197,000)         -----               (197,000)
                                            -------------    ---------------  --------------  -------------------  ---------------

Balance at September 30,1999                   1,026,839         1,394,000         (197,000)         -----              1,197,000
  Net proceeds from sale of
     common stock                              3,185,200         3,715,000           -----           -----              3,715,000
   Stock issuance in accordance with
     stipulation agreement (Note 8)            1,204,401          -----              -----           -----               -----
   Stock issued for services rendered            239,998           300,000           -----           -----                300,000
   Stock issued for acquisition                  930,000         1,163,000           -----         (198,000)              965,000
   Warrants issued for services rendered       -----               345,000           -----           -----                345,000
   Stock issued for conversion of debt to      2,508,952         3,136,000           -----           -----              3,136,000
     equity
   Other                                           5,000             6,000           -----           -----                  6,000
   Net loss for the year                       -----              -----          (1,884,000)         -----             (1,884,000)
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance of September 30, 2000                  9,100,390     $  10,059,000    $  (2,081,000)  $    (198,000)       $    7,780,000
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

NET INCOME (LOSS) PER COMMON SHARE


         Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the fiscal year ended September 30, 2000 the common share equivalents that would have been included in the computation of diluted net income per share were 21,145, had net income been achieved. Warrants to purchase 350,000 shares of common stock with a weighted average exercise price of $4.29 and $10.00 were outstanding at September 30, 2000 and 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.


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

(8)      SHAREHOLDERS' EQUITY

PLAN OF REORGANIZATION


         Pursuant to the Company's Plan of Reorganization, all equity securities of the Predecessor Company were canceled and 1,000,003 shares of new common stock were deemed issued, of which 520,000 shares (52%) were issued to Biovest and 250,003 shares (25%) were issued to the Company's unsecured creditors. Until March 15, 2000, the remaining 230,000 shares were held in escrow to be released to Biovest or the Schuster Group, secured creditors of the Company, pursuant to an agreement which was incorporated into the Plan. Such agreement provided that, in the event that Biovest or the Company had paid or obtained the release of direct claims and indirect guarantee claims of the Schuster Group in the approximate amount of $2,300,000, then the escrowed shares would be released to Biovest; otherwise, such shares would be released to the Schuster Group. (See
Note 4.) During 2000, Biovest paid the direct claims and indirect guarantee claims on behalf of the Company. Pursuant to the agreement incorporated into the Plan, Biovest received 1,434,401 shares of common stock which represented 23% of the total shares outstanding at March 15, 2000. Such shares consisted of 1,204,401 newly issued shares plus the 230,000 shares held in escrow.



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

(12)     RELATED PARTY TRANSACTIONS


         Pursuant to the Company's reorganization effective July 31, 1999, 520,000 shares (approximately 52%) of the Company's new common stock was issued to Biovest, L.L.C., of which the Company's Chairman of the Board and Chief Executive Officer is also Chairman and Chief Executive Officer and of which the Company's President is also President. Also pursuant to the reorganization, upon the occurrence of certain events, effective March 15, 2000, 1,434,401 additional shares were issued to Biovest pursuant to the Company's plan of Reorganization, comprised of 230,000 shares, which were held in escrow since July 31, 1999 and 1,204,401 shares issued on March 15, 2000.


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