Form 10KSB/A
period 2000-09-30
CELLEX BIOSCIENCES INC
filed 2001-02-06
CIK 704384

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

                  Common Stock, no par value: 9,140,390 shares

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ x ] No [ ]

Transitional Small Business Disclosure format (check one) Yes [ ] No [X]

Cellex Biosciences, Inc. hereby amends its annual report on Form 10-KSB/A for the fiscal year ended September 30, 2000 as set forth herein.

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

     Mr. Miller is a former officer and employee of Regenerex and Mr. Amiot is a former employee of the Company ("Former Employees'). The complaint alleges that, unknown to the Company and Regenerex, the Former Employees began a course of conduct with the goal of convincing the University of Minnesota to terminate its license agreement with the Company and Regenerex relating to the development of a bioartificial liver technology ("BAL") and to grant that license instead to a company in which Miller and Amiot would have an interest. The complaint also alleges that the other defendants supported and assisted Miller and Amiot to accomplish their improper and illegal goal of interfering with the current and prospective contractual relationships of the Company and Regenerex. The complaint further alleges that Miller and Amiot breached their employment contracts and wrongfully acquired and used trade secrets of the Company and Regenerex in setting up a competing company. The complaint contains counts alleging breach of contract; breach of fiduciary duties; aiding and abetting breach of fiduciary duties; tortious interference with the contractual relationship; tortious interference with prospective contractual relationships; defamation; civil conspiracy; and misappropriation of trade secrets. The complaint alleges substantial damages to the Company and Regenerex.

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

     A scheduling conference was held on November 29, 1999 for the remaining parties during which the Court set trial to begin the first week of January 2001. On September 1, 2000, certain of the defendants moved for summary judgement. On January 9, 2001, the Court granted such motion. On January 17, 2001, the Court approved a settlement agreement entered into by and between the Company, Regenerex, Inc., Daniel Miller, Bruce Amiot and Excorp Medical, Inc. The Court has not yet entered judgment dismissing the remaining claims asserted against the non-settling defendants.

     LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2000 and 1999, the Company had working capital of $3,945,000 and $557,000. During the year ended September 30, 2000, the Company used $2,216,000 in cash in operating activities, primarily due to the net loss incurred by the Company.

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


                                                     SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                                                           Shares
               NAME AND                      FISCAL         ANNUAL COMPENSATION          Underlying         All Other
           PRINCIPAL POSITION                 YEAR         SALARY ($)    BONUS ($)       Options (#)       Compensation
           ------------------                 ----        ----------      ---------       ------------     --------------
Dr. Christopher Kyriakides                    2000        $80,000(2)      $110,000(3)           -                 -
   Chairman of the Board of Directors         1999             -               -                -                 -
   and Chief Executive Officer(1)

Othon Mourkakos                               2000        $80,000(2)      $110,000(3)           -                 -
   President, Secretary and                   1999             -               -                -                 -
   Chief Operating Officer(4)

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


Date: February 5, 2001
      ----------------

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


          Signature                          Title                   Date
          ---------                          -----                   ----

/s/ Dr. Christopher Kyriakides       Chief Executive Officer
----------------------------------   (Principal Executive
Dr. Christopher Kyriakides           Officer) and Director          2/5/01

                 *                   President, and Director        2/5/01
----------------------------------
Othon Mourkakos

                 *                   Director                       2/5/01
----------------------------------
Dr. David DeFouw


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CELLEX BIOSCIENCES, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year ended September 30, 2000 and the two months ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                                  GRANT THORNTON LLP


Minneapolis, Minnesota
December 15, 2000 (except for Notes 8 and 13, as to which the date is January 5, 2001)

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                       CELLEX BIOSCIENCES, INC.

                                                            BALANCE SHEET                                  SEPTEMBER 30,
                                     ASSETS                                                                    2000
                                                                                                         -----------------
Current assets:
Cash                                                                                                          $   548,000
Accounts receivable, net of $189,000 allowance for doubtful accounts                                            1,669,000
Costs and estimated earnings in excess of billings on uncompleted contracts                                       539,000
Inventories                                                                                                     2,302,000
Prepaid consulting                                                                                                302,000
Other                                                                                                             201,000
                                                                                                         -----------------
     Total current assets                                                                                       5,561,000

Property, plant and equipment, net                                                                                768,000

Other assets:
  Inventories                                                                                                     153,000
  Patents and trademarks, net                                                                                   1,000,000
  Other                                                                                                            21,000
  Reorganization value in excess of amounts allocable to
      identifiable assets, net                                                                                  2,378,000
                                                                                                         -----------------
                                                                                                              $ 9,881,000
                                                                                                         =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                                           $   129,000
  Accounts payable                                                                                                812,000
  Customer deposits                                                                                                69,000
  Accrued liabilities:
    Reorganization costs                                                                                           20,000
    Compensation and related taxes                                                                                175,000
    Other                                                                                                         375,000
    Billings in excess of costs and estimated earnings on uncompleted contracts                                    36,000
                                                                                                         -----------------
     Total current liabilities                                                                                  1,616,000

Long-term debt                                                                                                    485,000
                                                                                                         -----------------
     Total liabilities                                                                                          2,101,000

Commitments and contingencies

Shareholders' equity:
  Common Stock, no par value, 10,000,000 shares authorized; 9,100,390
     shares issued and outstanding.                                                                            10,059,000
  Accumulated deficit (accumulated since July 31, 1999, the effective
    date of the Company's Amended Plan of Reorganization)                                                     (2,081,000)
  Stock subscription receivable                                                                                 (198,000)
                                                                                                         -----------------
     Total shareholders' equity                                                                                 7,780,000
                                                                                                         -----------------
                                                                                                              $ 9,881,000
                                                                                                         =================


The accompanying notes are an integral part of this financial statement.

                               CELLEX BIOSCIENCES, INC.
                               STATEMENTS OF OPERATIONS


                                                      YEAR ENDED        TWO MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
Revenues:
  Contract production services                      $  3,396,000        $       345,000
  Consumable sales                                     1,461,000                320,000
  System sales                                           812,000                173,000
  Other                                                  194,000                 31,000
                                                    -------------       ----------------
    Total revenues                                     5,863,000                869,000


Operating costs and expenses:
  Cost of sales                                        3,970,000                674,000
  Research and development                               491,000                 42,000
  Marketing, general and administrative                3,171,000                293,000
                                                    -------------       ----------------
    Total operating costs and expenses                 7,632,000              1,009,000
                                                    -------------       ----------------


Loss from operations                                  (1,769,000)              (140,000)
Other income (expense):
  Interest expense                                      (152,000)               (57,000)
  Other income (expense), net                             37,000                   ----
                                                    -------------       ----------------
                                                        (115,000)               (57,000)
                                                    -------------       ----------------
Net loss                                            $ (1,884,000)       $      (197,000)
                                                    =============       ================
Net loss per common share-basic and diluted         $      (0.38)       $         (0.19)
                                                    =============       ================
Weighted average number of common shares
   outstanding-basic and diluted
                                                       4,956,631              1,026,839
                                                    =============       ================




The accompanying notes are an integral part of these financial statements.

                                                       CELLEX BIOSCIENCES, INC.
                                                       STATEMENTS OF CASH FLOWS


                                                                                         Year Ended             Two Months Ended
                                                                                     September 30, 2000        September 30, 1999
                                                                                    ---------------------    -----------------------
Cash flows from operating activities:
   Net loss                                                                           $    (1,884,000)            $     (197,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                                             53,000                      4,000
      Amortization                                                                            252,000                     46,000
      Issuance of common stock and warrants for services                                      343,000                       --
 Changes in current operating items, net of acquisition
    Accounts receivable                                                                        26,000                    164,000
    Costs and estimated earnings in excess of billings on uncompleted contracts              (276,000)                  (104,000)
    Inventories                                                                              (518,000)                   140,000
    Other                                                                                     (30,000)                     1,000
    Accounts payable and accrued liabilities                                                 (151,000)                    60,000
    Customer deposits                                                                         (21,000)                  (125,000)
    Billings in excess of costs and estimated earnings on uncompleted contracts               (10,000)                    46,000
                                                                                    ------------------           ----------------
Net cash provided by (used in) operating activities                                        (2,216,000)                    35,000
                                                                                    ------------------           ----------------

Cash flow from investing activities, net of acquisition
  Capital expenditures                                                                       (257,000)                    (7,000)
  Other                                                                                         8,000                     (6,000)
                                                                                    ------------------           ----------------
Net cash used in investing activities                                                        (249,000)                   (13,000)
                                                                                    ------------------           ----------------
Cash flow from financing activities:
  Proceeds from short-term borrowings                                                         255,000                       --
  Repayment of short-term borrowings                                                         (150,000)                      --
  Principal payments on long-term debt                                                       (637,000)                    (7,000)
  Net proceeds from sale of common stock                                                    3,715,000                       --
  Stock subscription                                                                         (198,000)                      --
                                                                                    ------------------           ----------------
Net cash provided by (used in) financing activities                                         2,985,000                     (7,000)
                                                                                    ------------------           ----------------
Net increase in cash                                                                          520,000                     15,000
Cash at beginning of period                                                                    28,000                     13,000
                                                                                    ------------------           ----------------
Cash at end of period                                                                 $       548,000             $       28,000
                                                                                    ==================           ================


Cash paid for interest during the period                                              $       108,000             $       42,000
                                                                                    ==================           ================

The accompanying notes are an integral part of these financial statements.


                                                       CELLEX BIOSCIENCES, INC.
                                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                      Common Stock                                                     Total
                                            --------------------------------    Accumulated   Stock Subscription    Shareholders'
                                                Shares            Amount           Deficit         Receivable          Equity
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance at July 31, 1999                       1,026,839     $   1,394,000    $      -----    $      -----         $    1,394,000

Net loss for the two months                    -----              -----            (197,000)         -----               (197,000)
                                            -------------    ---------------  --------------  -------------------  ---------------

Balance at September 30,1999                   1,026,839         1,394,000         (197,000)         -----              1,197,000
  Net proceeds from sale of
     common stock                              3,185,200         3,715,000           -----           -----              3,715,000
   Stock issuance in accordance with
     stipulation agreement (Note 8)            1,204,401          -----              -----           -----               -----
   Stock issued for services rendered            239,998           300,000           -----           -----                300,000
   Stock issued for acquisition                  930,000         1,163,000           -----         (198,000)              965,000
   Warrants issued for services rendered       -----               345,000           -----           -----                345,000
   Stock issued for conversion of debt to      2,508,952         3,136,000           -----           -----              3,136,000
     equity
   Other                                           5,000             6,000           -----           -----                  6,000
   Net loss for the year                       -----              -----          (1,884,000)         -----             (1,884,000)
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance at September 30, 2000                  9,100,390     $  10,059,000    $  (2,081,000)  $    (198,000)       $    7,780,000
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

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

The recorded value and purchase price of the assets acquired and liabilities assumed are as follows:

         Accounts receivable, net                          $ 1,110,000
         Inventories                                           562,000
         Property, plant and equipment                         449,000
         Costs and estimated earnings in excess
          of billings on uncompleted contracts                 159,000
         Other assets                                           29,000
                                                           ------------
               Allocation of Purchase Price                $ 2,309,000
                                                           ============

         Value of common stock issued
             (930,000 shares at $1.25 per share)           $ 1,163,000
         Fair value of liabilities assumed                     553,000
         Cancellation of cash advances to Unisyn               450,000
         Transaction costs                                     143,000
                                                           ------------
               Total Purchase Price                        $ 2,309,000
                                                           ============


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

         Two customers accounted for approximately 16% and 21%, respectively, of total revenues for the two months ended September 30, 1999, respectively. One of these customers accounted for 19% of the Company's accounts receivable balance at September 30, 1999. In fiscal year ended September 30, 2000 no customer accounted for 10% of revenues. One customer accounted for 14% of the Company's accounts receivable balance at September 30, 2000.

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

CELLEX BIOSCIENCES, INC.


                               PREDECESSOR COMPANY
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                     Foreign
                                       Preferred           Common Stock                              Currency          Total
                                         Stock      -----------------------------   Accumulated    Translation     Shareholders'
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