Form 10QSB
period 2000-12-31
CELLEX BIOSCIENCES INC
filed 2001-02-13
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________ to ______________

                         Commission file number 0-11480

                            CELLEX BIOSCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                  41-1412084
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

                  540 Sylvan Avenue, Englewood Cliffs, NJ 07632
                    (Address of principal executive offices)

Issuer's telephone number: 201-816-8900

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At February 9, 2001, there were 9,150,390 shares of the registrant's Common Stock, no par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                              (check one) Yes   No X

INDEX
CELLEX  BIOSCIENCES, INC.


                                                                                                          PAGE
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Balance Sheet as of December 31, 2000...........................................................  3

          Statements of Operations for the Three Months ended December 31, 2000 and 1999..................  4

          Statements of Cash Flows for the Three Months ended December 31, 2000 and 1999..................  5

          Notes to Financial Statements...................................................................  6



     ITEM 2.  Management's Discussion and Analysis or Plan
                  of Operations........................................................................... 12


PART II.   OTHER INFORMATION

     ITEM 1.  Legal Proceedings........................................................................... 15

     ITEM 6.  Exhibits and Reports on Form 8-K............................................................ 16

 PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS - CELLEX BIOSCIENCES, INC.

                                     BALANCE SHEET                                               DECEMBER 31, 2000
                                         ASSETS                                                     (UNAUDITED)
                                                                                                -------------------
Current assets:
   Cash                                                                                         $          249,000
   Accounts receivable, net of $189,000 allowance for doubtful accounts                                  1,903,000
   Costs and estimated earnings in excess of billings on uncompleted contracts                             562,000
   Inventories                                                                                           2,311,000
   Prepaid consulting                                                                                      215,000
   Other                                                                                                   144,000
                                                                                                -------------------
     Total current assets                                                                                5,384,000
 Property, plant and equipment, net                                                                        811,000
 Other assets:
   Inventories                                                                                             169,000
   Patents and trademarks, net                                                                             970,000
   Other assets                                                                                             21,000
   Reorganization value in excess of amounts allocable to identifiable assets, net                       2,352,000
                                                                                                -------------------
                                                                                                $        9,707,000
                                                                                                ===================
                           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt                                                            $          131,000
   Accounts payable                                                                                        502,000
   Due to affiliate                                                                                        100,000
   Customer deposits                                                                                        70,000
   Deferred revenue                                                                                         23,000
   Accrued liabilities:
      Reorganization costs                                                                                  20,000
      Compensation and related taxes                                                                       448,000
      Other                                                                                                332,000
      Billings in excess of costs and estimated earnings on uncompleted contracts                          215,000
                                                                                                -------------------
      Total current liabilities                                                                          1,841,000
 Long-term debt                                                                                            452,000
 Commitments and contingencies                                                                                  --
 Shareholders' equity:
   Common stock, no par value, 10,000,000 shares authorized;
     9,140,390 shares issued and outstanding                                                           10,109,000
 Accumulated deficit (accumulated since July 31, 1999, the
     effective date of the Company's Amended Plan of Reorganization)                                   (2,462,000)
 Stock subscription receivable                                                                           (233,000)
                                                                                                -------------------
     Total shareholders' equity                                                                          7,414,000
                                                                                                -------------------
                                                                                                $        9,707,000
                                                                                                ===================

 The accompanying notes are an integral part of this financial statement.

                            CELLEX BIOSCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS                THREE MONTHS
                                                                  ENDED                       ENDED
                                                            DECEMBER 31, 2000           DECEMBER 31, 1999
                                                            -----------------           -----------------
Revenues:
  Contract production services                              $       1,669,000           $         467,000
  Consumable sales                                                    457,000                     386,000
  System sales                                                        468,000                     147,000
  Other                                                               144,000                      45,000
                                                            -----------------           -----------------
    Total revenues                                                  2,738,000                   1,045,000

Operating costs and expenses:
  Cost of sales                                                     1,729,000                     633,000
  Research and development                                            342,000                      91,000
  Marketing, general and administrative                             1,037,000                     492,000
                                                            -----------------           -----------------
    Total operating costs and expenses                              3,108,000                   1,216,000
                                                            -----------------           -----------------
 Loss from operations
                                                                     (370,000)                   (171,000)

Other income (expense):

  Interest expense                                                    (11,000)                    (86,000)
  Interest income                                                      ------                       1,000
                                                            -----------------           -----------------
                                                                      (11,000)                    (85,000)
                                                            -----------------           -----------------
Net loss                                                    $        (381,000)          $        (256,000)
                                                            =================           =================
Net loss per common share - basic and diluted                           $(.04)                      $(.25)
                                                            =================           =================
Weighted average number of common shares
  outstanding - basic and diluted                                   9,138,977                   1,026,839
                                                            =================           =================

The accompanying notes are an integral part of these financial statements.

                            CELLEX BIOSCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)                                        THREE MONTH ENDED        THREE MONTHS ENDED
                                                                                      DECEMBER 31, 2000        DECEMBER 31, 1999
                                                                                      -----------------        -----------------
Cash flows from operating activities:
   Net loss                                                                              $ (381,000)                $(256,000)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation                                                                           30,000                     5,000
      Amortization                                                                           56,000                    67,000
      Issuance of common stock and warrants for services                                    137,000                    ------
      Changes in operating items:
         Accounts receivable                                                               (234,000)                  128,000
         Costs and estimated earnings in excess of billings on uncompleted contracts        (23,000)                  (20,000)
         Inventories                                                                        (25,000)                 (109,000)
         Other assets                                                                        57,000                    (1,000)
         Accounts payable and accrued liabilities                                           (57,000)                   27,000
         Customer deposits                                                                    1,000                   297,000
         Billings in excess of costs and estimated earnings on uncompleted contracts        179,000                   (45,000)
                                                                                      -----------------        -----------------
           Net cash provided by (used in) operating activities                             (260,000)                   93,000
Cash flows from investing activities:
   Capital expenditures                                                                     (73,000)                   ------
                                                                                      -----------------        -----------------
           Net cash used in investing activities                                            (73,000)                   ------

Cash flows from financing activities:
   Proceeds from short-term borrowings                                                      ------                    150,000
   Repayment of short-term borrowings                                                       ------                   (150,000)
   Stock subscription                                                                       (35,000)                   ------
   Proceeds from short-term borrowing-affiliate                                             100,000                    ------
   Principal payments on long-term debt                                                     (31,000)                  (29,000)
                                                                                      -----------------        -----------------
          Net cash provided by (used in) financing activities                                34,000                   (29,000)
                                                                                      -----------------        -----------------
Net increase (decrease) in cash                                                            (299,000)                   64,000
Cash at beginning of period                                                                 548,000                    28,000
                                                                                      -----------------        -----------------
 Cash at end of period                                                                   $  249,000                 $  92,000
                                                                                      =================        =================


The accompanying notes are an integral part of these financial statements.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)      DESCRIPTION OF THE COMPANY

         Except as indicated otherwise, the term the "Company" refers to CELLEX BIOSCIENCES, Inc. The Company has historically been a company that developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. The business focus of the Company had been on instrument sales. While continuing this business, new management has chosen to re-orient the Company's focus, assets and operations to increase contract cell production and biologic drug development and ownership.

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the financial statements.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

         Operating results for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2000.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three month periods ended December 31, 2000 and 1999 no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved. Warrants to purchase 350,000 shares of common stock with a weighted average exercise price of $4.11 were outstanding at December 31, 2000, and were not included in the computation of common stock equivalents because their exercise price was higher than the estimated market value of the common shares. During 2000, the Company's Board of Directors approved the granting of 2,200,000 stock options exercisable at $1.50 per share and 140,000 stock options exercisable at $1.25, subject to shareholder approval which are also not included in the computation of common stock equivalents because their exercise price was higher than or equal to the estimated market value of the common shares.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(3)  LIQUIDITY

         The Company has incurred significant operating losses and cash flow deficits in previous periods. During fiscal 2000 and the first fiscal
2001 quarter ended December 31, 2000 the Company experienced $2,216,000 and $260,000 of negative cash flow from operations, respectively, and met its cash requirements through the sale of equity securities and short-term loans from affiliates. Management expects the Company's core business to improve, but to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

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

         However, if the Company is successful in entering into the Cooperative Research and Development Agreement ("CRADA") for Phase-III clinical trials and ultimate commercialization of a patient-specific vaccine for non-Hodgkin's low grade follicular lymphoma, the Company would need to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that the Company would be able to obtain such additional funds on terms acceptable or favorable to the Company, if at all. Substantial delays in obtaining such financing would have an adverse effect on the Company's ability to perform under the CRADA.

(4)  DETAILS TO BALANCE SHEET

CONCENTRATION OF CREDIT RISK

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. One customer accounted for approximately 27% of the Company's trade accounts receivable balance at December 31, 2000.

         A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 34% and 28% for the three months ended December 31, 2000, and 1999, respectively.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

INVENTORIES

          Inventories consist of the following:

                                                 DECEMBER 31, 2000
                                                 -----------------
                    Finished goods..........         $ 878,000
                    Work-in-process.........           568,000
                    Raw materials...........         1,034,000
                                                 -----------------
                                                     2,480,000
                    Less non-current portion          (169,000)
                                                 -----------------
                                                   $ 2,311,000
                                                 =================

         The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to December 31, 2000. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at December 31, 2000:


Promissory note payable to Internal Revenue
 Service, with interest of 8% annum, payable
 in monthly installments of $11,095, including
 interest through February 1, 2004 and $320
 per month thereafter through February 1, 2005.....        $374,000
Promissory note payable to State of Minnesota,
 with interest of 8% per annum, payable in
 monthly installments of $2,700, including
 interest through February 1, 2005.................         114,000
Amounts payable to regulatory agencies (i).........          95,000
                                                         ------------
                                                            583,000

Less current portion of long-term debt.............         131,000
                                                         ------------
                                                           $452,000
                                                         ============

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

         (i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $95,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. As of December 31, 2000, the Company has not been assessed by these agencies and promissory notes have not been signed.

         At December 31, 2000, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2001-$98,000; 2002-$139,000; 2003-$151,000; 2004-$86,000; 2005-$14,000 and subsequent years- $95,000.

(5)      SHAREHOLDERS' EQUITY

Common Stock

              During the first fiscal quarter ended December 31, 2000 the Company issued 10,000 and 30,000 shares of common stock at $1.25 per share as a bonus for one of its executives and payment for services rendered by an outside consultant.

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

              The Board also approved the issuance of 140,000 stock options to an outside advisor for services rendered at the then estimated market value, subject to shareholder approval of an option plan for the Company. Upon approval of stock option plan by the Company's shareholders, compensation expense for services rendered will be recognized based upon the fair value of the options at that date.


Financial Advisor Agreement

         During 2000, the Company entered into an agreement with a group of investment advisors under which the advisors purchased 400,000 shares of the Company's stock at $1.25 per share and agreed to provide financial consulting services in exchange for equity interests in the Company. On January 5, 2001, a new agreement was entered into that defined the equity interests to be provided in exchange for the consulting services to be rendered. Under the terms of the new agreement, the advisors are to provide consulting services to the Company for a one-year period from August 15, 2000 to August 15, 2001 in exchange for 800,000 irrevocable warrants. The warrants are exercisable at any time within five years from January 5, 2001; 550,000 warrants have an exercise price of $1.25 per share and 250,000 warrants have an exercise price of $2.00.

         The warrants have been valued through December 31, 2000 at approximately $345,000 using the Black-Scholes pricing model. This amount is being recognized ratably over the twelve months of service being provided by the investment advisors, which resulted in $87,000 of expenses for the quarter ended December 31, 2000. In valuing the warrants issued under the Black-Scholes pricing model, the following assumptions were used: zero dividend yield; risk-free interest rate of 6.98%; expected volatility of 48%; and expected life of the three years.

         The warrants will be revalued through the measurement date, January 5, 2001, which could result in additional expense to the Company. Management does not believe there will be a material change in the value of the warrants upon remeasurement.

(6)      INCOME TAXES

         No provision for income taxes has been recorded for the three months ended December 31, 2000 and 1999 due to the losses incurred during the periods. At December 31, 2000, the Company has net operating loss carryforwards of approximately $41,000,000 (expiring 2002 to 2019) and a capital loss carry forward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryfowards may be further limited as a result of future equity transactions.

(7)      RELATED PARTY TRANSACTIONS

         During the quarter ended December 31, 2000, a shareholder of the Company loaned the Company $100,000 as part of a plan to finance operations until substantial outside financing can be completed. At this time no formal agreement has been entered into, however the intent is for the loan to bear interest at 10% and for warrants to be issued in connection with the loan.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

          Due to the Company's emergence from Chapter 11 Reorganization and implementation of fresh-start reporting, the financial statements for the reorganized company as of September 30, 2000, and for the two-month period ended September 30, 1999 and for the year ended September 30, 2000 (the "Reorganized Company" or the "New Cellex Biosciences, Inc.") will not be comparable to those of the Company for the periods prior to July 31, 1999 (the "Predecessor Company") or the "Old Cellex").

          Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected on the financial statements of the Predecessor Company during July 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated at July 31, 1999. The Reorganized Company's financial statements do not reflect beginning retained earnings or deficit as of July 31, 1999. In addition, the Company's capital structure was recast in conformity with the Plan.

         RESULTS OF OPERATIONS

         The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The results of operations related to Unisyn since May 25, 2000, the effective date, have been included in the Company's statement of operations.

         REVENUES. Revenues for the three months ended December 31, 2000 of $2,738,000 were up 162% from $1,045,000 for the three months ended December 31, 1999. Contract cell culture production services increased 257% from $467,000 to $1,669,000. The increases are primarily due to the inclusion of approximately $1,300,000 of Unisyn contract production sales in fiscal 2001.

         GROSS MARGIN. The overall gross margin for the first quarter of fiscal year 2001 decreased slightly from 39% to 37%. The decrease is due to the change in product mix for the first quarter of fiscal 2001 compared to a year ago, and fluctuations associated with the margin related to consumable sales.

         OPERATING EXPENSES. Research and development expenses for the first quarter of fiscal 2001 increased approximately $251,000 or 276% over last year, reflecting increased expenses for the CRADA and the inclusion of Unisyn. CRADA expenses were approximately $220,000 for the quarter ended December 31, 2000. These expenses were associated primarily with initial manufacturing start up and design engineering expense associated with designing a more efficient bioreactor for vaccine production. Marketing, general and administrative expenses increased $545,000 or 111% in the first three months of fiscal 2001 versus the same period in fiscal 2000. The increase is attributed largely to the inclusion of Unisyn expenses in fiscal 2001, increased compensation costs and corporate expenses and expenses related to the Company's litigation proceedings.

         OTHER EXPENSE, NET. Other Expense, Net consists of interest expense on the Company's long-term debt that was assumed pursuant to the Company's reorganization. Interest expense for the first quarter of fiscal 2001 is significantly lower than for the first quarter of fiscal 2000 due to the significant amount of debt converted to equity and debt repaid during the second quarter of fiscal 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2000 the Company had working capital of $3,543,000 compared to $3,945,000 at September 30, 2000.

         The Company has incurred significant operating losses and cash flow deficits in previous periods. During 2000 and the first fiscal quarter ended December 31, 2000 the Company experienced $2,216,000 and $260,000 of negative cash flow from operations, respectively, and met its cash requirements through the sale of equity securities and short-term loans from affiliates. Management expects the Company's core business to improve, but to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

         However, if the Company is successful in entering into the CRADA for Phase-III clinical trials and ultimate commercialization of a patient-specific vaccine for non-Hodgkin's low-grade follicular lymphoma, the Company would need to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that the Company would be able to obtain such additional funds on terms acceptable or favorable to the Company, if at all. Substantial delays in obtaining such financing would have an adverse effect on the Company's ability to perform under the CRADA.

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

     A scheduling conference was held on November 29, 1999 for the remaining parties during which the Court set trial to begin the first week of January 2001. On September 1, 2000, certain of the defendants moved for summary judgment. On January 9, 2001, the Court granted such motion. On January 17, 2001, the Court approved a settlement agreement entered into by and between the Company, Regenerex, Inc., Daniel Miller, Bruce Amiot and Excorp Medical, Inc. On February 5, 2001, the Court entered judgment dismissing the remaining claims asserted against the non-settling defendants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

       None

       (b)   Reports on Form 8-K.

       None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  CELLEX BIOSCIENCES, INC.
                                  ------------------------
                                  (Registrant)



Date: February 13, 2001          /s/ Dr. Christopher Kyriakides
      -----------------          ------------------------------
                                 Dr. Christopher Kyriakides
                                 Chief Executive Officer and Director




Date: February 13, 2001          /s/ Thomas F. Belleau
      -----------------          ------------------------------
                                 Thomas F. Belleau
                                 Chief Financial Officer