Form 10QSB
period 2001-03-31
BIOVEST INTERNATIONAL INC
filed 2001-05-21
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _______________ to ______________

                         Commission file number 0-11480

                           BIOVEST INTERNATIONAL, INC.
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


Issuer's telephone number: 201-816-8900
                           ------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At May 9, 2001, there were 9,243,390 shares of the registrant's Common Stock, no par value, issued and outstanding.


                  Transitional Small Business Disclosure Format
                              (check one) Yes [ ]  No [X]

INDEX
BIOVEST INTERNATIONAL, INC.


                                                                                                     PAGE
                                                                                                     ----
  PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements

    Balance Sheet as of March 31, 2001..............................................................  3

    Statements of Operations for the Three Months and Six Months ended March 31, 2001 and 2000......  4

    Statements of Cash Flows for the Six Months ended March 31, 2001 and 2000.......................  5

    Notes to Financial Statements...................................................................  6



  ITEM 2. Management's Discussion and Analysis or Plan
            of Operations........................................................................... 14


PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings........................................................................ 17
  ITEM 4.  Submission of Matters to a Vote of Security Holders...................................... 19
  ITEM 6.  Exhibits and Reports on Form 8-K......................................................... 20

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.


                                     BALANCE SHEET                                         MARCH 31, 2001
                                         ASSETS                                             (UNAUDITED)
                                         ------                                            ------------
Current assets:
  Cash                                                                                     $    142,000
  Accounts receivable, net of $196,000 allowance for doubtful accounts                        1,959,000
  Costs and estimated earnings in excess of billings on uncompleted contracts                   376,000
  Inventories                                                                                 2,279,000
  Prepaid consulting                                                                            129,000
  Other                                                                                         167,000
                                                                                           ------------
    Total current assets                                                                      5,052,000
Property, plant and equipment, net                                                              893,000
Other assets:
  Inventories                                                                                   348,000
  Patents and trademarks, net                                                                   939,000
  Other assets                                                                                   21,000
  Reorganization value in excess of amounts allocable to identifiable assets, net             2,321,000
                                                                                           ------------
                                                                                           $  9,574,000
                                                                                           ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
  Current portion of long-term debt                                                        $    134,000
  Accounts payable                                                                            1,089,000
  Due to affiliates                                                                             455,000
  Customer deposits                                                                              70,000
  Deferred revenue                                                                               64,000
  Accrued liabilities:
     Reorganization costs                                                                        12,000
     Compensation and related taxes                                                             536,000
     Other                                                                                      384,000
  Billings in excess of costs and estimated earnings on uncompleted contracts                   359,000
                                                                                           ------------
     Total current liabilities                                                                3,103,000
Long-term debt                                                                                  410,000
Commitments and contingencies                                                                      --
Shareholders' equity:
   Preferred stock, $ .01 par value, 10,000,000 shares authorized; none issued and
     outstanding                                                                                   --
  Common stock, no par value, 50,000,000 shares authorized;
     9,243,390 shares issued and outstanding                                                 10,366,000
  Accumulated deficit (accumulated since July 31, 1999, the effective
    date of the Company's Amended Plan of Reorganization)                                    (4,074,000)
Stock subscription receivable                                                                  (231,000)
                                                                                           ------------
    Total shareholders' equity                                                                6,061,000
                                                                                           ------------
                                                                                           $  9,574,000
                                                                                           ============


The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months          Three Months           Six Months             Six Months
                                                      Ended                 Ended                 Ended                 Ended
                                                  March 31, 2001        March 31, 2000        March 31, 2001         March 31, 2000
                                                  --------------        --------------        --------------        --------------
Revenues:
  Contract production services                    $    1,365,000        $      602,000        $    3,034,000        $    1,069,000
  Consumable sales                                       457,000               295,000               914,000               682,000
  System sales                                           410,000                76,000               878,000               223,000
  Other                                                   90,000                45,000               234,000                90,000
                                                  --------------        --------------        --------------        --------------
  Total revenues                                       2,322,000             1,018,000             5,060,000             2,064,000

Operating costs and expenses:
  Cost of sales                                        1,789,000               578,000             3,518,000             1,211,000
  Research and development                               578,000               123,000               920,000               214,000
  Marketing, general and administrative                1,539,000               704,000             2,576,000             1,197,000
                                                  --------------        --------------        --------------        --------------

  Total operating costs and expenses                   3,906,000             1,405,000             7,014,000             2,622,000
                                                  --------------        --------------        --------------        --------------

Loss from operations                                  (1,584,000)             (387,000)           (1,954,000)             (558,000)

Other income (expense):

  Interest expense                                       (28,000)              (42,000)              (39,000)             (128,000)
  Other                                                     --                  32,000                  --                  32,000
                                                  --------------        --------------        --------------        --------------
                                                         (28,000)              (10,000)              (39,000)              (96,000)
                                                  --------------        --------------        --------------        --------------

Net loss                                          $   (1,612,000)       $     (397,000)       $   (1,993,000)       $     (654,000)
                                                  ==============        ==============        ==============        ==============

Net loss per common share-basic and diluted       $         (.18)       $         (.16)       $         (.22)       $         (.38)
                                                  ==============        ==============        ==============        ==============
Weighted average number of common shares
  outstanding- basic and diluted                       9,163,879             2,459,232             9,151,291             1,739,122
                                                  ==============        ==============        ==============        ==============



The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                                       MARCH 31, 2001          MARCH 31, 2000
                                                                                       --------------         --------------
Cash flows from operating activities:
   Net loss                                                                            $   (1,993,000)        $     (654,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating  activities:
     Depreciation                                                                              59,000                 10,000
     Amortization                                                                             131,000                138,000
     Issuance of common stock and warrants for services                                       416,000                   --
     Changes in operating items:
         Accounts receivable                                                                 (290,000)               145,000
         Costs and estimated earnings in excess of billings on uncompleted contracts          163,000               (140,000)
         Inventories                                                                         (172,000)              (274,000)
         Other                                                                                 32,000               (395,000)
         Accounts payable and accrued liabilities                                             711,000                414,000
         Customer deposits                                                                      1,000                281,000
         Billings in excess of costs and estimated earnings on uncompleted contracts          323,000                (22,000)
                                                                                       --------------         --------------
           Net cash used in operating activities                                             (619,000)              (497,000)
Cash flows from investing activities:
   Capital expenditures                                                                      (184,000)               (42,000)
                                                                                       --------------         --------------
           Net cash used in investing activities                                             (184,000)               (42,000)
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                           --                  255,000
   Repayment of short-term borrowings                                                            --                 (150,000)
   Stock subscription                                                                         (33,000)                  --
   Net proceeds from sale of common stock                                                        --                1,207,000
   Proceeds from short-term borrowings-affiliates                                             500,000                   --
   Principal payments on long-term debt                                                       (70,000)              (569,000)
                                                                                       --------------         --------------
          Net cash provided by financing activities                                           397,000                743,000
                                                                                       --------------         --------------
Net increase (decrease) in cash                                                              (406,000)               204,000
Cash at beginning of period                                                                   548,000                 28,000
                                                                                       --------------         --------------
Cash at end of period                                                                  $      142,000         $      232,000
                                                                                       --------------         --------------
Cash paid for interest                                                                 $       21,000         $       85,000
                                                                                       ==============         ==============

The accompanying notes are an integral part of these financial statements.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1) DESCRIPTION OF THE COMPANY

     Except as indicated otherwise, the term the "Company" refers to BIOVEST INTERNATIONAL, Inc., f/k/a CELLEX BIOSCIENCES, INC. The Company has historically developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. The business focus of the Company had been on instrument sales. While continuing this business, new management has chosen to re-orient the Company's focus, assets and operations to increase contract cell production and biologic drug development and ownership.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

     Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2000.

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

NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three and six month periods ended March 31, 2001 and 2000 no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved. Options and warrants to purchase 2,800,000 shares of common stock with a weighted average exercise price of $2.03 were outstanding at March 31, 2001, and were not included in the computation of common stock equivalents because their exercise price was higher than the average market price of the common shares during the reporting period.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(3) LIQUIDITY

     The Company has incurred significant operating losses and cash flow deficits in previous periods. During fiscal 2000 and the six months ended March 31, 2001 the Company experienced $2,216,000 and $619,000 of negative cash flow from operations, respectively, and met its cash requirements through the sale of equity securities and short-term loans from affiliates. Management expects the Company's core business to improve, but to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including additional short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

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

(4) DETAILS TO BALANCE SHEET

CONCENTRATION OF CREDIT RISK

     The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. One customer accounted for approximately 24% of the Company's trade accounts receivable balance at March 31, 2001.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 42% and 25% for the six months ended March 31, 2001, and 2000, respectively.

INVENTORIES

          Inventories consist of the following:


                                                  MARCH 31, 2001
                                                  -------------
               Finished goods..........           $     790,000
               Work-in-process........                  281,000
               Raw materials...........               1,556,000
                                                  -------------
                                                      2,627,000
                    Less non-current portion          (348,000)
                                                  -------------
                                                  $   2,279,000
                                                  =============


     The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to March 31, 2001. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at March 31, 2001:

         Promissory note payable to Internal Revenue
           Service, with interest of 8% per annum, payable in monthly installments of $11,095, including interest through February 1,
           2004 and $320 per month thereafter through February 1, 2005....               $ 348,000
        Promissory note payable to State of Minnesota, with interest of
           8% per annum, payable in monthly installments of $2,700,
           including interest through February 1, 2005............                         108,000
           Amounts payable to regulatory agencies (i)...........                            88,000
                                                                                      ------------
                                                                                           544,000
        Less current portion of long-term debt..........                                   134,000
                                                                                      ------------
                                                                                        $  410,000
                                                                                      ============

         (i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $95,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. For the quarter ended March 31, 2001, the Company was assessed $7,000, which was paid in full, by one of these agencies, but promissory notes with the others have not been signed.

     At March 31, 2001, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2001-$66,000; 2002-$139,000; 2003-$151,000;
2004-$86,000; 2005-$14,000 and subsequent years- $88,000.

(5) SHAREHOLDERS' EQUITY

COMMON STOCK

     At the Annual Meeting of Shareholders held on March 13, 2001 the shareholders approved, among other things, an increase in the number of authorized shares of common stock and a new class of stock. Authorized

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

common stock was increased from 10,000,000 shares to 50,000,000 shares. A class of preferred stock, having $.01 par value, was also approved at 10,000,000 shares. The principal purpose of increasing the number of authorized shares of Common Stock is to provide a sufficient number of shares of authorized shares of Common Stock to permit the Company to conduct equity financing in 2001.

     During the six months ended March 31, 2001 the Company issued 113,000 and 30,000 shares of common stock as compensation for several employees and payment for services rendered by an outside consultant. The shares were valued at $1.25 per share, which resulted in approximately $141,000 and $38,000 of expense, respectively.

STOCK OPTIONS

     At the Annual Meeting of Shareholders held on March 13, 2001 the shareholders also approved the 2000 Stock Option Plan under which the Board of Directors may grant to employees, officers, directors, consultants and advisors incentive stock options and non-qualified stock options to purchase up to 7,000,000 shares of the Company's Common Stock.

     During 2000, the Company's Board of Directors approved the granting of 2,200,000 stock options to its executive officers and directors. The options have an exercise price of $1.50 per share and have a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of grant. The stock option grants were subject to shareholder approval of a stock option plan for the Company.

     The Board also approved the issuance of 140,000 stock options to an outside advisor for services rendered at the market price at the time of shareholder approval of an option plan for the Company. The stock option plan was approved by the Company's shareholders on March 13, 2001. Compensation expense for services rendered was recognized in the amount of $64,000 based upon the estimated fair value of the options at that date. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.49%; expected volatility of 48%; and expected life of three years.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

     The warrants have been valued at approximately $345,000 using the Black-Scholes pricing model. This amount is being recognized ratably over the twelve months of service being provided by the investment advisors, which resulted in $173,000 of expense for the six months ended March 31, 2001. In valuing the warrants issued under the Black-Scholes pricing model, the following assumptions were used: zero dividend yield; risk-free interest rate of 6.98%; expected volatility of 48%; and expected life of three years.

(6) INCOME TAXES

     No provision for income taxes has been recorded for the three and six months ended March 31, 2001 and 2000 due to the losses incurred during the periods. At March 31, 2001, the Company has net operating loss carryforwards of approximately $41,000,000 (expiring 2002 to 2019) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryfowards may be further limited as a result of future equity transactions.

(7) RELATED PARTY TRANSACTIONS

     During the six months ended March 31, 2001, five shareholders each loaned the Company $100,000 as part of a plan to finance operations until substantial outside financing can be completed. The notes are payable at any time on or before September 1, 2001 at the Company's option, with interest at 10% per annum. In connection with the issuance of the debt, the Company issued 25,000 warrants with an exercise price of $2.50 per share and

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

25,000 warrants with an exercise price of $5.00 per share to each of the creditors. The warrants are exercisable immediately and have a term of five years. The aggregate value of the 250,000 warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk free interest rates ranging from 4.60% to 5.06%; expected volatility of 48%; and term of five years, was estimated to be $64,000, and is being amortized over the life of the loans which results in a higher effective interest rate.

(8) SUBSEQUENT EVENT

     Effective on May 15, 2001 the State of Minnesota approved a change in the name of the Company, from Cellex Biosciences, Inc. to Biovest International, Inc., pursuant to the terms of the Company's Modified First Amended Plan of Reorganization dated June 28, 1999.

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

     Due to the Company's emergence from Chapter 11 Reorganization and implementation of fresh-start reporting, the financial statements for the reorganized company as of September 30, 2000, and for the two-month period ended September 30, 1999 and for the year ended September 30, 2000 (the "Reorganized Company") will not be comparable to those of the Company for the periods prior to July 31, 1999 (the "Predecessor Company").

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

     REVENUES. Revenues for the three and six months ended March 31, 2001 of $2,322,000 and $5,060,000 were up 128% and 145% from $1,018,000 and $2,064,000 for the three and six months ended March 31, 2000. Contract cell culture production services for the three and six months ended March 31, 2001 increased 127% and

184% from $602,000 and $1,069,000 to $1,365,000 and $3,034,000. The increases are primarily due to the inclusion of $907,000 and $2,241,000 of Unisyn contract production sales in the respective periods of fiscal 2001. The other components of revenues for the three and six months ended March 31, 2001were higher than the comparable periods for last year. Instrument sales for the three and six months ended March 31, 2001 increased 439% and 294% from $76,000 and $223,000 to $410,000 and $878,000, respectively.

     GROSS MARGIN. The overall gross margin for the second quarter of fiscal year 2001 decreased versus the comparable quarter last year from 43% to 23%. The decrease is due to the change in product mix for the second quarter of fiscal 2001 compared to a year ago, and inventory adjustments associated with consumable and instrument inventories. The overall gross margin for the six months of fiscal year 2001 decreased versus the comparable period last year from 41% to 30%. The decrease is primarily the result of the effects experienced in the quarter ended March 31, 2001.

     OPERATING EXPENSES. Research and development expenses for the three and six months ended March 31, 2001 increased approximately $455,000 and $706,000 or approximately 370% and 330% over last year, reflecting increased expenses for the CRADA and the inclusion of Unisyn. CRADA expenses for the three and six months ended March 31, 2001 were approximately $596,000 and $818,000, respectively. These expenses are associated primarily with initial manufacturing start up and design engineering expense associated with designing a more efficient bioreactor for vaccine production. Marketing, general and administrative expenses increased $835,000 and $1,379,000 in the the three and six months ended March 31, 2001 versus the same period in fiscal 2000. The increase is attributed largely to the inclusion of Unisyn expenses in fiscal 2001, increased compensation costs and corporate expenses and expenses related to the Company's financing activities and litigation proceedings.

     OTHER EXPENSE, NET. Other Expense, Net consists of interest expense on the Company's long-term debt that was assumed pursuant to the Company's reorganization and interest on the short-term loans from affiliates. Interest expense for the first half of fiscal 2001 was $89,000 lower than for the first half of fiscal 2000 due to the significant amount of debt converted to equity and debt repaid between the periods.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2001 the Company had working capital of $1,949,000 compared to $3,945,000 at September 30, 2000.

     The Company has incurred significant operating losses and cash flow deficits in previous periods. During fiscal 2000 and the six months ended March 31, 2001 the Company experienced $2,216,000 and $619,000 of negative cash flow from operations, respectively, and met its cash requirements through the sale of equity securities and short-term loans from affiliates. Management expects the Company's core business to improve, but to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including additional short-term loans from its shareholders. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     EXCORP MEDICAL ET AL

     On May 4, 1997, the Company and Regenerex, Inc. ("Regenerex") filed a complaint in the Hennepin County District Court, Fourth Judicial District in the State of Minnesota against defendants Daniel G. Miller; Bruce Amiot; Excorp Medical Inc.; James F. Scheuppert; Gerald A. Okerman; Stephen E. Smith; Doherty Rumble & Butler, Professional Association; Ross Strehlow and John G. Kinnard and Co., Inc.

     During the quarter ended June 30, 1998, in exchange for certain consideration, the Predecessor Company agreed to accept all of the existing assets of Regenerex, an affiliate of the Predecessor Company with officers and directors in common with the Predecessor Company, which was developing a bioartificial liver technology, in complete satisfaction of the amounts owed to the Predecessor Company by Regenerex. The assets assumed by the Predecessor Company included Regenerex's claim in this legal proceeding against Excorp and other parties.

     Mr. Miller is a former officer and employee of Regenerex and Mr. Amiot is a former employee of the Company ("Former Employees"). The complaint alleges that, unknown to the Company and Regenerex, the Former Employees began a course of conduct with the goal of convincing the University of Minnesota to terminate its license agreement with the Company and Regenerex relating to the development of bioartificial liver technology ("BAL") and to grant that license instead to a company in which Miller and Amiot would have an interest. The complaint also alleges that the other defendants supported and assisted Miller and Amiot to accomplish their improper and illegal goal of interfering with the current and prospective contractual relationships of the Company and Regenerex. The complaint further alleges that Miller and Amiot breached their employment contracts and wrongfully acquired and used trade secrets of the Company and Regenerex in setting up a competing company. The complaint contains counts alleging breach of contract; breach of fiduciary duties; aiding and abetting breach of fiduciary duties; tortious interference with the contractual relationship; tortious interference with prospective contractual relationships; defamation; civil conspiracy and; misappropriation of trade secrets. The complaint alleges substantial damages to the Company and Regenerex.

     On October 29, 1999, an involuntary Chapter 7 bankruptcy case commenced against defendant Doherty Rumble & Butler P.A. Consequently, the Company and Regenerex are stayed from pursuing their claims against this defendant is state court. Absent relief from the automatic stay, the Company and Regenerex must pursue their claims against this defendant in bankruptcy court.

     A scheduling conference was held on November 29, 1999 for the remaining parties during which the Court set trial to begin the first week of January 2001. On September 1, 2000, certain of the defendants moved for summary judgement. On January 9, 2001, the Court granted such motion. On January 9, 2001, the Court granted such motion. On January 17, 2001, the Court approved a settlement agreement entered into by and between the Company, Regenerex, Inc., Daniel Miller, Bruce Amiot and Excorp Medical, Inc. On February 5, 2001, the Court entered judgement dismissing the remaining claims asserted against the non-settling defendants. As of April 3, 2001 the documents embodying the agreement between the parties were signed by the Company. Final agreements from all other parties are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 13, 2001 the Annual Meeting of the shareholders was held with the results of voting as follows:

1. To approve the merger of the Company into Biovest International, Inc., a merger which would change the Company's state of incorporation from Minnesota to Delaware.*

                Votes For            Votes Against             Abstentions
                ---------            -------------             -----------
                5,526,908                -0-                       -0-


2. To approve the increase of authorized Capital stock to 50,000,000 shares of common stock, and 10,000,000 shares of preferred stock.

                Votes For            Votes Against             Abstentions
                ---------            -------------             -----------
                5,526,802                95                         11


3. To approve the establishment of a classified board of directors such that less than all of the directors of the Company are elected at each annual meeting of shareholders.

                Votes For            Votes Against             Abstentions
                ---------            -------------             -----------
                5,526,797                 100                      11


4.   Election of three directors

                                     Votes For     Votes Against   Abstentions
                                     ---------     -------------   -----------
     Dr. Christopher Kyriakides      5,526,813           95            -0-
     David DeFouw                    5,526,908          -0-            -0-
     Othon Mourkakos                 5,526,813           95            -0-

5.   To approve the Company's 2000 Stock Option Plan

                Votes For            Votes Against             Abstentions
                ---------            -------------             -----------
                5,526,813                  95                      -0-


* On March 15, 2001 the board of directors voted to terminate the merger as not being in the best interests of the Company or its shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1.1    Second Amended and Restated Articles of Incorporation.
10.5     2000 Stock Option Plan.

(b) Reports on Form 8-K.

     Report on Form 8-KA filed on April 27, 2001, amending the filing dated August 14, 2000, incorporating 1999 audited financial statements of Unisyn Technologies, Inc. and adjusting proforma schedules as a result.

SIGNATURES
----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           BIOVEST INTERNATIONAL, INC.
                                           ---------------------------
                                           (Registrant)



Date: May 21, 2001                         /s/ Dr. Christopher Kyriakides
      ------------                         -------------------------------------
                                           Dr. Christopher Kyriakides
                                           Chief Executive Officer and Director




Date: May 21, 2001                         /s/ Thomas F. Belleau
      ------------                         -------------------------------------
                                           Thomas F. Belleau
                                           Chief Financial Officer