Form 10KSB/A
period 2000-09-30
BIOVEST INTERNATIONAL INC
filed 2001-07-25
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-KSB/A3

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                         Commission file number 0-11480

                          BIOVEST INTERNATIONAL, INC.
                      (formerly Cellex Biosciences, Inc.)
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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 29, 2000 was:

                  Common Stock, no par value: 9,140,390 shares

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Transitional Small Business Disclosure format (check one) Yes [ ] No [X]

Documents Incorporated by Reference: Certain information in the registrant's Proxy Statement for the 2001 annual meeting of shareholders (the" Proxy Statement"), which was filed on March 2, 2001 is incorporated into Part III.

     The purpose of this amendment is to place on file, previously unavailable, audited financial statements for the Predecessor Company for the ten month period ended July 30, 1999. These statements replace those unaudited statements for the period ended July 30, 1999 originally filed with the Company's report on form 10-KSB for the year ended September 30, 1999.

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

Statements of Cash Flows for the year ended September 30, 2000 and the two months ended September 30, 1999.............................F-5

Statements of Changes in Shareholders' Equity for the year ended
   September 30, 2000 and the two months ended September 30, 1999..........F-6

Notes to Financial Statements..............................................F-7

Predecessor Company Financial Statements

   Report of Independent Certified Public Accountants......................F-19

   Predecessor Company Financial Statements

      Statement of Operations..............................................F-20

      Statement of Cash Flows..............................................F-21

      Statement of Changes in Shareholders' Equity.........................F-22

      Notes to Financial Statements........................................F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
CELLEX BIOSCIENCES, Inc.

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

                                                       CELLEX BIOSCIENCES, INC.
                                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                      Common Stock                                                     Total
                                            --------------------------------    Accumulated   Stock Subscription    Shareholders'
                                                Shares            Amount           Deficit         Receivable          Equity
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance at July 31, 1999                       1,026,839     $   1,394,000    $      -----    $      -----         $    1,394,000

Net loss for the two months                    -----              -----            (197,000)         -----               (197,000)
                                            -------------    ---------------  --------------  -------------------  ---------------

Balance at September 30,1999                   1,026,839         1,394,000         (197,000)         -----              1,197,000
  Net proceeds from sale of
     common stock                              3,185,200         3,715,000           -----           -----              3,715,000
   Stock issuance in accordance with
     stipulation agreement (Note 8)            1,204,401          -----              -----           -----               -----
   Stock issued for services rendered            239,998           300,000           -----           -----                300,000
   Stock issued for acquisition                  930,000         1,163,000           -----         (198,000)              965,000
   Warrants issued for services rendered       -----               345,000           -----           -----                345,000
   Stock issued for conversion of debt to
     equity                                    2,508,952         3,136,000           -----           -----              3,136,000
   Other                                           5,000             6,000           -----           -----                  6,000
   Net loss for the year                       -----              -----          (1,884,000)         -----             (1,884,000)
                                            -------------    ---------------  --------------  -------------------  ---------------
Balance of September 30, 2000                  9,100,390     $  10,059,000    $  (2,081,000)  $    (198,000)       $    7,780,000
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

         Due to the Company's emergence from Chapter 11 Reorganization and implementation of fresh- start reporting, the financial statements for the reorganized company (the "Reorganized Company" or the "New Cellex") are not comparable to those of the Company for the periods prior to July 31, 1999 (the "Predecessor Company" or the "Old Cellex"). The results of the periods shown for the Predecessor Company are not considered to be indicative of the results of operations that are expected for the Reorganized Company.

CELLEX BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected in the financial statements of the Predecessor Company for the period ended July 30, 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated and at July 31, 1999, the Reorganized Company's financial statements reflected no beginning retained earnings or deficit. In addition, the Company's capital structure was recast in conformity with the Plan. (See Note 4.)

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

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the fiscal year ended September 30, 2000 the common share equivalents that would have been included in the computation of diluted net income per share were 21,145, had net income achieved. Warrants to purchase 350,000 and 100,000 shares of common stock with a weighted average exercise price of $4.29 and $10.00 were outstanding at September 30, 2000 and 1999, but were excluded from the computation of common stock equivalents because their exercise price was higher than the average market price of the common shares during the reporting period.

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

         On September 10, 1999, the Company had commenced an adversary proceeding against Unisyn relating to the unilateral termination by Unisyn of an Agreement and Plan of Merger dated October 10, 1997 between the Company and Unisyn. The Asset Purchase Agreement provided for the dismissal of all claims in the litigation.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Shareholders
Biovest International, Inc.

     We have audited the statements of operations, changes in shareholders' equity, and cash flows for the ten months ended July 30, 1999 for Biovest International, Inc. (the Company, formerly Cellex Biosciences, Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Biovest International, Inc. for the ten months ended July 30, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                                  GRANT THORNTON LLP


Minneapolis, Minnesota
June 14, 2001

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

                   PREDECESSOR COMPANY STATEMENT OF OPERATIONS

                         TEN MONTHS ENDED JULY 30, 1999

Revenues
   Contract production services                                             $ 2,250,383
   Consumable sales                                                           1,180,274
   System sales                                                                 542,398
   Grant revenue                                                                 54,628
   Other                                                                        145,309
                                                                            -----------
                                                                              4,172,992

Operating costs and expenses
   Cost of sales                                                              2,819,035
   Research and development                                                     319,987
   Marketing, general and administrative                                      1,281,379
                                                                            -----------
                Total operating costs and expenses                            4,420,401
                                                                            -----------
                Loss from operations                                           (247,409)

Other income (expense)
   Interest income                                                                2,530
   Interest expense                                                            (423,438)
                                                                            -----------
                Other income (expense), net                                    (420,908)
                                                                            -----------

   Net loss before reorganization items and extraordinary item                 (668,317)
      Reorganization items                                                   (2,601,424)
                                                                            -----------
   Net loss before extraordinary item                                        (3,269,741)
      Gain on discharge of debt                                               9,013,888
                                                                            -----------
                NET INCOME                                                  $ 5,744,147
                                                                            ===========

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

                   PREDECESSOR COMPANY STATEMENT OF CASH FLOWS

                         TEN MONTHS ENDED JULY 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 5,744,147
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation                                                                 52,691
       Amortization                                                                 31,762
       Gain on discharge of debt                                                (9,013,888)
       Changes in operating items:
          Accounts receivable                                                     (288,156)
          Inventories                                                              111,109
          Accounts payable and accrued liabilities                               2,471,691
          Customer deposits                                                       (174,955)
          Other                                                                     (8,944)
                                                                              -------------

                Net cash used in operating activities                           (1,074,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                                           1,200,000
   Principal payments on long-term debt                                           (112,820)
                                                                              -------------
                Net cash provided by financing activities                        1,087,180
                                                                              -------------

                Net increase in cash                                                12,637

Cash at beginning of the period                                                         -
                                                                              -------------

Cash at end of the period                                                         $ 12,637
                                                                              =============

Cash paid during the period for interest                                          $ 57,666
                                                                              =============


The accompanying notes are an integral part of this statement.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

        PREDECESSOR COMPANY STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                         TEN MONTHS ENDED JULY 30, 1999

                                                                                                         Foreign          Total
                                        Preferred              Common Stock                              Currency      Shareholders'
                                          Stock        ----------------------------     Accumulated     Translation       Equity
                                          Amount          Shares          Amount         Deficit        Adjustment      (Deficit)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at September 30, 1998          $  2,232,500       6,887,489    $ 25,580,842    $(37,173,716)   $   (180,649)   $ (9,541,023)

Net income                                     --              --              --         5,744,147            --         5,744,147

Reorganization adjustments

   Cancellation of predecessor stock     (2,232,500)     (6,887,489)    (25,580,842)     31,429,569         180,649       3,796,876

   Issuance of new common stock                --         1,026,839       1,393,968            --              --         1,393,968
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at July 30, 1999               $       --         1,026,839    $  1,393,968    $       --      $       --      $  1,393,968
                                       ============    ============    ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

                PREDECESSOR COMPANY NOTES TO FINANCIAL STATEMENTS

                         TEN MONTHS ENDED JULY 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Company

     Except as indicated otherwise, the term the "Company" refers to Biovest International, Inc. (formerly Cellex Biosciences, Inc.) or the "Predecessor Company" on or before July 30, 1999. The "Reorganized Company" refers to Biovest International on or after July 31, 1999.

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

     The Company's Plan of Reorganization was consummated subject to the cash investment by Biovest, L.L.C. ("LLC") of $1,015,000 and the payment of approximately $675,000 to a financial institution, a secured creditor of the Company. Pursuant to the Plan, on the Effective Date, the $1,015,000 of Debtor-In-Possession financing provided by LLC together with the accrued interest of $30,000, was converted to common stock of the Reorganized Company.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

          PREDECESSOR COMPANY NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         TEN MONTHS ENDED JULY 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Pursuant to the Plan, as of the Effective Date, the Company's existing common stock, preferred stock, options and warrants were deemed canceled and 1,000,003 shares of new common stock were deemed issued, of which 520,000 shares (52%) were issued to LLC and 250,003 shares (25%) were issued to the Company's unsecured creditors. Until March 15, 2000, the remaining 230,000 shares were held in escrow to be released to LLC or the Schuster Group, secured creditors of the Company, pursuant to an agreement which was incorporated into the Plan. During 2000, LLC paid or obtained the release of direct claims and indirect guarantee claims of the Schuster Group in the approximate amount of $2,300,000 and the escrowed shares were released to LLC.

     Settlements with holders of debt claims were as follows:

     - Certain claims were not classified. Unclassified administrative expense claims, including professional fees, are to be paid in full in cash. Post-petition claims incurred in the ordinary course of business during the pendency of the Reorganization proceedings were paid on a current basis. Certain taxes and accrued interest, totaling $233,622 are to be paid in monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. After the Effective Date, the Company shall continue to pay fees of approximately $5,000 per quarter to the U.S. Trustee through the pendency of the bankruptcy court proceedings.

     - Class A-1 secured claims of the Company's financial institution in the approximate amount of $675,000 were paid in full by LLC pursuant to the Plan and will be repaid monthly with a 15-year amortization with interest at 7% per annum. The obligation is payable to LLC in full on or before July 30, 2002, provided that Class A-3 Claims of the Schuster Group have been paid in full or released.

     - Class A-2 includes $185,000 payable to LLC, plus interest accrued during the period February 9, 1999 through July 30, 1999 ($8,856), and are subject to the same treatment discussed above for Class A-1.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

          PREDECESSOR COMPANY NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         TEN MONTHS ENDED JULY 30, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     - Class A-3 consists of direct and indirect guarantee claims of the Schuster Group totaling approximately $2,300,000. Such claims will be paid pursuant to a Credit and Stipulation Agreement between LLC and Schuster Group which was incorporated into the Plan. Under such agreement, during the period from the Effective Date, the Company will pay the Schuster Group, on a monthly basis, accrued interest at rates ranging from 10% to 12% per annum and certain principal payments, based on a 7-year amortization with a three-year balloon, provided that, until the Schuster Group claims are paid or released, the aggregate monthly debt service payments by the Company, including payments to the Schuster Group, cannot exceed $25,000 per month.

     - Class A-4 consists of an $80,000 certificate of deposit held as a lien interest by Norwest Bank, a.k.a. Wells Fargo. Norwest will retain its interest in such security; however, with the consent of the Company's landlord and Norwest, $68,000 of such security may be applied to obligations owed by the Company to the landlord.

     - Class A-5 is secured by certain assets of the Company relating to the Company's fluidized bed technology. In full satisfaction, the Company abandoned all interest in such asset and such claim was reclassified by the creditor to an unsecured claim.

     - Class A-6 consists of $501,532 owed to the Internal Revenue Service which will be paid in full in monthly installments for six years from the date of assessment with interest at the rate of 8% per annum.

     - Class B consists of the unsecured creditors who received approximately 250,000 shares of the outstanding common stock of the Reorganized Company in full satisfaction and release of their claims.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

          PREDECESSOR COMPANY NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         TEN MONTHS ENDED JULY 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Basis of Presentation

     During the ten months ended July 30, 1999, the Predecessor Company prepared its financial statements in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The financial statements for the ten months ended July 30, 1999 distinguish transactions that were directly associated with the reorganization from the ongoing operations of the business. Professional fees and similar types of expenditures relating to the reorganization proceedings were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was paid during the proceeding or that it was probable that it would be an allowed priority or secured claim.

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

     After consideration of the Company's debt capacity, projected future earnings and cash flows, and after extensive negotiations among parties in interest, it was determined that the reorganization value should approximate the amount a willing buyer would pay for the assets of the Company immediately after the reorganization in addition to the amount of resources available and to become available for the satisfaction of post-petition liabilities and allowed claims as negotiated between the Company and its creditors. Pursuant to the Plan, the Company's senior secured creditors, LLC and the Schuster Group, paid an aggregate of $1,045,000 to receive 75% of the Company's new common stock, which results in a total equity value of $1,394,000.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

          PREDECESSOR COMPANY NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         TEN MONTHS ENDED JULY 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     The results of the period shown for the Predecessor Company are not to be considered as being indicative of the results of operations that are expected for the Reorganized Company. The results of the Predecessor Company are not comparable to those of the Reorganized Company.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Property and Equipment

     Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Repair and maintenance costs are charged to expense as incurred. Any gains or losses on the disposal of property and equipment are charged to operations.

     Patents and Trademarks

     Costs incurred in relation to patent applications are capitalized as deferred patent costs. If and when a patent is issued, the related patent application costs are transferred to the patent account and amortized over the legal life of the patent. If it is determined that a patent will not be issued, the related patent application costs are charged to expense at the time such determination is made. Patent and trademark costs are being amortized using the straight-line method over periods ranging from ten to 17 years.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

          PREDECESSOR COMPANY NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         TEN MONTHS ENDED JULY 30, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Revenue Recognition

     System and consumable sales are recognized in the period in which the applicable products are shipped. The Company does not provide its customers with a right of return, however, deposits made by customers must be returned to customers in the event of non-performance by the Company. Revenues from contract cell production services are recognized during the period the applicable product is shipped, or in the case of a service, when the applicable service is performed. Grant revenue is recognized during the period in which the related activities are conducted.

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

2.   CONCENTRATION OF CREDIT RISK

     One customer accounted for approximately 19% of total revenues for the ten months ended July 30, 1999.

     A significant amount of the Predecessor Company's revenues was derived from export sales. The Predecessor Company's export sales were 38% of the total revenues for the ten months ended July 30, 1999.

3.   RENT EXPENSE

     Rent expense was $201,901 for the ten months ended July 30, 1999.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

          PREDECESSOR COMPANY NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         TEN MONTHS ENDED JULY 30, 1999


4.   INCOME TAXES

     No provision for income taxes was recorded for the ten months ended July 30, 1999 as the gain on discharge of debt was excluded from taxable income which resulted in a taxable loss for the period.

5.   REORGANIZATION ITEMS

     Reorganization items consists of costs related to severance payments to two former executive officers and directors of the Predecessor Company and payments to certain employees; professional fees and services and; claims allowed by the bankruptcy court which were originally obligations of LSL Group and LSL Biolafitte SA, former subsidiaries of the Predecessor Company, but became direct obligations of the Company pursuant to guarantee and reimbursement agreements.

6.   GAIN ON DISCHARGE OF DEBT

     Pursuant to SOP 90-7, the gain on the discharge of debt of $9,013,888 resulting from the reorganization proceedings was reflected as an extraordinary item in the statement of operations of the Company for the ten months ended July 30, 1999.