Form 10QSB
period 2001-06-30
BIOVEST INTERNATIONAL INC
filed 2001-08-20
CIK 704384

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________ to ______________

                         Commission file number 0-11480

                           BIOVEST INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 41-1412084
              --------                                 ----------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

                  540 Sylvan Avenue, Englewood Cliffs, NJ 07632
                  ---------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: 201-816-8900
                           ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At August 10, 2001, there were 9,423,390 shares of the registrant's Common Stock, no par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                              (check one) Yes No X

INDEX
BIOVEST INTERNATIONAL, INC.


                                                                                                          PAGE
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Balance Sheet as of June 30, 2001...............................................................  3

          Statements of Operations for the Three Months and Nine Months ended June 30, 2001 and 2000......  4

          Statements of Cash Flows for the Nine Months ended June 30, 2001 and 2000.......................  5

          Notes to Financial Statements...................................................................  6



     ITEM 2.  Management's Discussion and Analysis or Plan
                  of Operations........................................................................... 14


PART II.   OTHER INFORMATION

     ITEM 1.  Legal Proceedings.......................................................................... 17
     ITEM 4.  Submission of Matters to a Vote of Security Holders........................................ 18
     ITEM 6.  Exhibits and Reports on Form 8-K........................................................... 18

 PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.
                                     BALANCE SHEET

                                                                                                    JUNE 30, 2001
                                         ASSETS                                                       (UNAUDITED)
                                         ------                                                 ------------------------

 Current assets:
   Cash                                                                                          $              646,000
   Accounts receivable, net of $196,000 allowance for doubtful accounts                                       1,879,000
   Costs and estimated earnings in excess of billings on uncompleted contracts                                  505,000
   Inventories                                                                                                2,107,000
   Prepaid consulting                                                                                            43,000
   Other                                                                                                        105,000
                                                                                                ------------------------
     Total current assets                                                                                     5,285,000
 Property, plant and equipment, net                                                                             954,000
 Other assets:
   Inventories                                                                                                  270,000
   Patents and trademarks, net                                                                                  909,000
   Other assets                                                                                                  21,000
   Reorganization value in excess of amounts allocable to identifiable assets, net                            2,289,000
                                                                                                ------------------------
                                                                                                  $            9,728,000
                                                                                                ========================
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
   Current portion of long-term debt                                                              $             136,000
   Accounts payable                                                                                           1,238,000
   Due to affiliates                                                                                            584,000
   Customer deposits                                                                                             46,000
   Deferred revenue                                                                                              40,000
   Accrued liabilities:
      Reorganization costs                                                                                        4,000
      Compensation and related taxes                                                                            883,000
      Other                                                                                                     344,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                                  524,000
                                                                                                ------------------------
      Total current liabilities                                                                               3,799,000
 Long-term debt                                                                                                 375,000
 Commitments and contingencies                                                                                       --
 Shareholders' equity:
    Preferred stock, $ .01 par value, 10,000,000 shares authorized; none issued and
      outstanding                                                                                                    --
   Common stock, no par value, 50,000,000 shares authorized;
      9,423,390 shares issued and outstanding                                                                11,424,000
   Accumulated deficit (accumulated since July 31, 1999, the effective
     date of the Company's Amended Plan of Reorganization)                                                  (5,639,000)
   Stock subscription receivable                                                                              (231,000)
                                                                                                ------------------------
     Total shareholders' equity                                                                               5,554,000
                                                                                                ------------------------
                                                                                                  $           9,728,000
                                                                                                ========================

     The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months         Three Months          Nine Months          Nine Months
                                                      Ended                Ended                Ended                Ended
                                                  June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000
                                                ------------------   ------------------   ------------------   -------------------

Revenues:
  Contract production services                  $       1,661,000    $       1,052,000     $      4,695,000    $        2,121,000
  Consumable sales                                        579,000              372,000            1,493,000             1,054,000
  System sales                                            366,000              222,000            1,244,000               445,000
  Other                                                   157,000               32,000              391,000               123,000
                                                ------------------   ------------------   ------------------   -------------------

  Total revenues                                        2,763,000            1,678,000            7,823,000             3,743,000

Operating costs and expenses:
  Cost of sales                                         1,867,000            1,122,000            5,385,000             2,334,000
  Research and development                                988,000              127,000            1,908,000               340,000
  Marketing, general and administrative                 1,413,000              722,000            3,989,000             1,919,000
                                                ------------------   ------------------   ------------------   -------------------

  Total operating costs and expenses                    4,268,000            1,971,000           11,282,000             4,593,000
                                                ------------------   ------------------   ------------------   -------------------

Loss from operations                                   (1,505,000)            (293,000)          (3,459,000)              (850,000)

Other income (expense):
  Interest expense                                        (60,000)             (11,000)             (99,000)              (140,000)
  Other                                                 ----------           ----------           ----------                33,000
                                                ------------------   ------------------   ------------------   -------------------
                                                          (60,000)             (11,000)             (99,000)              (107,000)
                                                ------------------   ------------------   ------------------   -------------------

Net loss                                        $      (1,565,000)    $       (304,000)        $ (3,558,000)    $         (957,000)
                                                ==================   ==================   ==================   ===================

Net loss per common share-basic and diluted     $            (.17)    $           (.04)      $         (.39)    $             (.25)
                                                ==================   ==================   ==================   ===================

Weighted average number of common shares
  outstanding- basic and diluted                        9,260,423            8,101,937            9,187,668             3,852,320
                                                ==================   ==================   ==================   ===================


     The accompanying notes are an integral part of these financial statements.

                                                    BIOVEST INTERNATIONAL, INC.
                                                     STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                        JUNE 30, 2001            JUNE 30, 2000
                                                                                        -------------            -------------
Cash flows from operating activities:
   Net loss                                                                        $       (3,558,000)         $     (957,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation                                                                              88,000                  49,000
     Amortization                                                                             230,000                 206,000
     Issuance of common stock, options and warrants for services                            1,038,000                   -----
     Changes in current operating items, net of acquisition
         Accounts receivable                                                                 (210,000)               (106,000)
         Costs and estimated earnings in excess of billings on uncompleted                     34,000                (384,000)
         contracts
         Inventories                                                                           78,000                (509,000)
         Other                                                                                 96,000                 (36,000)
         Accounts payable and accrued liabilities                                           1.137,000                 325,000
         Customer deposits                                                                    (23,000)                311,000
         Billings in excess of costs and estimated earnings on uncompleted
         contracts                                                                            488,000                 (22,000)
                                                                                   ------------------      ------------------
           Net cash used in operating activities                                             (602,000)             (1,123,000)
Cash flows from investing activities, net of acquisition
   Capital expenditures                                                                      (274,000)               (126,000)
                                                                                   ------------------      ------------------
           Net cash used in investing activities                                             (274,000)               (126,000)
Cash flows from financing activities, net of acquisition
   Proceeds from short-term borrowings                                                        ------                  255,000
   Repayment of short-term borrowings                                                         ------                 (150,000)
   Net proceeds from sale of common stock and warrants                                        510,000               3,216,000
   Proceeds from short-term borrowings-affiliates                                             600,000                  ------
   Principal payments on long-term debt                                                      (103,000)               (602,000)
   Stock Subscription                                                                         (33,000)                 ------
                                                                                   ------------------      ------------------
          Net cash provided by financing activities                                           974,000               2,719,000
                                                                                   ------------------      ------------------
Net increase in cash                                                                           98,000               1,470,000
Cash at beginning of period                                                                   548,000                  28,000
                                                                                   ------------------      ------------------
Cash at end of period                                                              $          646,000      $        1,498,000
                                                                                   ------------------      ------------------
Cash paid for interest                                                             $           21,000      $           42,000
                                                                                   ==================      ==================
The accompanying notes are an integral part of these financial statements.

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

         Effective as of the close of business on May 25, 2000, the Company acquired certain assets and technology, and assumed certain liabilities from Unisyn Technologies, Inc. ("Unisyn"), a wholly owned subsidiary of Medi-Cult A/S, a Danish biotechnology corporation. Unisyn developed, manufactured and marketed products and contract services that produced antibodies. Unisyn also provides research and development services related to these products.

         Effective on May 15, 2001 the State of Minnesota approved a change in the name of the Company, from Cellex Biosciences, Inc. to Biovest International, Inc., pursuant to the terms of the Company's Modified First Amended Plan of Reorganization dated June 28, 1999. On June 28, 2001, at a Special Meeting of stockholders, the merger of the Company into Biovest International, Inc., a Delaware Corporation, from a Minnesota Corporation, was approved by the stockholders.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

         Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2000.

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

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three and nine months ended June 30, 2001 the common share equivalents that would have been included in the computation of diluted net income per share were 1,029,389 and 803,130, had net income been achieved. For the three and nine month periods ended June 30, 2000 no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved. Options and warrants to purchase 4,560,000 shares of common stock with a weighted average exercise price of $2.21 were outstanding at June 30, 2001, and were not included in the computation of common stock equivalents because their exercise price was higher than the average market price of the common shares during the reporting period.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


(3)      LIQUIDITY

         The Company has incurred significant operating losses and cash flow deficits in previous periods. During fiscal 2000 and the nine months ended June 30, 2001 the Company experienced $2,216,000 and $602,000 of negative cash flow from operations, respectively, and met its cash requirements through the sale of equity securities, the exchange of equity instruments for services and short-term loans from affiliates. Management expects the Company's core business to improve, but to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including additional short-term loans from its shareholders and the private sale of equity securities. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

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

(4)      DETAILS TO BALANCE SHEET

CONCENTRATION OF CREDIT RISK

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. One customer accounted for approximately 37% of the Company's trade accounts receivable balance at June 30, 2001.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 27% and 28% for the nine months ended June 30, 2001, and 2000, respectively.

INVENTORIES


          Inventories consist of the following:





                                        JUNE 30, 2001
                                        -------------
            Finished goods..........     $  556,000
            Work-in-process.........        375,000
            Raw materials...........      1,446,000
                                      -----------------
                                          2,377,000
            Less non-current portion       (270,000)
                                      -----------------
                                         $ 2,107,000
                                      =================

         The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to June 30, 2001. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at June 30, 2001:

     Promissory note payable to Internal Revenue
          Service, with interest of 8% per annum, payable in monthly installments of $11,095, including interest through February 1,
          2004 and $320 per month thereafter through February 1, 2005 ............... $   321,000
     Promissory note payable to State of Minnesota, with interest of 8% per annum, payable in monthly installments of $2,700, including interest
          through February 1, 2005 ..................................................     102,000
     Amounts payable to regulatory agencies (i) .....................................      88,000
                                                                                      ------------

                                                                                          511,000

     Less current portion of long-term debt .........................................     136,000
                                                                                      ------------
                                                                                      $   375,000
                                                                                      ============

         (i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $95,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. During the nine months ended June 30, 2001, the Company was assessed $7,000, which was paid in full, by one of these agencies, but promissory notes with the others have not been signed.

         At June 30, 2001, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2001-$33,000; 2002-$139,000; 2003-$151,000;
2004-$86,000; 2005-$14,000 and subsequent years- $88,000.

(5)      SHAREHOLDERS' EQUITY

COMMON STOCK

         At the Annual Meeting of Stockholders held on March 13, 2001 the stockholders approved an increase in the number of authorized shares of common stock and a new class of stock. Authorized common stock was

BIOVEST
INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

increased from 10,000,000 shares to 50,000,000 shares. A class of preferred stock, having $.01 par value, was also approved at 10,000,000 shares.

         In June 2001, a private sale of 170,000 units, each unit consisting of one share of Common Stock and three Common Stock warrants, was completed at a price of $3.00 per unit. Included with the shares were 510,000 warrants to purchase Common Stock at $5.00 per share at any time over the next ten years.

         During the nine months ended June 30, 2001 the Company issued 123,000 and 30,000 shares of common stock as compensation for several employees and payment for services rendered by an outside consultant. The shares were valued at $1.25 per share, which resulted in approximately $154,000 and $38,000 of expense, respectively.

STOCK OPTIONS

         On June 6, 2001, the Company's Board of Directors approved the granting of 679,350 options to employees, 608,000 options to non-employees and 1,200,000 options to two officers of the Company. All options are priced at $1.25 per share except those granted to two officers of the Company which are priced at $1.375 per share. All options are exercisable over 10 years with vesting for the options to non-employees at one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. Options granted to employees and officers vest one-third each year beginning on the first anniversary date of the grant and for each of the next two years thereafter. Compensation expense for services rendered for the 608,000 options granted to non-employees was recognized in the amount of $523,000 based upon the estimated fair value of the options at that date. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield, risk free interest rate of 4.38%, expected volatility of 84% and expected life of five years.

         At the Annual Meeting of Shareholders held on March 13, 2001 the shareholders approved the 2000 Stock Option Plan under which the Board of Directors may grant to employees, officers, directors, consultants and advisors incentive stock options and non-qualified stock options to purchase up to 7,000,000 shares of the Company's Common Stock.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

         The warrants have been valued at approximately $345,000 using the Black-Scholes pricing model. This amount is being recognized ratably over the twelve months of service being provided by the investment advisors, which resulted in $259,000 of expense for the nine months ended June 30, 2001. In valuing the warrants issued under the Black-Scholes pricing model, the following assumptions were used: zero dividend yield; risk-free interest rate of 6.98%; expected volatility of 48%; and expected life of three years.

(6)      INCOME TAXES

         No provision for income taxes has been recorded for the three and nine months ended June 30, 2001 and 2000 due to the losses incurred during the periods. At June 30, 2001, the Company has net operating loss carryforwards of approximately $41,000,000 (expiring 2002 to 2019) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryfowards may be further limited as a result of future equity transactions.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

 (7)     RELATED PARTY TRANSACTIONS

         During the nine months ended June 30, 2001, six shareholders each loaned the Company $100,000 as part of a plan to finance operations until substantial outside financing can be completed. The notes are payable at any time on or before September 1, 2001 at the Company's option, with interest at 10% per annum. In connection with the issuance of the debt, the Company issued 25,000 warrants with an exercise price of $2.50 per share and 25,000 warrants with an exercise price of $5.00 per share to each of the creditors. The warrants are exercisable immediately and have a term of five years. The aggregate value of the 300,000 warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk free interest rates ranging from 4.60% to 5.06%; expected volatility of 48%; and term of five years, was estimated to be $76,000, and is being amortized over the life of the loans which results in a higher effective interest rate.

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

          Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected in the financial statements of the Predecessor Company for the ten months ended July 30, 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated at July 31, 1999. The Reorganized Company's financial statements do not reflect beginning retained earnings or deficit as of July 31, 1999. In addition, the Company's capital structure was recast in conformity with the Plan.


RESULTS OF OPERATIONS

         The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The results of operations related to Unisyn since May 25, 2000, the effective date, have been included in the Company's statement of operations.

         REVENUES. Revenues for the three and nine months ended June 30, 2001 of $2,763,000 and $7,823,000 were up 65% and 109% from $1,678,000 and $3,743,000 for the three and nine months ended June 30, 2000. Contract cell culture production services for the three and nine months ended June 30, 2001 increased 58% and

121% from $1,052,000 and $2,121,000 to $1,661,000 and $4,695,000. The increases are primarily due to the inclusion of $1,374,000 and $3,615,000 of Unisyn contract production sales in the respective periods of fiscal 2001. The other components of revenues for the three and nine months ended June 30, 2001 were higher than the comparable periods for last year. System sales for the three and nine months ended June 30, 2001 increased 65% and 180% from $222,000 and $445,000 to $366,000 and $1,244,000, respectively.

         GROSS MARGIN. The overall gross margin for the third quarter of fiscal year 2001 decreased slightly versus the comparable quarter last year from 33% to 32%. The decrease is due to lower than planned margins particularly with the Unisyn production. The overall gross margin for the nine months of fiscal year 2001 decreased versus the comparable period last year from 38% to 31%. The decrease is primarily the result of the inventory adjustment recognized in the second quarter of fiscal 2001 associated with consumable and system inventories and the lower than anticipated Unisyn margins.

         OPERATING EXPENSES. Research and development expenses for the three and nine months ended June 30, 2001 increased approximately $861,000 and $1,568,000 or approximately 678% and 461% over last year, reflecting increased expenses for the CRADA and the inclusion of Unisyn. CRADA expenses for the three and nine months ended June 30, 2001 were approximately $982,000 and $1,800,000, respectively. These expenses are associated primarily with initial manufacturing start up, site and clinical trial facility preparation in New York and design engineering expense associated with designing a more efficient bioreactor for vaccine production. Marketing, general and administrative expenses increased $691,000 and $2,070,000 in the the three and nine months ended June 30, 2001 versus the same period in fiscal 2000. The increase is attributed largely to the inclusion of Unisyn expenses in fiscal 2001, increased compensation costs and other corporate expenses and expenses related to the Company's financing activities and litigation proceedings.

         OTHER EXPENSE, NET. Other Expense, Net consists of interest expense on the Company's long-term debt that was assumed pursuant to the Company's reorganization and interest on the short-term loans from affiliates. Interest expense for the first nine months of fiscal 2001 was $41,000 lower than for the first nine months of fiscal 2000 due to the significant amount of debt converted to equity and debt repaid between the periods, partially offset by increased interest expense in fiscal 2001 associated with the short-term loans from affiliates.


LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2001 the Company had working capital of $1,486,000 compared to $3,945,000 at September 30, 2000.

         The Company has incurred significant operating losses and cash flow deficits in previous periods. During fiscal 2000 and the nine months ended June 30, 2001 the Company experienced $2,216,000 and $602,000 of negative cash flow from operations, respectively, and met its cash requirements through the sale of equity securities, the exchange of equity instruments for services and short-term loans from affiliates. Management expects the Company's core business to improve, but to continue to utilize cash, though at a significantly reduced level. The Company is currently in the process of exploring various financing alternatives to meet its cash needs, including additional short-term loans from its shareholders and a planned private placement of equity securities. Management believes that the Company has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

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

         On July 18, 2001, the Court entered a Stipulation of Dismissal with Prejudice and Order confirming the parties' signing of their settlement agreement. Accordingly, Excorp Medical, Inc. will pay to the Company and Regenerex, Inc. the aggregate principal amount of $1,000,000 plus interest accrued thereon. The principal amount will paid in increments of $50,000, $100,000 and $200,000 and will payable on various dates beginning in 2001 and ending on June 15, 2004, when all interest accrued on the aggregate principal amount will be due and payable.

         Additional information regarding the history and developments of this litigation is available in each of the Company's 10-QSB filed with the Commission on February 13, 2001 and May 21, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 28, 2001 a Special Meeting of the shareholders was held with the results of voting as follows:

1. To approve the merger of the Company into Biovest International, Inc., a Delaware corporation, which would change the Company's state of incorporation from Minnesota to Delaware.

            Votes For              Votes Against               Abstentions
            ---------              -------------               -----------
            5,378,313                  -0-                         114


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

3.1.          Certificate of Incorporation
3.2           Bylaws

(b)           Reports on Form 8-K

              None

 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                           BIOVEST INTERNATIONAL, INC.
                           ---------------------------
                           (Registrant)



Date: August 17, 2001              /s/ Dr. Christopher Kyriakides
      ---------------             -------------------------------
                                    Dr. Christopher Kyriakides
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

Date: August 17, 2001             /s/ Thomas F. Belleau
      ---------------            ----------------------
                                    Thomas F. Belleau
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)