Form 10KSB
period 2001-09-30
BIOVEST INTERNATIONAL INC
filed 2002-01-14
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---      OF 1934 for the fiscal year ended September 30, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 For the transition period from ________ to _______

                         Commission file number 0-11480

                           BIOVEST INTERNATIONAL, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

             Delaware                                 41-1412084
---------------------------------                     ----------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                  540 Sylvan Avenue, Englewood Cliffs, NJ 07632
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 816-8900

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value
                                                               ---------------------------
                                                                       (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $10,096,000

The aggregate market value of voting common stock held by nonaffiliates of the registrant as of December 27, 2001 was approximately $ N/A (Cannot be determined because the common stock has not begun trading since the Company's reorganization effective July 30, 1999.) The number of shares of common stock held by non-affiliates is 4,921,066.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 27, 2001 was: Common Stock, $.01 par value: 9,629,696 shares

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

Transitional Small Business Disclosure format (check one) Yes [ ] No [x]

                           FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the pharmaceutical industry; competition (see "Competition"); potential technological changes (see "Research and Development"), including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Products" and "Research and Development"); loss or disruption of sales to major customers as a result of, among other things, third party labor disputes, the Company's ability to market its existing, recently developed and new products (see "Marketing and Sales"); the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for certain of its products and product components; the Company's ability to attract and retain technologically qualified personnel (see "Employees"); the Company's ability to fulfill its growth strategies (see "Future Strategy"); the availability of financing on satisfactory terms to support the Company's growth (see "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources"); and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

                                     PART I.


ITEM 1. DESCRIPTION OF BUSINESS


GENERAL

       Our company, Biovest International, Inc. ("Biovest" or the "Company") is a biotechnology company focused on the production and contract manufacturing of biologic drugs and products from small through commercial scale. The Company utilizes its patented biological production process, which it continues to further develop. Our first biologic product, a personalized vaccine for the most common and fastest-growing form of hematologic cancer, known as B-cell lymphoma, is currently in a Phase III FDA-approved licensing trial. The Company's capabilities as a leader in hollow-fiber cell culture technology have resulted in our selection by the National Cancer Institute ("NCI") as the preferred producer on this initial Phase III trial. Our Company may also be involved in the production and commercial development of other products in the NCI's personalized cancer vaccine program. It is anticipated that personalized vaccine products for deadly diseases such as cancer and AIDS will develop as a clear trend in therapeutic biologic drugs, and the Company's ability to produce these drugs in scalable quantities increases our likelihood of involvement in this rapidly-expanding market. The Company is currently involved in negotiations for the production and potential ownership interest of other personalized vaccines for various cancers and other serious diseases. At the same time, the Company is continuing its contract production business, a field that is forecasted to expand with the expected increase of new biologic drugs making their way through the FDA approval pipeline, and maintaining and modernizing its line of patented, proprietary hollow-fiber instruments.

       In 1998, Biovest LLC invested in our Company so as to apply and further the use of hollow fiber technology in the field of biologic therapeutics. Recognizing the need to enhance current therapeutic models, particularly in the areas of cancer and AIDS, new management saw biologics as the key to the next significant advancement in drug discovery, diagnostics and therapeutics.

       By 2000, biologics such as monoclonal antibodies were demonstrating significant value in disease therapeutics and had emerged on the commercial pharmaceutical market as only eleven monoclonal antibodies approved for commercial distribution represented approximately $2 billion in revenues. Since these pioneer drugs emerged, many more have gained licensure and there are currently thousands in the pipeline. These biologics are unique in many ways, including their precise specificity to diseases on the molecular level. Further, there has been the emergence of even more specific and effective biologics. With the mapping of the human genome recently released, new management also recognized this trend and the potential value of patient specific therapeutics.

       New management believed that the time was right to leverage our core production competency and technological superiority to obtain increased market share in production of biological drugs. In 2000, the NCI sought a production house with the technology to commercially produce a vaccine for Non-Hodgkin's lymphoma that was made from a patient's own tumors. We applied to the NCI to discuss involvement in this project. Already familiar with our hollow fiber instrumentation and our production capabilities, the NCI accepted our bid to produce the cancer vaccine. We were awarded a contract in June of 2000 for the production of the patient-specific supernatant vaccine for an FDA-approved Phase III clinical trial.

       On November 14, 2000, we were notified by the NCI that we had been selected to exclusively negotiate a Cooperative Research and Development Agreement ("CRADA") for the development of idiotype tumor vaccines for the treatment of B-cell lymphomas and on September 4, 2001, we were officially awarded the CRADA with the NCI.

       If approved by the FDA, it is anticipated that this cancer vaccine will be produced at commercial production levels utilizing our proprietary cell culture production system, however, there can be no assurance that we will be able to produce the vaccine at commercial levels. We expect that our production system will be utilized to satisfy all vaccine production requirements during the Phase III trials. In addition, as mentioned earlier, we are exploring and negotiating with various entities to apply our proprietary technology and instruments to the production and commercialization of other emerging biologic therapeutic drugs, including other personalized vaccines for cancers and other diseases.

       It is our strategy to continue to pursue additional rights to proprietary therapeutics by leveraging our production system as an essential element of the commercial production of any such product. We intend to continue to expand our mammalian cell culture and contract cell production service businesses while exploring additional uses for and greater acceptance of our perfusion-based bioreactor cell culture technology.

       The Company originated in 1981 as a Minnesota-based corporation, furnishing cell culture instrumentation and biologic contract production services to researchers, biopharmaceuticals, and government agencies. Hollow fiber technology is the basis for our instruments and production. This technology, which we believe is the best-suited for many types of biologic production, simulates human capillaries and provides an environment conducive to biologic (cell) replication at high densities with advantages in processing, lead times and cost.

       We furthered our production capabilities in May of 2000 by acquiring the assets of Massachusetts-based Unisyn Technologies, Inc. ("Unisyn"). Formerly a competitor of our Company, Unisyn provided clean room production capabilities in current Good Manufacturing Practices ("cGMP") space utilizing isolation suites that are ideal for the therapeutic biologic manufacturing protocols. Unisyn further provided patented whole cell production technologies and, through its San Diego manufacturing plant, hollow fiber bioreactor and flow path production capabilities to support expanded production operations.

       In 2000, the National Institutes of Health ("NIH") renewed its grant to us to manage and house the National Cell Culture Center ("NCCC"), which provides cell culture production services to leading researchers and academic institutions throughout the United States. This five-year grant, originally placed with M.I.T. in the 1980's, has now been awarded to us three times in succession via a peer-reviewed competitive process.

       Originally, the Company was incorporated under the laws of the State of Minnesota but recently we reincorporated in the State of Delaware. We have corporate headquarters located in Englewood Cliffs, New Jersey with research and development, manufacturing and contract cell culture production operations located in Minneapolis, Minnesota. With the acquisition of the assets of Unisyn Technologies, Inc. we added research and development, manufacturing and contract cell culture production operations located in Hopkinton and Worcester, Massachusetts and San Diego, California.

       During fiscal years 2001 and 2000 we incurred net losses of $5,832,000 and $1,884,000, respectively, and used $2,070,000 and $2,216,000 of cash in operating activities. At September 30, 2001 we had a deficit in working capital of $126,000. During fiscal 2001 we met our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

       In September 2001 we successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

       Our ability to continue our present operations and meet our obligations under the CRADA is dependent upon our ability to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. We are currently in the process of exploring various financing alternatives to meet our cash needs, including additional short-term loans from shareholders and others and the sale of equity securities. We believe we will be able to raise the necessary funds to continue operations in the near term. See Note 13 of the Notes to the Financial Statements regarding the new loans entered into by the Company subsequent to September 30, 2001.

       There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to the Company, if at all. The net losses we have incurred and the need for additional funding raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


EVENTS LEADING TO REORGANIZATION

       In 1998 Biovest LLC became the debtor-in-possession of Cellex Biosciences, Inc., the Predecessor Company.

       Due in part to the underdeveloped nature of the market it served, the Predecessor Company incurred significant operating losses. The Predecessor Company obtained capital from various sources including term loans, lines of credit, corporate partners and equity financings consisting of public offerings and numerous private placement financings. However, these financings were not sufficient to bring the Predecessor Company to a positive working capital position.

       On October 10, 1997, the Predecessor Company entered into an agreement with Unisyn, also a hollow fiber technology systems company and a competitor, to form a combined new company. The Predecessor Company initiated a $3.8 million debt financing to serve as the bridge to the completion of the merger and a post-merger equity financing. Unisyn unilaterally terminated the merger on February 27, 1998.

       The termination had a significant negative impact on the Predecessor Company's results of operations for fiscal year 1998. Beyond the financial burden that already existed, the Predecessor Company was then saddled with bridge financing of $3,800,000 and was forced to write-off over $400,000 in merger costs.

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

       During that period, Biovest LLC, a biotechnology investment group, agreed to provide debtor-in-possession financing and fund a consensual plan of reorganization in exchange for equity control of our company. On July 7, 1999, the United States Bankruptcy Court, District of Minnesota, Third Division, confirmed our company's Modified First Amended Plan of Reorganization dated June 28, 1999 (the "Plan") which became effective July 30, 1999. For financial reporting purposes, the effective date of the Plan is considered to be July 31, 1999, the Effective Date.

OUR CURRENT BUSINESS

       INDUSTRY Worldwide R&D spending by pharmaceutical and biotechnology companies was estimated to be over $50 billion in 2001. Growth has accelerated in recent years and is expected to continue growing between 9-11% per year in the near term based on pending patent expirations and the need for novel therapies (source: Parexel's Pharmaceutical R&D Statistical Sourcebook 2000). The 4-year compounded annual growth rate of outsourced biologics manufacturing in the U.S. is estimated at over 30% (source: Arthur D. Little, Industry Sources, and RBC Dain Rauscher, Inc.).

       BIOLOGIC DRUG PREEMINENCE Historically, diagnostic and therapeutic health care products have been, and continue to be, predominantly developed and manufactured by pharmaceutical companies using chemical transmutation techniques or bacteria, fungi and yeast cell cultures. Stirred tank cell culture and fermentation systems are typically used to grow such bacteria, fungi and yeast cell cultures. During the 1980s, in connection with the advent of genetic engineering, a variety of additional and, for some purposes, more effective cell production technologies were also developed. The perfusion technology or hollow fibers employed by our mammalian cell culture systems is an example of these newer cell culture technologies.

       The biotechnology industry has grown rapidly and produced many diverse companies focusing on and developing a variety of diagnostic and therapeutic health care products. These new biotechnology products are genetically expressed proteins and are potentially far more potent and result in less harmful side effects than their chemical and bacterial derived forerunners. These products are being introduced to the commercial market in steadily growing numbers and with expanding market potential.

       From the outset, attempts to produce more complex genetically engineered proteins from traditional bacteria, fungi and yeast cells proved disappointing. These cells were found to be incapable of expressing structurally competent proteins which result in the desired therapeutic or diagnostic effect. Scientists have since identified mammalian cells as the best source for production of functional or physiologically competent genetically expressed proteins. However, mammalian cells typically are more complex and less cost effective for use as a production methodology for recombinant protein. Consequently, we believe that the successful commercialization of many bioproducts will be dependent on the availability of manufacturing processes and facilities that produce mammalian cell proteins economically and efficiently.

       Currently, most biotechnology and pharmaceutical companies manufacture mammalian cell proteins using traditional fermentation and stirred tank cell culture ("fermentation") technologies; however, no one cell culture technology is suitable for the production of every mammalian cell or mammalian cell-derived bioproduct. Each type of mammalian cell is unique and its economical production is highly dependent on the cell culture technology used. For example, traditional fermentation technologies, while quite effective for the production of some mammalian cells and bioproducts, encounter technical difficulties in the production of others, such as many of the monoclonal antibodies. As a result, perfusion technologies, such as our hollow fiber technology have emerged within the last decade as a preferable alternative to traditional fermentation approach.

       PERSONALIZED CANCER VACCINE FOR B-CELL FOLLICULAR LYMPHOMA The Company is engaged in a clinical trial in association with the NCI and has embarked upon a project for the potential licensing, commercialization and further development of therapeutic cancer vaccines for B-cell lymphoma. The specific cancer targeted in the current FDA-approved Phase III trial is Non-Hodgkin's lymphoma and more specifically, the low-grade follicular form of Non-Hodgkin's lymphoma (FL).

       UNDERSTANDING THE DISEASE Non-Hodgkin's lymphoma is a cancer of the immune system. The immune system is composed, in part, of specialized cells, which include both B-cell and T-cell lymphocytes. These cells play an integral role in recognizing, destroying and ultimately eliminating disease-causing foreign substances, virally infected cells and malignant cells that might be present in the human body. B-cells and T-cells have diverse functions that are predicated by receptors, which exist on their surfaces. These receptors react specifically to foreign substances and infected or malignant cells and thereby serve to eradicate them from the body.

       A cancer of the immune system such as a B-cell lymphoma is a breakdown of this process leaving the patient susceptible to life-threatening conditions as a result of the inability of the B-cells and T-cells to properly function. It is the restoration of their proper function that will ultimately halt the disease process. It is accepted in the scientific and medical community that up-regulating the immune system is a key component in the treatment of cancer.

       The NCI for many years has been attempting to establish protocols to up-regulate the immune system of cancer patients. Non-Hodgkin's lymphoma currently afflicts, at any given time, more than 300,000 patients in the United States. It is a cancer that afflicts 56,900 new patients per year in the United States; general B-cell lymphoma afflicts many more. Hodgkin's disease, as an example, afflicts nearly 10,000 new Americans per year.

       Currently, Non-Hodgkin's lymphoma is the most commonly occurring hematological cancer with 85% of all Non-Hodgkin's lymphomas being B-cell lymphomas. It is the fifth-leading cause of cancer death in the United States and is the second fastest growing cancer in the United States in terms of mortality rate. This data was most recently presented at the Hematology/Oncology CME Circle, sponsored by the University of Washington School of Medicine in "Medscape"(3/30/01).

       There are many clinical sub-types of Non-Hodgkin's lymphoma, which include small lymphocytic, also known as CLL Mantel Cell Follicular Marginal Zone (MALT-type) diffuse large cell, B-cell primary media-stinal (thymic, B-cell) Burkets lymphoblastic, T-cell, peripheral T-cell and anaplastic large cell, T/MULL-CELL. Patients diagnosed with indolent or low-grade follicular Non-Hodgkin's lymphoma, as published in the Journal of the National Cancer Institute, have not experienced an improvement in the survival rate of patients with follicular (otherwise known as indolent) lymphoma over the last three decades.

       The median survival remains unchanged in these patients, even if the natural history of the disease has been altered by either alkylating agents or radiation therapy. That is, patients have a median survival rate of 7 to 10 years and there is no and has been no curative plateau whatsoever.

       TREATMENT OPTIONS The treatment options for this disease have included a "watch and wait" approach, a single-agent chemo-therapeutic approach, anthrocycline-containing combination chemotherapy, purine analogue containing chemotherapy, total nodal irradiation, autologous or allogenic transplantation and antibody therapy.

       Most recently, antibodies have gained their acceptance in the treatment of Non-Hodgkin's lymphoma and are often utilized as the primary treatment. These biologicals have slowly become the standard of care for this disease. Included in this group is Rituximab(TM), which is an antibody to the CD-20 receptor that exists on the surface of both normal and malignant B-cells.

       In data taken from the pivotal trial of Rituximab(TM), which included 151 evaluable patients from a total 166 intended to treat, there were 6 patients who displayed complete clinical responses and 42 patients who were in partial remission. In this pivotal licensing trial, published in the Journal of Clinical Oncology in 1998 by McLoughlin et al., the median time to onset of response was 50 days and the median duration of response was 11.6 months with a range of 1.9 to 36.7 months. The median time to progression of disease was 13.2 months. The drug was approved on the basis of this trial, which included a 48% response rate with only 6 complete responses in the 166 patients tested.

       In addition, a French paper presented in December 2000, at the annual meeting of the American Society of Hematology ("ASH"), involved 50 patients who were hand-picked, with low tumor burden and no symptoms including normal LDH (liver enzymes) and betal-2 micro-globulin. As a result, excellent results were published where a complete remission rate of 41% was noted with an overall response rate of almost 70%.

       Because Rituximab(TM) is a new therapy, dosing is still being worked out. A study by John Byrd evaluated the half-life of the drug and noted that it was variable among patients. This study had 33 evaluable patients who received Rituximab(TM) three times a week at costs ranging from $12,000 to $36,000, and Byrd demonstrated a complete response rate of 3%, an overall response rate of 45% which last a median of 10 months.

       In addition, radio-immuno-conjugates have been molecularly combined with Rituximab(TM) to produce a drug called Zevalin(TM). It was found that Zevalin(TM) had a higher overall response rate, which was 80% versus 56% observed with Rituximab(TM). The complete remission rate of Zevalin(TM) was 30% versus 16%, and there was no difference in the duration of responses.

       There have also been additional studies utilizing a drug entitled Bexxar(TM), which is another radio-immuno-conjugate that utilizes a slightly different radiological agent. In the original Phase I/II studies performed with Bexxar(TM), patients who entered had low-grade, transformal grade and intermediate grade lymphoma, and they were enrolled if they had relapsed after chemotherapy. The surprising result was a high response rate, which was 83% with almost a 50% complete response rate. Interestingly, in that trial the intermediate grade lymphoma was also responsive but no complete remissions were obtained. In another Bexxar(TM) clinical trial for patients with transformed low-grade Non-Hodgkin's lymphoma, the overall response rate was 53% with a complete response rate of 29% and the median duration of response in 11 months in the first group and 20 months in the second group.

       Another form of treatment that has been utilized is total body irradiation and radio-immuno-therapy with implants as well as stem cell transplantation. The main issue is the limited dose of radiolabeled anti-body that can be used in order to avoid serious bone marrow damage, which is a dose-limiting toxicity.

       BIOVEST'S ROLE; THE VACCINE APPROACH As stated earlier, there is no significant overall change in the treatment for this deadly, lethal disease, which historically has a 99% mortality rate. The NCI and Biovest use a therapeutic cancer vaccine model, which utilizes a specific marker that exists only on these cancerous cells. The cancerous cells are removed and a therapeutic monoclonal anti-body that reacts only with the specific cancer, creates a personalized cancer vaccine that can stimulate the patients' immune system to turn against and destroy this very cancer cell. Data from a Phase-II trial was initially published in Nature Medicine, with statistics that demonstrated nearly 90% of the patients had complete clinical responses 4 1/4 years after their vaccination. The vaccine demonstrated a 95% response rate, and both the B-cell and T-cell arm of the immune system were proved to be activated. These patients were initially placed on a chemotherapeutic protocol and those achieving remission were then vaccinated with a therapeutic anti-body, which was produced specifically for each patient. The results, as stated, were significant and highly encouraging. This in turn prompted a Phase-III licensing trial, which required the NCI to locate and identify a company capable of manufacturing a significant amount of patient-specific anti-body for the large number of patients that would be required in this nationwide trial.

       In June of 2000, the NCI awarded Biovest a contract for the production of the patient-specific vaccine for an FDA-approved Phase III clinical trial. On November 14, 2000, we were notified by the NCI that we were invited to negotiate a CRADA for the development of idiotype tumor vaccines for the treatment of B-cell lymphomas and in September 2001, we entered into a definitive CRADA with the NCI.

       Under the terms of the CRADA, we have certain financial and staffing obligations. We are required to make certain payments to the NCI including a payment of $530,000 each quarter for expenses incurred by the NCI and an initial payment of $100,000 for costs associated with the NCI's sponsorship. In consideration for our financial and staffing commitments, we are granted an exclusive option to negotiate with the NCI for a license to commercialize certain intellectual property resulting from the research conducted pursuant to the CRADA. There can be no assurance that research under the CRADA will be successful or, if it is successful, that we will be able to negotiate a license on favorable terms. In addition, we may not be able to derive any revenue from a license for a number of years, if at all.

       Biovest has a patented biological production process, which it is utilizing for the manufacture of these vaccines and many of the other involved processes are also proprietary to the Company. In addition, Biovest will maintain the exclusive commercialization and intellectual property rights for the material going forward in the trial.

       We are establishing satellite facilities in major universities to enable collection of lymph nodes from these patients, which is not especially invasive since the lymph node is initially required for the diagnosis. It is from this lymph node that the malignant B-cells are collected and from this the vaccine is manufactured.

       This trial is now ongoing in six locations, which include Duke University, Northwestern University, The University of South Florida - The Moffitt Cancer Center, The University of Pennsylvania, N.Y.U Medical Center and the NCI.

       The Company has been able to demonstrate an increase in the scalability and manufacturing of this vaccine, problems with which in the past have plagued this approach. We have been able to do this in a manner acceptable to the NCI, thus setting the stage for our selection for this process. Biovest along with its scientific team believes in the application of this technology and process to many other cancers and other diseases.

       COMMERCIALIZING THIS VACCINE The Company has evaluated the market in which it seeks to ultimately commercialize this drug and is considering a co-marketing arrangement. The crux of the marketing plan will be to direct information regarding the vaccine and the prescribing of the vaccine to the specific specialized physicians who are involved with and treat these types of patients, namely the hematological oncologists specializing in lymphoma.

       The cost of treatment of this disease is expensive. In the New York City metropolitan area it is estimated that the average treatment cost with current treatment methodology ranges between $300,000 and $500,000 per patient. Chemotherapeutic treatment programs typically cost approximately $90,000 per treatment cycle and very often multiple cycles are required. Bone marrow transplant, which very often is required in those patients who remain refractory to treatment can be in excess of $200,000. This of course does not include many other complications, which often afflict such patients.

       Biovest has plans to make the entire cost of treatment with our therapeutic vaccine less than the cost of chemotherapeutic regimen. It is important to note that Biovest's treatment approach does not replace chemotherapy. It works in conjunction with the chemotherapy.

       The current clinical trial is ongoing and requires a total accumulation of 563 patients; we are approximately at the 100-patient mark as of December 31, 2001.

       There are many risks and costs involved in clinical trials, and it should be noted that, in accordance with a statistic quoted from U.B.S. Warburg, just 60% of biological monoclonal anti-bodies in

Phase-III ultimately gain commercialization rights. We can make no assurances that we will be able to commercialize and license this vaccine.

       MARKET OVERVIEW As noted in Biospace News (May 11, 1999), outsourcing of bio-pharmaceutical manufacturing is increasing in popularity, and the market has now exceeded $1 billion in annual sales and approaches $2 billion. Our management has recognized the growth potential in the biologic cell production segment of the biotechnology market. The Jackson Laboratories study predicts that 50% of biological production will be dedicated to patient-specific medicine in the year 2020. These projections increase to nearly 100% by the year 2040. The present shortage of production capacity for biologics in general will increase as this market segment rapidly expands.

       We believe that our patented and proprietary technology is well suited to satisfy this need for production capacity and have positioned ourselves to benefit from the anticipated increase in demand. The release of the mapping of the human genome, stimulating further research and development of biologic drugs, will serve only to increase demand for production services.

       Non-Hodgkin's lymphoma is the most commonly occurring hematological cancer with 85% of all Non-Hodgkin's lymphomas B-cell lymphomas. It is the fifth-leading cause of cancer death in the United States and is the second-fastest growing cancer in the United States in terms of mortality rate. There are an estimated 500,000 persons afflicted with Non-Hodgkins lymphoma worldwide at any given time. As such, the potential market for our vaccine is significant, and the provision of a new and effective treatment method will make a significant impact on the market.

       Future growth in the biotechnology industry, and specifically in the contract cell production services market, is expected to be driven by biotechnology-based development in the pharmaceutical industry.
Biopharmaceuticals are tied to large scale production of mammalian cells.


FUTURE STRATEGY

       Our management has adopted a strategy which utilizes the strengths of the Predecessor Company and augments those historical strong points with a focus on the field of biologic therapeutic production.

       The strategy begins with a commitment to maintain and grow our core business of contract production and further the technology. We have expanded our technology and applied it to GMP production of clinical-grade material in the clean-room and GMP production space acquired in the Unisyn asset purchase. With the ability to design, manufacture and supply our own patented flowpaths and bioreactors for use in our contract production business, we are positioned to take advantage of the anticipated rise in demand for production services in the next five years. With the outlook in the biotech press predicting that production capability is lacking in the industry, we have taken steps to address this demand and to provide a strong and growing contract production capability.

       In light of the emerging trend within the biotechnology industry toward the development of patient-specific biologics for the treatment of many diseases, we see an opportunity to leverage our core competency in cell culture technology and biologic production to exploit the emerging trend toward outsourcing of production and to explore the promising field of patient-specific medicine. Utilizing our existing expertise in cell culture, contract production and instrument development, management seeks to apply these capabilities in the emerging patient-specific biologic market. All indicators point to many patient-specific protocols. We have already been successful in winning the production contract for the NCI-sponsored non-Hodgkins lymphoma vaccine, and we have finalized a definitive CRADA with the NCI to take that vaccine through Phase III trials. Our management believes that we can compete for a share of the contract production business in this emerging field, and for equity ownership of selected patient-specific drugs that show potential for commercial success.

       This drug and process ownership role is part of the final portion of our new strategy for success in the biotech market. Through participation in the NCCC and early-stage research we will explore opportunities in larger-scale biologic production. Our Scientific Advisory Committee will observe and evaluate emerging drugs and allow us to make informed decisions as to drugs with which we should seek to become more involved. Using our platform technologies and our innovative approach to the patient-specific biologic field, we plan to obtain proprietary ownership interests in selected biological drugs over the next several years to allow our Company to stay at the forefront in the production and commercialization of new biological drugs.


OUR CORE TECHNOLOGY

       Mammalian Cell Culture Technology. We have developed considerable expertise with in vitro (outside the living body) simulation of in vivo (in the living body) physiological environments for a wide variety of mammalian cells. Mammalian cells are very complicated and dynamic, with constantly changing needs. The human body has evolved very elaborate control mechanisms to maintain cells in their proper environment. We employ mechanical, electrical, biochemical, and software engineers in addition to cell culture scientists and other cell culture professionals who collaborate with outside medical professionals to simulate and automate these control mechanisms.

       Hollow-Fiber Technology. Hollow fibers are hair-like fibers with hollow centers, or alumen, made of plastic polymers. We use hollow fibers to simulate human capillaries. Thousands of these fibers are inserted in a cartridge to make a bioreactor for the growth and maintenance of mammalian cells. In the bioreactor, the cells are grown on the outside of the hollow fibers while nutrient media is delivered through the alumen of the fibers. The fiber walls have extremely small pores, allowing nutrients to pass from the alumen to the cells. All re-created products (biologicals) are continuously harvested from the bioreactor for an extended period of time (months).

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


OUR PRODUCTS AND SERVICES

       We applied our mammalian cell culture expertise and hollow-fiber and ceramic core technologies to contract cell culture production services for mammalian cell-derived products and to the design and development of a line of perfusion cell culture systems to facilitate the research and production of mammalian cells and cell-derived products.

       Cell Production Services - In addition to our instrument and services businesses, an integral part of our strategy is the business of providing contract production services to our customers who preferred to outsource the business rather than purchase hardware. This service allows the customer to realize the benefits of our proprietary perfusion technology without a large initial investment in hardware, people, facility and training. The benefit to us is that this business strategy allows access to smaller customers and to larger companies that prefer to outsource production.

       During 1991, our previous management began providing contract services for production of mammalian cell derived monoclonal antibodies for diagnostic applications in accordance with the FDA's cGMP guidelines. Currently, we produce whole cells, monoclonal antibodies and recombinant proteins for research, diagnostic and clinical therapeutic products.

       NCCC Production Services - In September 1990, the NIH awarded us a five year grant to establish and operate the NCCC at our facility in Minneapolis, Minnesota. Subsequently the NIH awarded two successive renewals of this grant to us, the latest of which continues the NCCC through the year 2005.

       Since establishment, the NCCC has provided services to research laboratories within major universities and non-profit research institutions in the United States, including Harvard Medical School, Scripps Research Institute, Dana Farber Institute, Yale Medical School, Stanford Medical School, University of California at Berkeley and the University of Chicago.

       The NCCC provides customized, large scale cell culture services to basic biomedical research investigators. More specifically, the NCCC provides academic scientists with subsidized access to professional cell culture services for large scale production of their individual cell lines. Services include specialized production of whole cells, conditioned media, and cell secreted protein, i.e. monoclonal antibodies or recombinant proteins. These services allow scientists to focus on discovery without the distraction of process development for large scale culture of unique cell lines.

       The NCCC continues to provide large scale cell culture services to basic research investigators throughout the United States. Since the first year of operation, the number of annual requests has increased by 10 fold, with over 700 cell shipments delivered in 2001. Growth rate of this facility steadily increases and as a result, NIH has recently encouraged the NCCC to begin providing these services to academic investigators world-wide. Growth is further evidenced by requests from over 125 new laboratories requesting cell culture support for the first time, each of the past four years. To date, the NCCC has received 847 cell lines from 986 individual laboratories. The vast majority of these laboratories are actively funded by the NIH to support current or cutting edge biomedical research in the United States.

       Production Cell Culture Systems - Our production cell culture systems are known by the acronym ACUSYST which stands for automated cell culture system. We added the CellPharm line of instruments as a result of the Unisyn asset purchase. We applied our mammalian cell culture expertise and hollow-fiber technologies to the design and development of a line of perfusion cell culture systems to facilitate the research and production of mammalian cells and cell-derived products and contract cell culture production services for mammalian cell-derived products.

       Consumables and Supplies - We offer consumable products required for use with our systems, including hollow fiber bioreactors, cultureware, tubing sets and other cell growth chambers. Because of the nature of cell culture, these products can normally be used only once for a culture period of weeks to several months. Typically, a cell culture system will utilize three to four sets of consumables each year. All cultureware is supplied pre-assembled and sterilized for convenient operation.


CUSTOMERS

       We market our products and services through internal and external resources to biopharmaceutical and biotech companies as well as to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of the federal government.

RESEARCH AND DEVELOPMENT

       We seek to be a leader in serving the outsourcing needs of the biotechnology market through further scale-up of our systems' production capabilities, developing or acquiring new, more cost effective cell culturing technologies and processes and broadening the uses of our cell culture technology. Research and development expenditures for fiscal year 2001 were $2,673,000, and $491,000 for the fiscal years ended September 30, 2001 and 2000. Research and development expenditures associated with the CRADA were $2,508,000 for fiscal year 2001 versus no CRADA expenses for fiscal 2000.


COMPETITION

       Our hollow fiber contract production services compete with the alternative manufacturing processes of stirred tank fermentors, transgenics (plants and animals), and ascites production in mice. Companies utilizing alternative production technologies compete with us in three differing segments of the market: commercial scale therapeutic cGMP, diagnostic and clinical phase therapeutics, and research non-GMP. The commercial scale production segment presents competition from companies such as Covance Inc., DSM Biologics, and Lonza Ltd, and is dominated by stirred tank fermentor technology. Companies such as BioReliance, Primedica, and Chiron Corp. represent the diagnostic and clinical phase therapeutic segment competition, while the research non-GMP market is spread out through numerous small organizations. These latter two segments represent the current focus of our manufacturing services.

       In the field of cancer vaccines, since our vaccine therapy program is an adjuvant of chemotherapy, rather than a competing therapy, we are not in competition with the big pharmaceutical companies which produce the various chemotherapy agents. To our knowledge, no other company has been able to show data comparable to that demonstrated by our FL vaccine. Nonetheless, there are many emerging technologies in the pharmaceutical business, including small molecule technology, and all of these emerging technologies pose potential competition as therapeutic agents. This makes time to market a crucial factor.

       We believe that our ability to compete is dependent in large part upon our ability to continually enhance and improve our manufacturing processes and technologies. In order to do so, we must effectively utilize and expand our research and development capabilities and, once developed, expeditiously convert new technology processes. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market contract manufacturing processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Factors such as cost, on-time delivery, flexibility, and technical expertise are important customer considerations in selecting contract-manufacturing services. Corporations and institutions with greater resources than us may, therefore, have a significant competitive advantage.


PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

       We have applied for and received patents on certain aspects of each of our hollow fiber bioreactor technology, instrumentation, cellular engineering technology, proprietary cell culturing methods and certain aspects of our cellular immunotherapy technology. Currently, we have approximately twenty (20) issued United States patents and their foreign counterparts. The expiration dates of our presently issued United States patents range from April 2002 to November 2017, and the expiration dates of our presently issued foreign patents range from April 2003 to August 2009.

       We consider our current patents to be of primary importance. To the extent possible, we also intend to seek patent protection for any new products or product enhancements that we develop or acquire. To date, no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents and there can be no assurance that our patents will not be circumvented or invalidated. In addition, companies which have or obtain patents relating to such products or processes could bring legal actions against us (and any entities that may license technology from us) claiming damages and seeking to enjoin us from producing or marketing such products and processes. Such proceedings could cause delays in our product and process market introductions or could prevent us from developing, producing or selling certain products. Insofar as we rely on agreements with employees and consultants, trade secrets and unpatented technology to maintain our competitive position, there can be no assurance that others may not independently develop similar technology or that trade secrets, confidentiality and non-disclosure agreements will not be breached. In addition, other private and public entities, including universities and the federal government, have filed for, or have been issued, patents which, if valid, may require us to obtain licenses. There can be no assurance that such licenses, if required, can be obtained on reasonable commercial terms.

       We consider all trademarks to be of primary importance to our business. We also hold the trademarks relating to Acusyst, CellPharm and the "Biolafitte" trade name in the United States.


GOVERNMENT REGULATION

       Food and Drug Administration. The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the "FD&C Act").

       Our cell culture systems used to produce cells for diagnostic uses are regulated under the FD&C Act as Class I medical devices. Medical devices are classified by the FDA into three classes (Class I, Class II and Class III) based upon the potential risk to the consumer posed by the medical device (Class I devices pose the least amount of risk, while Class III devices and "new" devices are presumed to inherently pose the greatest amount of risk). As Class I devices, our systems must be manufactured in accordance with GMP guidelines. Sales of such systems to customers using them to manufacture materials for clinical studies and licensure do not require prior FDA approval.

       The process of complying with FDA regulations and obtaining approvals from the FDA of applications to market biopharmaceutical products is costly, time consuming and subject to unanticipated delays. There is no assurance that our customers will be able to obtain FDA approval for bioproducts produced with our systems, and failure to receive such approvals may adversely affect the demand for our instruments.

       Under the FD&C Act, our customers must establish and validate Standard Operating Procedures ("SOPs") utilizing our cell culture technologies in their Drug Master Files. We provide assistance in operational, validation, calibration and preventive maintenance SOPs to customers, as needed, to support their product development and commercialization processes. For example, we will typically provide existing and prospective customers who are utilizing our contract production services or constructing production facilities based on our cell culture technologies with information to enable such customers to comply with the FDA's GMP requirements for facility layout and design. This information may be provided either in a drug/biologic Master File which we give permission to customers to cross reference in their submission to the FDA or provided to customers to include in their FDA submissions.

       We have established the capability, at our facilities, to provide contract production services of cell-secreted products in compliance with the FDA's GMP requirements for biodiagnostic products and with the somewhat more stringent GMP requirements for investigational biotherapeutic products. We filed a Type I Drug Master File with the FDA in December 1992 describing the procedures, equipment and facilities that we have in place to support the production of investigational biotherapeutic products for human clinical studies.

       In addition, our cell culture systems must comply with a variety of safety regulations to be sold in Europe including but not limited to the directives commonly referred to as "CE" (Communite' Europe).

       Environmental Protection Agency. The handling of potentially hazardous materials, wastes and chemicals is regulated by municipal, state and federal statutes. The EPA is concerned with disposal of materials such as cells and their secreted waste products and hazardous chemical waste. We are required to conform our procedures and processes to the standards set by the EPA, as well as by local pollution authorities; however, because the volume of biological waste products and hazardous chemical waste produced by us is quite small, the costs of complying with federal, state and local environmental laws has not historically been material to our operations.


INSURANCE

       We may be exposed to potential product liability claims by users of our products. We presently maintain product liability insurance coverage in connection with our systems and other products and services, including our contract production services in the amount of $1 million per occurrence up to $2 million per year and general liability coverage in the amount of $2 million per year. In addition, we maintain umbrella coverage in the amount of $3 million. Although we believe that our current level of coverage is adequate to protect our business from foreseeable product liability claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract production services. There can be no assurance, however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations.

       Our production services also expose us to an inherent risk of liability in the event the proteins or other substances manufactured by us, at the request and to the specifications of our customers, cause adverse effects. We believe, however, that customers that contract with us for the production of protein or other substances will be primarily responsible for any possible adverse effects resulting from the sale of their end products. Therefore, we obtain agreements from contract production customers indemnifying us from any potential liability resulting therefrom. There can be no assurance, however, that we will be successful in obtaining such agreements or that any indemnification agreements obtained will adequately protect us against potential claims relating to such contract production services.

       The terms and conditions of our sales and instruments include provisions which are intended to limit our liability for indirect, special, incidental or consequential damages.


EMPLOYEES

       As of September 30, 2001, we had 72 full-time employees, including 11 in research and product development, 21 in manufacturing and quality control, 21 in contract production services, 6 in marketing, sales and technical services and 13 in management, administrative or clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

       Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.


CAUTIONARY STATEMENTS

       You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price, if any, of our common stock could decline, and you may lose all or part of your investment.


WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR FURTHER LOSSES AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN

       The Predecessor Company incurred significant losses and cash flow deficits in each year since our reorganization in 1988 resulting in an accumulated deficit of $40,323,000 immediately preceding our reorganization as of July 30, 1999. Subsequent to the reorganization in 1999, we have accumulated a deficit of $7,913,000. We incurred a net loss of $197,000 for the two months ended September 30, 1999, a net loss of $1,884,000 for the fiscal year ended September 30, 2000 and a net loss of $5,832,000 for the fiscal year ended September 30, 2001. Although core operations are improving, we estimate operations will continue to show losses for the next few years, particularly with the anticipated expenses associated with the CRADA. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to the Company, if at all. The net losses incurred and the need for additional funding raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WE WILL NEED ADDITIONAL FINANCING

       We have incurred significant losses and cash flow deficits in previous years. During fiscal 2001 we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates.

       Our ability to continue our present operations and meet our obligations under the CRADA, is dependent upon our ability to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. We are currently in the process of exploring various financing alternatives to meet our cash needs, including additional short-term loans from our stockholders and the sale of equity securities; however, no assurance can be given that we would be able to obtain such additional funds on terms acceptable or favorable to us, if at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to perform under the CRADA.

BECAUSE OUR PRODUCT DEVELOPMENT EFFORTS DEPEND ON NEW TECHNOLOGIES, AND BECAUSE CERTAIN OF OUR PRODUCT CANDIDATES ARE IN AN EARLY STAGE OF DEVELOPMENT, THERE IS A HIGH RISK OF FAILURE

       We are pursuing novel and unproven technologies and products in both the therapeutic and diagnostic areas. To date, companies have developed and commercialized relatively few products based on patient-specific vaccines. Many of our product candidates are in early stages of development, and commercialization of these products involves the risks of failure inherent in developing products based on new technologies and, with respect to our perfusion technology business, the risks associated with drug development generally. These risks include the possibility that:

       o these technologies or all or any of the products based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals;
       o the products will be difficult to manufacture on a large scale or uneconomical to market;
       o proprietary rights of third parties will prevent us or our collaborators from marketing products;
       o   third parties will market superior or equivalent products; and
       o   the products will not attain market acceptance.

       Our products and product candidates fall into two categories: unregulated research products and regulated diagnostic and therapeutic products. Our regulated products, including all of our cell culture systems and services, must receive regulatory approval before being marketed and, in connection therewith, must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. In many cases, we will need to conduct significant additional research and pre-clinical testing and clinical trials before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. We cannot assure you that later stage results will be consistent with pre-clinical or earlier clinical results. Based on results at any stage of development, including later-stage clinical trials, we may decide to discontinue development of one or more products.


WE MIGHT BE UNABLE TO MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE

       Manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail.

       We or any of our contract manufacturers could encounter manufacturing difficulties relating to, among other things:

       o   the ability to scale up manufacturing capacity;
       o   production yields;
       o   quality control and assurance; or
       o   shortages of components or qualified personnel.

       Our manufacturing facilities and those of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulation, or QSR, requirements of the FDA. If we or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards, or other regulatory requirements, then the manufacture process could be suspended or terminated, which would harm us.


WE DEPEND ON SUPPLIERS FOR MATERIALS, WHICH COULD IMPAIR OUR ABILITY TO MANUFACTURE OUR PRODUCTS

       Outside vendors provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material would harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We might not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the components of our products, our operations could be disrupted.


BECAUSE CLINICAL TRIALS FOR OUR PRODUCTS WILL BE EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN, WE MUST INCUR SUBSTANTIAL EXPENSES THAT MIGHT NOT RESULT IN ANY VIABLE PRODUCTS

       Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any regulated products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will incur substantial expense for, and devote a significant amount of time to, pre-clinical testing and clinical trials.

       Historically, the results from pre-clinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections could be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

       Clinical trials conducted by us or by third parties on our behalf might not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approval for our products. Regulatory authorities might not permit us to undertake any additional clinical trials for our product candidates.

       Completion of clinical trials will take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials could be delayed by many factors, including:

       o inability to manufacture sufficient quantities of materials for use in clinical trials;
       o slower than expected rate of patient recruitment or variability in the number and types of patients in a study;
       o   inability to adequately follow patients after treatment;
       o   unforeseen safety issues or side effects;
       o   lack of efficacy during the clinical trials; or
       o   government or regulatory delays.


BECAUSE WE HAVE LIMITED EXPERIENCE IN DEVELOPING PRODUCTS, WE MIGHT BE UNSUCCESSFUL IN OUR EFFORTS TO DEVELOP PRODUCTS

       The extent to which we develop and commercialize patient-specific vaccines and cell culture systems and, in the future, other products to which we have retained commercial rights, will depend on our ability to:

       o   develop products internally;
       o   complete laboratory testing;
       o   obtain necessary regulatory approval;
       o   deploy sales and marketing resources effectively; and
       o enter into arrangements with third parties to provide these functions.

       Although we have started clinical trials with respect to potential products, we have limited experience with these activities and might not be successful in developing or commercializing these or other products.


COMPETING TECHNOLOGIES MAY ADVERSELY AFFECT US

       Biotechnology and perfusion technology have undergone, and are expected to continue to undergo, rapid and significant technological change. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our current products and products under development. We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

       o   health care companies;
       o   chemical and biotechnology companies;
       o   biopharmaceutical companies; and
       o   companies developing drug discovery technologies.

       The perfusion technology business is also intensely competitive and is in many areas dominated by large service providers. In many instances, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

       Our competitors might succeed in developing, marketing, or obtaining FDA approval for technologies, products, or services that are more effective or commercially attractive than those we offer or are developing, or that render our products or services obsolete. As these companies develop their technologies, they might develop proprietary positions, which might prevent us from successfully commercializing products. Also, we might not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

THE UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION AND OUR POTENTIAL INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES MAY ADVERSELY AFFECT US

       Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, as well as to operate without infringing, or, if necessary, to obtain rights to, the proprietary rights of others. Our pending patent applications might not result in the issuance of patents. Our patent applications might not have priority over others' applications and, even if issued, our patents might not offer protection against competitors with similar technologies. Any patents issued to us might be challenged, invalidated or circumvented and the rights created thereunder may not afford us a competitive advantage.

       Our commercial success also depends in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses we have obtained from third parties permitting us to incorporate technology into our products. It is possible that we might infringe these patents or other patents or proprietary rights of third parties. In the future we might receive notices claiming infringement from third parties. Any legal action against us or our collaborative partners claiming infringement and damages or seeking to enjoin commercial activities relating to our products and processes may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners might not prevail in an action, and any license required under a patent might not be made available on commercially acceptable terms, or at all.

       There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Potential future litigation could result in substantial costs and the diversion of management's efforts regardless of the merits or result of the litigation. Additionally, from time to time we are engaged in the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, or USPTO, and related administrative proceedings that can result in our patent position being limited or in substantial expense to us and significant diversion of effort by our technical and management personnel. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the United States, which could subject us to additional difficulties in protecting our intellectual property in those countries.

       We also rely on trade secrets, technical know-how and continuing inventions to develop and maintain our competitive position. Others might independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, and we may not be able to protect our rights to our trade secrets. We seek to protect our technology and patents, in part, by confidentiality agreements with our employees and contractors. Our employees might breach their existing proprietary information, inventions and dispute resolution agreements. Accordingly, these agreements may not protect our intellectual property, and our employees' breaches of those agreements could have a material adverse effect on us.


OUR OPERATING RESULTS MAY FLUCTUATE WIDELY BETWEEN REPORTING PERIODS

       Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and whether we introduce to the market new products or processes. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price, if any, of our securities.


OUR CONTRACT CELL PRODUCTION SERVICES ARE SUBJECT TO PRODUCT LIABILITY CLAIMS

       The contract production services for therapeutic products that we offer expose us to an inherent risk of liability as the proteins or other substances manufactured by us, at the request and to the specifications of our customers, could foreseeably cause adverse effects. We obtain agreements from our contract production customers indemnifying and defending us from any potential liability arising from such risk. There can be no assurance, however, that we will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect us against potential claims relating to such contract production services. We may also be exposed to potential product liability claims by users of our products. We may seek to increase our insurance coverage in the future in the event of any significant increases in our level of contract production services. There can be no assurance that we will be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which we might be exposed. A successful partially or completely uninsured claim against us would have a material adverse effect on our operations.


IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR EFFORTS WOULD BE HINDERED AND WE MIGHT BE UNABLE TO DEVELOP OUR OWN PRODUCTS OR PURSUE COLLABORATIONS

       Our success will depend on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and biopharmaceutical companies, as well as among other organizations and companies, academic institutions and government entities, for highly skilled scientific and management personnel is intense. There is no guarantee that we will be successful in retaining our existing personnel or advisors, or in attracting additional qualified employees. If we fail to acquire personnel or if we lose existing personnel, our business could be seriously interrupted.


WE DO NOT EXPECT TO PAY ANY DIVIDENDS

       We have not declared or paid cash dividends since our inception. We currently intend to retain all of our earnings to finance future growth and therefore do not expect to declare or pay cash dividends in the foreseeable future.


OUR TAX-LOSS CARRYFORWARDS ARE SUBJECT TO RESTRICTIONS

       At September 30, 2001, we had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $47,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carryforwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.


OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER

       The anti-takeover provisions in our certificate of incorporation and our bylaws could make it more difficult for a third party to acquire us without approval of our board of directors. These provisions could delay, discourage or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in a premium over the market price for the shares held by our stockholders.


WE ARE SUBJECT TO VARIOUS GOVERNMENT REGULATION

       The cell culture systems and services that we sell are subject to significant regulation by the FDA under the FD&C Act. Our cell culture bioprocessing systems are regulated as Class I medical devices and must be manufactured in accordance with the FDA's cGMP requirements. Our cell culture instruments must comply with a variety of safety regulations to be sold in Europe, including, but not limited, to CE. Our customers who use these cell culture bioprocessing systems must also comply with more extensive and rigorous FDA regulation. The process of complying with FDA regulations and obtaining approvals from the FDA is costly and time consuming. The process from investigational stage until approval to market can take a minimum of seven and up to as many as ten to twelve years currently and is subject to unanticipated delays. Furthermore, there is no assurance that our customers will be able to obtain FDA approval for bioproducts produced with their systems.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE COSTLY AND TIME CONSUMING

       Our manufacturing, clinical laboratory, and research and development processes involve the storage, use and disposal of hazardous substances, including hazardous chemicals and biological hazardous materials. Because we handle biohazardous waste with respect to our contract production services, we are required to conform our customers' procedures and processes to the standards set by the EPA, as well as those of local environmental protection authorities. Accordingly, we are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety and environmental management practices and procedures for handling and disposing of these hazardous materials are in accordance with good industry practice and comply with applicable laws, permits, licenses and regulations, the risk of accidental environmental or human contamination or injury from the release or exposure of hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, including environmental clean-up or decontamination costs, and any such liability could exceed the limits of, or fall outside the coverage of, our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental and public and workplace safety and health laws and regulations.


NO PUBLIC MARKET FOR OUR COMMON STOCK

       There is currently no public market for our common stock. We cannot be certain that an active trading market will develop or, if developed, sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

       In addition, if our common stock is quoted on the OTC Bulletin Board, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We are also subject to a Securities and Exchange Commission rule that, if we fail to meet certain criteria set forth in such rule, the rule imposes various sales practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell our securities and may affect the ability of our stockholders to buy and sell our securities in the secondary market. The Commission has adopted rules that define a "penny stock." In the event the common stock were subsequently to become characterized as a penny stock, broker-dealers dealing in our securities would be subject to the disclosure rules for transactions involving penny stocks. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the common stock and have a material adverse effect on the trading market for our securities.


THE MARKET PRICE OF OUR COMMON STOCK COULD BE AFFECTED BY SHARES ELIGIBLE FOR SALE AND SALES OF SHARES UNDERLYING OPTIONS AND WARRANTS.

       As of September 30, 2001, we had approximately 9.6 million shares of common stock outstanding. In September 2001 we filed a registration statement with Securities and Exchange Commission and in November 2001 the SEC declared the registration statement effective. The registration statement registered the resale by certain of our security holders of 9,379,693 shares of our common stock currently outstanding and 5,268,772 shares issuable upon exercise of options and warrants and upon conversion of certain convertible notes. The sale, or availability for sale, of substantial amounts of common stock in the public market could adversely affect the prevailing market price, if any, of our common stock.


THE PRICE OF OUR STOCK, IF EVER TRADED, MAY BE HIGHLY VOLATILE

       The market price for our common stock, if it is ever publicly traded, is likely to fluctuate along with the highly volatile market prices of securities of biotechnology companies. You may not be able to resell shares of our common stock following periods of volatility. In addition, you may not be able to resell shares at or above your purchase price.

       Our stock price will be affected by the following factors, many of which are outside of our control:

       o   actual or anticipated variations in quarterly operating results;
       o announcements of technological innovations or new products or services by us or our competitors;
       o   changes in financial estimates by securities analysts;
       o   conditions or trends in the biotechnology industry;
       o changes in the economic performance or market valuations of other biotechnology companies.


ITEM 2. DESCRIPTION OF PROPERTY

       We lease approximately 2,000 square feet of executive headquarters office space on the second floor of an office building in Englewood Cliffs, New Jersey. The lease expired on March 31, 2001 and has been renewed on a month-to-month basis. Rent expense was $42,000 for the year ended September 30, 2000 and $36,000 for the year ended September 30, 2001.

       In addition, we lease a two-story building of approximately 33,000 square feet in Minneapolis, Minnesota. This building contains laboratory, manufacturing, office and warehousing areas to support the production of perfusion cell culture systems and contract cell culture services. Total rent expense, for the Minneapolis, Minnesota facility for each of the years ended September 30, 2000 and September 30, 2001 was $242,000.

       We lease approximately 12,000 square feet of floor area of a 53,000 square foot building in Hopkinton, Massachusetts. This building provides space for office and non-GMP contract services. The lease expired on May 31, 2001, and rent expense was $33,000 for the period from May 25, 2000 through September 30, 2000 and $113,000 for the year ended September 30, 2001. We entered into an oral agreement to lease the premises on a month-to-month basis until the end of the calendar year at $12,500 per month. On January 3, 2002, we executed a one year lease at a rental of $15,253 per month.

       We lease approximately 7,000 square feet of floor are on the first floor of a building in San Diego, California. This facility provides space for office, clean room and light manufacturing. The lease expires on December 31, 2002. Rent expense was $24,000 for the period from May 25, 2000 through September 30, 2000, and $65,000 for the year ended September 30, 2001.

       We lease approximately 14,000 square feet on the first floor of a four-story building in a 93,000 square foot biotech park in Worcester, Massachusetts. This facility houses approximately 8,000 square feet for cGMP cell production, 1,000 square feet for administration, and an additional 4,000 square feet for future expansion. The lease expires on February 28, 2006. Rent expense was $130,000 for the period from May 25, 2000 through September 30, 2000, and $376,000 for the year ended September 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

       As of the date of this report, we are not a party to any legal proceedings that will have a material adverse effect on our operations or financial condition. However, from time to time we are a party to legal matters arising in the general conduct of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Pursuant to our Plan of Reorganization (the "Plan"), all equity securities of the Predecessor Company were canceled and 1,000,003 shares of new common stock were deemed issued, of which 520,000 shares (52%) were issued to Biovest LLC and 250,003 shares (25%) were issued to our unsecured creditors. Until March 15, 2000, the remaining 230,000 (23%) shares were being held in escrow to be released to Biovest LLC or the Schuster Group, our secured creditors, pursuant to an agreement, which was incorporated into the Plan. Biovest LLC was successful in paying and obtaining the release of direct claims and indirect guarantee claims of the Schuster Group in the approximate amount of $2,300,000, and the escrowed shares were issued to Biovest LLC. See Note 8 in the Notes to our Financial Statements.

       In addition, pursuant to our reorganization, an additional 26,836 shares of our new common stock were issued to employees and former officers of the Predecessor Company.

       As of September 30, 2001, there were 469 stockholders of record.

       The Board approved the grant of 140,000 stock options to an outside advisor for services rendered at the market price at the time our stockholders approved our 2000 Stock Option Plan. Compensation expense for services rendered was recognized in the amount of $64,000 based upon the estimated fair value of the options.

       During the year ended September 30, 2001, we issued 123,000 shares of common stock as compensation to several employees and 30,000 shares to pay for services rendered by an outside consultant. The shares were valued at $1.25 per share, which resulted in approximately $154,000 and $38,000 of expense.

       On June 6, 2001, our Board of Directors approved the granting of 688,100 options to employees, 607,500 options to non-employees and 1,200,000 options to two officers of the Company. All options are priced at $1.25 per share except those granted to two of our officers which are priced at $1.375 per share. All options are exercisable over 10 years with vesting for the options to non-employees at one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. Options granted to employees and officers vest one-third each year beginning on the first anniversary date of the grant and for each of the next two years thereafter. Compensation expense for services rendered for the 607,500 options granted to non-employees was recognized in the amount of $523,000 based upon the estimated fair value of the options at that date.

       In August 2001, our Board of Directors approved issuing 10,000 options to an employee at $3.00 per share and 10,000 options to a consultant at $3.00 per share. All options are exercisable over 10 years with vesting for the options to non-employees at one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. Options granted to employees and officers vest one-third each year beginning on the first anniversary date of the grant and for each of the next two years thereafter.

       During 2001, the Company sold 170,000 units at $3.00 per unit, consisting of 170,000 shares of the Company's common stock and 510,000 warrants for $510,000. The warrants have an exercise price of $5.00 per share, are exercisable immediately and have a term of ten years.

       In September 2001, we issued 196,281 shares of common stock to Biovest LLC in exchange for discharging our obligation to Biovest LLC in the amount of $245,000. In addition, in September 2001 we issued 4,672,749 shares of common stock to Biovests Corp. in return for an equal number of shares held by Biovests Corp. as part of an Agreement and Plan of Reorganization in connection with the liquidation of Biovests Corp.

       During October 2001 the Company granted 100,000 stock options to an outside director for consulting services rendered during fiscal 2001. The options have an exercise price of $1.50 per share and have a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of grant. Compensation expense for services rendered was recognized in the amount of $82,000 for the year ended September 30, 2001 based upon the estimated fair value of the options. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 3.94 %; expected volatility of 84%; and expected life of five years.

       We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results and other factors as the board of directors, in its discretion, deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


OVERVIEW

       On July 31, 1999, we emerged from Chapter 11 Bankruptcy Reorganization with new management, officers and directors.

       As of July 31, 1999, we adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

       Fresh-start reporting resulted in material changes to our balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business. In accordance with fresh-start reporting, the gain on discharge of debt resulting from the reorganization proceedings was reflected in the financial statements of the Predecessor Company for the ten months ended July 30, 1999. In addition, the accumulated deficit of the Predecessor Company was eliminated and at July 31, 1999, the Reorganized Company's financial statements reflected no beginning retained earnings or deficit. In addition, our capital structure was recast in conformity with the Plan.

       In September 2001 we successfully entered into the CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to the NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

       Our ability to continue our present operations and meet our obligations under the CRADA is dependent upon our ability to obtain significant additional funding. We are currently in the process of exploring various financing alternatives to meet our cash needs, including additional short-term loans from shareholders and others and the sale of equity securities. Our management believes we will be able to raise the necessary funds to continue operations in the near term.

       There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to the Company, if at all. In addition we have incurred significant net losses. The net losses we have incurred and the need for additional funding raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RESULTS OF OPERATIONS

       We have included in our financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The Unisyn acquisition was recorded under the purchase method of accounting. Accordingly, the results of operations related to Unisyn since May 25, 2000, the effective date, have been included in our statement of operations.

       REVENUES. Sales for the fiscal year ended September 30, 2001 were 72% higher than fiscal year 2000. Contract cell culture sales increased by approximately 89%. Unisyn cell culture revenues, included only for the period May 25, 2000 to September 30, 2000, amounted to $1,287,000 or 22% of total fiscal year 2000 sales and 38% of contract cell culture sales. Unisyn cell culture revenues for the full fiscal year ended September 30, 2001 amounted to $4,814,000 or 48% of total sales and 75% of contract cell culture sales.

       GROSS MARGIN. The overall gross margin for the fiscal year ended September 30, 2001 decreased to approximately 27% from 32%, due to unfavorable changes in product mix and lower than planned Unisyn margins in contract cell production and inventory adjustments.

       OPERATING EXPENSES. Research and development expenses for fiscal year 2001 compared to fiscal year 2000 increased 444% primarily due to continued increased spending for the CRADA. CRADA expenses for fiscal year ended September 30, 2001 amounted to $2,508,000 or 94% of the increase from the prior fiscal year; there were no CRADA expenses in fiscal 2000. Research and development expenses, associated primarily with the CRADA, could nearly double in the current fiscal year, if our plan is realized. Marketing, general and administrative expenses during the fiscal year ended September 30, 2001 increased by $2,496,000 or 79% over fiscal year 2000 primarily due to increased professional services, from $414,000 in fiscal 2000 to $945,000 in fiscal 2001, increased consulting fees, from $259,000 in fiscal 2000 to $1,259,000 in fiscal 2001 and increased salaries, from $287,000 in fiscal 2000 to $1,065,000 in fiscal 2001.

       OTHER EXPENSE, NET. Other expense, net consists predominantly of $120,000 related to the amortization of warrants issued in connection with affiliate debt financing. Total interest related to affiliate debt was $165,000; there was no such expense in fiscal 2000. The remaining interest expense relates to the Company's long-term debt which was assumed pursuant to our reorganization; the long-term debt was $478,000 at September 30, 2001 of which $139,000 was current. As of September 30, 2000 this long-term debt was $614,000 of which $129,000 was current.


LIQUIDITY AND CAPITAL RESOURCES

       On September 30, 2001, we had a deficit in working capital of $126,000 compared to $3,945,000 of working capital at September 30, 2000. During the year ended September 30, 2001 we used $2,070,000 in cash in operating activities, due to net losses we incurred.

       During the years ended September 30, 2001 and September 30, 2000, we utilized $400,000 and $257,000 of cash for capital expenditures.

       We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2001 and 2000 we incurred losses of $5,832,000 and $1,884,000. During fiscal year 2001 and 2000, we used $2,070,000 and $2,216,000 of cash flow for operations. During fiscal 2001 we met our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

       During the year ended September 30, 2001, seven individuals each loaned the Company $100,000. The notes were payable at any time on or before September 1, 2001 at our option, with interest at 10% per annum. In connection with the issuance of the debt, we issued 25,000 warrants with an exercise price of $2.50 per share and 25,000 warrants with an exercise price of $5.00 per share to each of the creditors. The warrants are exercisable immediately and have a term of five years. In September 2001, four of these seven loans were renewed with new loans bearing interest at 10% due on September 1, 2002 and convertible into shares of common stock at $3.00 per share at the holder's option. In connection with the renewals, we issued each party warrants to purchase 25,000 shares of common stock with an exercise price of $5.00 per share, exercisable from September 1, 2001 through September 30, 2006.

       In August 2001, a shareholder loaned the Company $1,000,000 due on August 19, 2002, with interest at 7.5% per annum. This loan is also convertible, at the holder's option, into shares of common stock at $3.00 per share if we wish to pay amounts under the loan before August 19, 2002. In connection with the issuance of the debt, we issued 100,000 warrants with an exercise price of $5.00 per share and 100,000 warrants with an exercise price of $10.00 per share, exercisable on or before August 1, 2006.

       During 2001, the Company sold 170,000 units at $3.00 per unit, consisting of 170,000 shares of the Company's common stock and 510,000 warrants for $510,000. The warrants have an exercise price of $5.00 per share, are exercisable immediately and have a term of ten years.

       In September 2001, we successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

       Our ability to continue our present operations and meet our obligations under the CRADA, is dependent upon our ability to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. Management is currently in the process of exploring various financing alternatives to meet our cash needs, including additional short-term loans from our shareholders and others and the sale of equity securities. We believe that we will be able to raise the necessary funds to continue operations in the near term.

       There is no assurance that the additional funds, which are required, can be obtained on terms acceptable or favorable to us, if at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to perform under the CRADA.


FLUCTUATIONS IN OPERATING RESULTS

       Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of orders and the introduction of new products or processes by us. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.


IMPACT OF FOREIGN SALES

       A significant amount of our operating revenue has been and is expected to continue to be derived from export sales. Our export sales were 41% of total revenue for fiscal year ended September 30, 2001 and 30% for the year ended September 30, 2000. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

TAX LOSS CARRYFORWARDS

       At September 30, 2001, we had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $47,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a substantial portion of these carryforwards are subject to significant restrictions with respect to our ability to use these amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.


ITEM 7. FINANCIAL STATEMENTS

       Financial Statements: See "Index to Financial Statements" on Page F-1 immediately following the signature page of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

       The following individuals are our directors and executive officers:

          Name                    Age                     Position
Dr. Christopher Kyriakides        40         Chairman of the Board, Chief Executive
                                             Officer and Director

Othon Mourkakos                   43         President, Chief Operating Officer and
                                             Secretary and Director

David DeFouw, Ph.D.               56         Director

Mark Hirschel, Ph.D.              49         Chief Scientific Officer

Thomas F. Belleau                 58         Chief Financial Officer

       We plan to add two outside directors to the Board during 2002. Such directors will comprise the Compensation Committee and Audit Committee.

       The following provides some biographical information regarding our directors, officers, key employees and affiliates:

       DR. CHRISTOPHER KYRIAKIDES has been our Chairman of the Board since July 31, 1999 and our Chief Executive Officer since September 20, 1999. He has also been Chief Executive Officer and Chairman of the Board of Biovest, LLC since its inception in January 1999. For the last six years, Dr. Kyriakides has also served as President and Medical Director of Sports Medicine and Orthopedic Rehabilitation, P.C., a private enterprise of which he is a founder.

       OTHON MOURKAKOS has been a director of our company since July 31, 1999 and has served as our President and Chief Operating Officer since September 20, 1999 and Chief Financial Officer from September 20, 1999 to June 2000. Since August 1993, he has served as President of Health East Medical Management of New York.

       DAVID DEFOUW, PH.D. has been a director of our company since July 31, 1999 and Chief Scientific Officer from September 1999 until August 2001. Since 1992, Dr. DeFouw has served as the Vice Chairman and Professor of Anatomy, Cell Biology and Injury Sciences at the University of Medicine & Dentistry of New Jersey.

       MARK HIRSCHEL, PH.D. has been Chief Scientific Officer since September 2001. From August 1999 until September 2001, he was our Senior Vice President. Dr. Hirschel has served as the Principal Investigator of the National Cell Culture Center and is a recognized leader in cell culture production. Dr. Hirschel has authored numerous scientific publications and has received several grants and served on several NIH committees. Dr. Hirschel holds a BA in biology from Southwest State University (MN), an MS in Animal Physiology, and a Ph.D. in Reproductive Physiology from the University of Minnesota.

       THOMAS F. BELLEAU has been our Chief Financial Officer since June of 2000. He has over 30 years experience in the field of finance and holds a BA in Economics from Notre Dame University and an MBA in Finance from New York University's Stern School of Business. He has earned a CPA designation. For the last six years he has worked as a consultant to companies primarily in the biotechnology field, orchestrating significant financial turnarounds through company restructuring and improving efficiency of operations.

       Our board of directors is divided into three classes such that the directors of each class serves a three-year term, and the term of one class expires each year such that only one class of directors stands for election each year. Accordingly, at each annual meeting directors of the class whose terms expire at such annual meeting will be elected to hold office until the third annual meeting following the annual meeting at which they were elected and until their respective successors have been duly elected and qualified. Thus, stockholders elect only one-third of the directors at each Annual Meeting of Stockholders. Each director who is not an officer of our company or an officer or director of an affiliate of our company is paid $1,000 for each Board of Directors meeting that he or she attends.

       Officers are appointed by the Board of Directors and serve at the discretion of the Board.

       Our bylaws provide for us to indemnify our directors and officers to the extent permitted by law, with respect to actions taken by them on our behalf. Because of the prohibitive cost of acquiring directors' and officers' liability insurance and our recent reorganization, we have not purchased such insurance.


SCIENTIFIC ADVISORY BOARD

       We established a Scientific Advisory Board to assist in the management of the NCCC. The Scientific Advisory Board is an overseeing body that reviews and prioritizes NCCC project applications based on their scientific merit and meets annually with the NIH Program Administrator to review the progress and plans of the NCCC. The members of the Scientific Advisory Board are as follows:

David DeFouw, Ph.D.
(Chairman), Director, Professor
University of Medicine and Dentistry of
New Jersey.

Mark Hirschel, Ph.D.
Chief Scientific Officer
Biovest International, Inc.

Robert Pfeffer, MD.
Clinical Asst. Professor
New York University Medical Center

Michael Gramer, Ph.D.
New Product Development Manager
Biovest International, Inc.

       We are seeking to establish an independent Scientific Advisory Board whose members will be defined and identified as the personalized vaccine aspects of our business further evolves.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own 10% or more of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish the Company with copies of all
Section 16(a) forms they file. The Company is required to identify any person subject to this requirement who failed to file any such report on a timely basis. Based on the Company's review of the reports it has received, the Company believes all filings required to made under Section 16(a) during fiscal year 2001 were made on a timely basis, except as follows. Dr. Mark Hirschel, our Chief Scientific Officer filed a late Form 3; Dr. Christopher Kyriakides, a Director and our Chief Executive Officer, filed a late Form 5 reporting three late transactions, Mr. Othon Mourkakos, a Director and our President, filed a late Form 5 reporting three late transactions, Dr. David DeFouw, a director filed a late Form 5 reporting one late transaction and Mr. Thomas F. Belleau, our Chief Financial Officer filed a late Form 5 reporting three late transactions.


ITEM 10. EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid or accrued by us for services rendered to the Company by each person who served as the Chief Executive Officer during fiscal year 2001 and each other employee whose total salary and bonus exceeded $100,000 during fiscal year 2001, as well as the aggregate compensation for such persons during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                   Compensation
                                                                                       Awards
                                                        Annual Compensation           Shares
             Name and                  Fiscal           -------------------         Underlying     All Other
        Principal Position              Year          Salary ($)    Bonus ($)         Options     Compensation
Dr. Christopher Kyriakides
 Chairman of the Board of Directors     2001         $305,000(3)       ___
 and Chief Executive Officer (1)        2000          $80,000(2)   $110,000(4)          ___            ___

Othon Mourkakos
 President, Secretary and               2001         $305,000(3)       ___
 Chief Operating Officer (5)            2000          $80,000(2)   $110,000(4)          ___            ___

Thomas F. Belleau                       2001         $120,000       $50,000(6)          ___            ___
 Chief Financial Officer
-------------

(1) Dr. Kyriakides was appointed Chairman of the Board on July 31, 1999 and was appointed Chief Executive Officer of our company on September 20, 1999.

(2) Includes $40,000 of accrued but unpaid salary payable for services rendered to us and 32,000 shares of common stock valued at $1.25 per share for an aggregate value of $40,000.

(3) Includes $265,000 accrued but unpaid salary for services rendered to us for fiscal 2001 and $40,000 accrued but unpaid salary for services rendered to us for fiscal 2000.

(4) Consists of 87,999 shares of common stock valued at $1.25 per share for an aggregate value of $110,000, which were paid as a bonus.

(5) On September 20, 1999, Mr. Mourkakos was appointed as our President and Chief Operating Officer.

(6) Consists of 40,000 shares of common stock valued at $1.25 per share for an aggregate value of $50,000, which were paid as a bonus.


EMPLOYMENT AGREEMENTS

       As of September 30, 2001, we had not entered into written employment agreements with any of our employees, officers or directors.


OPTION RIGHTS

       OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

       The following tables set forth information concerning the grant of stock options during fiscal year 2001 to each of the persons described in the Summary Compensation Table and the number and value of unexercised options held by them at the fiscal year-end.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realizable
                                  Number of       Percent of       Exercise                              Value
                                  Securities    Total Options/     or Base                      At Assumed Annual Rates
                                  Underlying     SARs Granted       Price                            of Stock Price
                                 Options/SARs    To Employees                                         Appreciation
                                                                                                  for Option Term (3)
             Name                  Granted      In Fiscal Year     ($/Sh)     Expiration Date     5% ($)       10%($)
             ----                  -------      --------------     ------     ---------------     ------       ------
Dr. Christopher Kyriakides (1)     600,000           31.6           1.375     June 6, 2011           -            -
Othon Mourkakos (1)                600,000           31.6           1.375     June 6, 2011           -            -
Thomas F. Belleau (2)              100,000            5.3           1.25      June 6, 2011           -            -
-------------

(1) On June 6, 2001, the Board of Directors granted to such person options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $1.375 per share. Options to purchase 200,000 shares are exercisable at any time on and after June 6, 2002, options to purchase 200,000 shares are exercisable on and after June 6, 2003 and options to purchase 200,000 shares are exercisable on and after June 6, 2004. The foregoing options expire on June 6, 2011.

(2) On June 6, 2001, the Board of Directors granted to such person options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.25 per share. Options to purchase 33,334 shares are exercisable at any time on and after June 6, 2002, options to purchase 33,333 shares are exercisable on and after June 6, 2003 and options to purchase 33,333 shares are exercisable on and after June 6, 2004. The foregoing options expire on June 6, 2011.

(3) Our common stock is not publicly traded and there is no public market for such common stock.

               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

                                                                                              Potential Realizable Value
                                                                                                At Assumed Annual Rates
                                                                  Number of Unexercised       of Stock Price Appreciation
                                                                  Option/SARs at FY-End           for Option Term (1)
                              SHARES ACQUIRED      VALUE          ---------------------      ----------------------------
            Name                ON EXERCISE     REALIZED ($)   Exercisable   Unexercisable   Exercisable    Unexercisable
            ----                -----------     ------------   -----------   -------------   -----------    -------------
Dr. Christopher Kyriakides          --               --         1,000,000       600,000          --              --
Othon Mourkakos                     --               --         1,000,000       600,000          --              --
Thomas F. Belleau                   --               --             --          100,000          --              --
-------------

(1) Our common stock is not publicly traded and there is no public market for such common stock.


DIRECTOR COMPENSATION

       Directors who also are employees of our company do not receive any cash compensation for their services as members of the board of directors, although they are reimbursed for certain expenses incurred in connection with attendance at board and committee meetings. Directors who are not employees of our company or any of our affiliates are paid $1,000 for each meeting of the Board of Directors attended.


BOARD COMMITTEES

       The Board of Directors intends to establish an Audit Committee and a Compensation Committee. The Board of Directors currently administers our 2000 Stock Option Plan. The Board of Directors currently reviews the work and reports of our independent accountants and our internal accounting procedures.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth the number and percentage of shares of common stock owned as of September 30, 2001 by (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person's name, except as otherwise indicated.

NAME AND ADDRESS OF                       AGGREGATE NUMBER OF SHARES            PERCENTAGE OF SHARES
BENEFICIAL OWNER (1)                      BENEFICIALLY OWNED (2)                BENEFICIALLY OWNED (3)
Dr. Christopher Kyriakides                       1,860,882(4)                           17.5%

Othon Mourkakos                                  1,469,999(4)                           13.8

David DeFouw, Ph.D.                                330,965(5)                            3.3

Mark Hirschel, Ph.D                                 50,663                                *

Thomas F. Belleau                                   40,000                                *

Bridge Partners III, LLC                           820,000(6)                            8.0
120 East 34th Street, Suite 14D
New York, NY  10016

Peter J. Pappas                                  1,213,333(7)                           11.4
135 West 18th Street (2nd Fl)
New York, NY  10011

Warburton Group, LLC                               732,267                               7.6
25 Mansard Court
Wayne, NJ  07474

John Bailey                                        804,415(8)                            8.4
25 Mansard Court
Wayne, NJ  07474

All directors and executive officers             3,752,509(9)                           31.5
as a group (5 persons)

-------------

*        Less than one percent.

(1) Unless otherwise indicated, the address of each person listed is 540 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants and options and the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants, and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date of this filing have been exercised or converted. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3) Calculated on the basis of 9,619,696 shares of common stock outstanding as of September 30, 2001.

(4) Includes 1,000,000 shares of common stock issuable upon the exercise of an option, at an exercise price of $1.50 per share.

(5) Includes 200,000 shares of common stock issuable upon the exercise of an option, at an exercise price of $1.50 per share, 33,333 shares of common stock issuable upon conversion of a loan to us, 25,000 shares of common stock issuable upon exercise of warrants at $2.50 per share and 50,000 shares of common stock issuable upon exercise of warrants at $5.00 per share. The warrants expire on March 1, 2006 and September 30, 2006.

(6) Includes 570,000 shares of common stock issuable upon exercise of a warrant, of which 320,000 shares of common stock are exercisable at a price of $1.25 per share and 250,000 shares of common stock are exercisable at a price of $2.00 per share. The warrant expires on January 5, 2006.

(7) Includes 510,000 shares of common stock issuable upon the exercise of a warrant, which are exercisable at a price of $5.00 per share and the warrant expires in June 2011. Includes 333,333 shares of common stock issuable upon conversion of a loan to us, 100,000 shares of common stock issuable upon exercise of warrants at $5.00 per share and 100,000 shares of common stock issuable upon exercise of warrants at $10.00 per share. All the warrants expire on August 1, 2006.

(8) Includes 2,500 shares of common stock issuable upon exercise of an option at an exercise price of $1.25 per share. Mr. Bailey is the sole member of Warburton Group, LLC and is deemed to beneficially own all shares of common stock held by Warburton Group, LLC.

(9) Includes 2,200,000 shares of common stock issuable upon the exercise of options, at an exercise price of $1.50 per share, 33,333 shares of common stock issuable upon conversion of a loan to us, 25,000 shares of common stock issuable upon exercise of warrants at $2.50 per share and 50,000 shares of common stock issuable upon exercise of warrants at $5.00 per share. The warrants expire on March 1, 2006 and September 30, 2006.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Several transactions described in this section involve inherent conflicts of interest because they were with an officer, director, significant stockholder, promoter or other person with a material business or professional relationship with us.

       Pursuant to our reorganization effective July 31, 1999, 520,000 shares (approximately 52% of our new common stock issued at that time) were issued to Biovest LLC, whose President is also our President and whose Chief Executive Officer is also our Chairman of the Board and Chief Executive Officer. Also pursuant to the reorganization, upon the occurrence of certain events, effective March 15, 2000, 1,434,401 additional shares were issued to Biovest LLC pursuant to our company's Plan of Reorganization, including 230,000 shares which were held in escrow since July 31, 1999.

       During 1999, Biovest LLC purchased the debt held by our secured lender in the amount of approximately $676,000 and made advances to us in the amount of $185,000. During 2000, Biovest LLC made working capital advances to us in the amount of $255,000 of which $150,000 were repaid by us. In addition, Biovest LLC paid some of our general and administrative expenses, our expenses in connection with our private placement offering, and deferred acquisition costs and other expenses on our behalf in the aggregate amount of approximately $377,000. During 2000, Biovest LLC paid down our debt in the approximate aggregate amount of $1,745,000 and $48,000 was applied to accrued interest on such debt. During 2000, Biovest LLC received 2,508,952 shares of our common stock in exchange for cancellation of $3,136,000 in liabilities payable by us to Biovest LLC

       During fiscal year 2000, Biovest LLC made working capital advances to us in the amount of $105,000.

       In September 2001, we issued 196,281 shares of common stock to Biovest LLC in exchange for discharging our obligation to Biovest LLC in the amount of $245,000.

       In August 2001, Biovest LLC transferred all of its shares of our common stock to Biovest Corp., a New York corporation, and in September 2001, Biovest Corp. reincorporated in Delaware under the name Biovests Corp., sold all of its assets consisting of 4,672,749 shares of common stock to us and we issued an equal number of shares of common stock to Biovests Corp., which then liquidated all of its assets by distributing the shares to its shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits

Exhibit
Number        Description
------        -----------
  3.1         Certificate of Incorporation of the Company (1)

  3.2         Bylaws of the Company (1)

 10.1         Asset Purchase Agreement between the Company and Unisyn
              Technologies, Inc. (2)

 10.2         Settlement Agreement between the Company and Hambrecht & Quist
              Guaranty Finance, LLC (2)

 10.3         Settlement Agreement between the Company and Latham & Watkins (2)

 10.4         Agreement between the Company and Bridge Partners III, LLC (3)

 10.5         Biovest International, Inc. 2000 Stock Option Plan. (4)

 21.1 Subsidiaries - LSL Biolafitte, a corporation organized under the laws of France

 24.1         Power of Attorney (contained on the signature page to this Annual
              Report)

-----------------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001, which was filed on August 20, 2001.

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2000.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.



                           ---------------------------


       Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        BIOVEST INTERNATIONAL, Inc.

Date: January 14, 2002

                                        By:   /s/ Dr. Christopher Kyriakides
                                            -----------------------------------
                                            Dr. Christopher Kyriakides
                                            Chief Executive Officer and Director


                                        By:   /s/ Thomas F. Belleau
                                            -------------------------
                                            Thomas F. Belleau
                                            Chief Financial Officer
                                            Principal Financial and Accounting
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

Each person whose signature appears below constitutes and appoints Dr. Christopher Kyriakides and Othon Mourkakos as his/her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution for such person and in his/her name, place and stead, in any and all capacities, to sign any or all amendments to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2001 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

              Signature                                       Title                                   Date
              ---------                                       -----                                   ----
  /s/ Dr. Christopher Kyriakides            Chief Executive Officer (Principal Executive
-------------------------------------       Officer) and Director                                   01/14/02
Dr. Christopher Kyriakides                                                                          --------


  /s/ Othon Mourkakos                       President, Secretary and Director                       01/14/02
-------------------------------------                                                               --------
Othon Mourkakos


  /s/ Dr. David DeFouw                      Director                                                01/14/02
-------------------------------------                                                               --------
Dr. David DeFouw

                          INDEX TO FINANCIAL STATEMENTS

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

                                                                                              Page
                                                                                              ----
Report of Independent Certified Public Accountants............................................ F-2

Balance Sheet as of September 30, 2001........................................................ F-3

Statements of Operations for the years ended September 30, 2001 and 2000...................... F-4

Statements of Cash Flows for the years ended September 30, 2001 and 2000...................... F-5

Statements of Shareholders' Equity for the years ended September 30, 2001 and 2000............ F-6

Notes to Financial Statements................................................................. F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Biovest International, Inc.

       We have audited the accompanying balance sheet of Biovest International, Inc. (the Company, formerly Cellex Biosciences, Inc.) as of September 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has used cash in operating activities during the years ended September 30, 2001 and 2000, and has a deficit in working capital at September 30, 2001. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  GRANT THORNTON LLP

Minneapolis, Minnesota
December 3, 2001 (except for Note 13,
                    as to which the date is December 19, 2001)

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                                  BALANCE SHEET

                                                                                             September 30,
                                          ASSETS                                                 2001
                                                                                             ------------
Current assets
   Cash.................................................................................     $         -
   Accounts receivable, net of $203,000 allowance for doubtful accounts.................       1,591,000
   Costs and estimated earnings in excess of billings on uncompleted contracts..........         588,000
   Inventories..........................................................................       1,980,000
   Other................................................................................         480,000
                                                                                             -----------
         Total current assets...........................................................       4,639,000
Property, plant and equipment, net......................................................       1,014,000
Other assets
   Inventories..........................................................................          66,000
   Patents and trademarks, net..........................................................         879,000
   Other................................................................................          21,000
   Reorganization value in excess of amounts allocable to identifiable assets, net......       2,258,000
                                                                                             -----------
                                                                                             $ 8,877,000
                                                                                             ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable........................................................................      $1,466,000
   Current portion of long-term debt....................................................         139,000
   Accounts payable.....................................................................       1,475,000
   Customer deposits....................................................................          46,000
   Accrued liabilities:
      Compensation and related taxes....................................................       1,095,000
      Other.............................................................................         427,000
   Billings in excess of costs and estimated earnings on uncompleted contracts..........         117,000
                                                                                             -----------
         Total current liabilities......................................................       4,765,000
Long-term debt..........................................................................         339,000
                                                                                             -----------
         Total liabilities..............................................................       5,104,000
Commitments and contingencies                                                                          -
Shareholders' equity
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and
     outstanding........................................................................               -
   Common stock, $.01 par value, 50,000,000 shares authorized; 9,619,696 shares issued
     and outstanding....................................................................          96,000
   Additional paid-in capital...........................................................      11,840,000
   Accumulated deficit (accumulated since July 31, 1999, the effective date of the
     Company's Amended Plan of Reorganization)..........................................      (7,913,000)
   Stock subscription receivable........................................................        (250,000)
                                                                                             -----------
         Total shareholders' equity.....................................................       3,773,000
                                                                                             -----------
                                                                                             $ 8,877,000
                                                                                             ===========


The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                            STATEMENTS OF OPERATIONS


                                                                 Year ended September 30,
                                                            --------------------------------
                                                                 2001               2000
                                                            ------------        ------------
Revenues
   Contract production services....................         $  6,424,000        $  3,396,000
   Consumable sales.................................           1,777,000           1,461,000
   System sales.....................................           1,430,000             812,000
   Other............................................             465,000             194,000
                                                            ------------        ------------
         Total revenues.............................          10,096,000           5,863,000
Operating costs and expenses
   Cost of sales....................................           7,384,000           3,970,000
   Research and development.........................           2,673,000             491,000
   Marketing, general and administrative............           5,667,000           3,171,000
                                                            ------------        ------------
         Total operating costs and expenses.........          15,724,000           7,632,000
                                                            ------------        ------------
Loss from operations................................          (5,628,000)         (1,769,000)
Other income (expense)
   Interest expense.................................            (205,000)           (152,000)
   Other income, net................................               1,000              37,000
                                                            ------------        ------------
                                                                (204,000)           (115,000)
                                                            ------------        ------------
Net loss............................................        $ (5,832,000)       $ (1,884,000)
                                                            ============        ============
Net loss per common share - basic and diluted.......        $      (0.63)       $      (0.38)
                                                            ============        ============
Weighted average number of common shares outstanding
   - basic and diluted..............................           9,250,307           4,956,631
                                                            ============        ============


The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                 Year ended September 30,
                                                            --------------------------------
                                                                2001                2000
                                                            -----------          -----------
Cash flows from operating activities
   Net loss.........................................        $(5,832,000)         $(1,884,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation.................................            154,000               53,000
       Amortization.................................            241,000              252,000
       Issuance of common stock, options and
         warrants for services......................          1,170,000              343,000
       Stock issued in payment of expenses..........            245,000                    -
       Amortization of warrants related to
         affiliate debt.............................            120,000                    -
   Changes in current operating items, net of
     acquisition
       Accounts receivable..........................             78,000               26,000
       Costs and estimated earnings in excess of
         billings on uncompleted contracts..........            (49,000)            (276,000)
       Inventories..................................            409,000             (518,000)
       Other........................................           (279,000)             (30,000)
       Accounts payable and accrued liabilities.....          1,615,000             (151,000)
       Customer deposits............................            (23,000)             (21,000)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts..........             81,000              (10,000)
                                                            -----------          -----------
Net cash used in operating activities...............         (2,070,000)          (2,216,000)
                                                            -----------          -----------
Cash flow from investing activities, net of
   acquisition
     Purchases of property, plant and equipment.....           (400,000)            (257,000)
     Other..........................................                  -                8,000
                                                            -----------          -----------
Net cash used in investing activities...............           (400,000)            (249,000)
                                                            -----------          -----------
Cash flow from financing activities
   Repayment of short-term borrowings...............           (100,000)            (150,000)
   Proceeds from short-term borrowings..............          1,700,000              255,000
   Principal payments on long-term debt.............           (136,000)            (637,000)
   Net proceeds from sale of common stock and
     warrants.......................................            510,000            3,715,000
   Stock subscription...............................            (52,000)            (198,000)
                                                            -----------          -----------
Net cash provided by financing activities...........          1,922,000            2,985,000
                                                            -----------          -----------
Net (decrease) increase in cash.....................           (548,000)             520,000
Cash at beginning of year...........................            548,000               28,000
                                                            -----------          -----------
Cash at end of year.................................        $         -          $   548,000
                                                            ===========          ===========

Cash paid for interest during the year..............        $    62,000          $   108,000
                                                            ===========          ===========


The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2000 AND 2001

                                               Common stock           Additional                       Stock           Total
                                          -----------------------       Paid-in      Accumulated    subscription   shareholders'
                                            Shares        Amount        Capital        deficit       receivable       equity
                                          ----------     --------    -----------     ------------   ------------   -------------
Balance at September 30, 1999...........   1,026,839     $ 10,000    $ 1,384,000     $  (197,000)    $       -      $ 1,197,000
  Net proceeds from sale of common
    stock...............................   3,185,200       32,000      3,683,000               -             -        3,715,000
  Stock issuance in accordance with
    stipulation agreement (Note 8)......   1,204,401       12,000        (12,000)              -             -              -
  Stock issued for services rendered....     239,998        2,000        298,000               -             -          300,000
  Stock issued for acquisition..........     930,000        9,000      1,154,000               -      (198,000)         965,000
  Warrants issued for services rendered.           -            -        345,000               -             -          345,000
  Stock issued for conversion of debt
    to equity...........................   2,508,952       25,000      3,111,000               -             -        3,136,000
  Other.................................       5,000        1,000          5,000               -             -            6,000
  Net loss for the year.................           -            -              -      (1,884,000             -       (1,884,000)
                                          ----------     --------    -----------     -----------     ---------      -----------
Balance at September 30, 2000...........   9,100,390       91,000      9,968,000      (2,081,000)     (198,000)       7,780,000
  Net proceeds from sale of common
    stock and warrants..................     170,000        2,000        508,000               -             -          510,000
  Stock issued for services rendered....     153,000        1,000        191,000               -             -          192,000
  Stock issued in payment of expenses...     196,281        2,000        243,000               -             -          245,000
  Stock options issued for services
    rendered............................           -            -        676,000               -             -          676,000
  Stock warrants issued with notes
    payable.............................           -            -        254,000               -             -          254,000
  Other.................................          25            -              -               -       (52,000)         (52,000)
  Net loss for the year.................           -            -              -      (5,832,000)            -       (5,832,000)
                                          ----------     --------    -----------     -----------     ---------      -----------
Balance at September 30, 2001...........   9,619,696     $ 96,000    $11,840,000     $(7,913,000)    $(250,000)     $ 3,773,000
                                          ==========     ========    ===========     ===========     =========      ===========





The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


1.     DESCRIPTION OF THE COMPANY

       Except as indicated otherwise, the term the "Company" refers to Biovest International, Inc. (formerly Cellex Biosciences, Inc.).

       The Company is a biotechnology company focused on production and contract manufacturing of biologic drugs and products from small through commercial scale. It has historically developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. While continuing this business, management has chosen to re-orient the Company's focus, assets and operations to increase contract cell production and biologic drug development and ownership. The Company's first drug product, a personalized vaccine for the most common and fastest-growing form of hematologic cancer, known as B-cell Non-Hodgkins lymphoma, is currently in a Phase III FDA-approved pivotal licensing trial.

       Effective as of the close of business on May 25, 2000, the Company acquired certain assets and technology, and assumed certain liabilities from Unisyn Technologies, Inc. ("Unisyn"), a wholly owned subsidiary of Medi-Cult A/S, a Danish biotechnology corporation. Unisyn developed, manufactured and marketed products and contract services that produced antibodies. Unisyn also provided research and development services related to these products. (See Note
4).

       Effective on May 15, 2001 the Company changed its name from Cellex Biosciences, Inc. to Biovest International, Inc., as permitted under the Company's Modified First Amended Plan of Reorganization dated June 28, 1999 ("Plan"). At a Special Meeting of Stockholders held on June 28, 2001, the stockholders approved the Company's merger into Biovest International, Inc., a Delaware corporation, to reincorporate the Company from a Minnesota corporation to a Delaware corporation.


2.     SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

       As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the effective date is less than the total of all post-petition liabilities and pre-petition allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Both of these conditions were satisfied by the Company.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

       The Company has included in its financial statements the assets and liabilities recorded in connection with the acquisition of certain assets and assumption of certain liabilities of Unisyn Technologies, Inc. The results of operations related to Unisyn since May 25, 2000, the effective date, have been included in the Company's statements of operations. (See Note 4).

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

       Property and Equipment

       Property and equipment are recorded at the net book value, which approximated fair value, at July 31, 1999 and at cost for additions subsequent to July 31, 1999. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years.

       Major replacements and improvements are capitalized. Repair and maintenance costs are charged to expense as incurred. Any gains or losses on the disposal of property and equipment are charged to operations.

    Inventories

       Inventories are recorded at the lower of cost or market with cost determined using the first-in, first-out ("FIFO") method.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

       Patent and trademark costs were recorded at fair value at July 31, 1999 and at cost for additions subsequent to July 31, 1999. Patent and trademark costs are being amortized using the straight-line method over six years for patents and twenty years for trademarks. Accumulated amortization was $264,000 at September 30, 2001.

       Reorganization Value in Excess of Amounts Allocable to Identifiable
Assets

       As of July 31, 1999, the Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value which approximated the fair value at July 31, 1999. The portion of the reorganization value which could not be attributed to specific tangible and identified intangible assets of the Reorganized Company in the amount of $2,532,000 was recognized as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets."

       Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over twenty years. Accumulated amortization was $274,000 at September 30, 2001.

       Carrying Value of Long-Lived Assets

       On an ongoing basis, the Company evaluates the carrying value of the reorganization value in excess of amounts allocable to identifiable assets based upon a market value approach that considers the value of its equity securities.

       The carrying values of the Company's other long-lived assets are evaluated based upon management's experience in the industry, historical and projected sales, current backlog and expectations of undiscounted future cash flows. On an ongoing basis, the Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets.

       Stock Options

       The Company's employee stock option plan is accounted for under the intrinsic value method. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of the option.

       Stock options issued to non-employees and outside consultants are accounted for under the fair value method.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

       Net Income (Loss) Per Common Share

       Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the fiscal year ended September 30, 2001 no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved. For the fiscal year ended September 30, 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 21,145 had net income been achieved. Options and warrants to purchase 4,930,000 and 2,550,000 shares of common stock with a weighted average exercise price of $2.51 and $1.88 were outstanding at September 30, 2001 and 2000, and were not included in the computation of common stock equivalents because their exercise price was higher than the estimated fair market value of the common shares during the reporting period. In addition, diluted earnings per share does not include 466,667 shares issuable upon the conversion of notes payable to common stock because the effect would have been antidilutive.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


       Recent Accounting Pronouncement

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, though earlier adoption is permitted. Under the new pronouncement, among other provisions, goodwill, including reorganization value in excess of amounts allocable to identifiable assets, and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually and whenever there is an impairment indicator.

       The Company will continue to amortize the reorganization value in excess of amounts allocable to identifiable assets under its current method until the date of adoption, which is no later than October 1, 2002, at which time amortization will no longer be recognized. By the end of the year of implementation the Company will have completed a transitional fair value based impairment test of goodwill. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

       The Company has not yet determined when it will adopt SFAS 142, nor what will be the effect on its financial statements.


3.     GOING CONCERN

       During fiscal years 2001 and 2000 the Company incurred net losses of $5,832,000 and $1,884,000 and used $2,070,000 and $2,216,000 of cash in operating activities, respectively. At September 30, 2001 the Company had a deficit in working capital of $126,000. During fiscal 2001 the Company met its cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

       In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for the Company to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

       The Company's ability to continue its present operations and meet its obligations under the CRADA is dependent upon its ability to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. Management is currently in the process of exploring various financing

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


alternatives to meet the Company's cash needs, including additional short-term loans from shareholders and others and the sale of equity securities. Management believes they will be able to raise the necessary funds to continue operations in the near term. See Note 13 regarding the new loans entered into by the Company subsequent to September 30, 2001.

       There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to the Company, if at all. The net losses incurred and the need for additional funding raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.     ACQUISITION OF UNISYN

       Effective May 25, 2000, the Company acquired substantially all of the assets and technology and assumed certain liabilities from Unisyn Technologies, Inc. ("Unisyn") pursuant to an asset purchase agreement (the "Asset Purchase Agreement").

       In consideration, the Company issued 70,000 shares of common stock to Unisyn's parent company. Pursuant to settlement agreements, 127,000 additional shares of the Company's common stock were issued to settle approximately $1,000,000 in obligations to two creditors of Unisyn. An additional 733,000 shares of the Company's common stock were issued to settle approximately $800,000 in additional liabilities. In addition, during the period from February 18, 2000 to May 25, 2000, the Company provided cash advances to Unisyn aggregating approximately $450,000; these obligations were cancelled pursuant to the Asset Purchase Agreement.

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

       The recorded value and purchase price of the assets acquired and liabilities assumed are as follows:

           Accounts receivable, net...............................   $1,110,000
           Inventories............................................      562,000
           Property, plant and equipment..........................      449,000

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


           Costs and estimated earnings in excess of billings
              on uncompleted contracts............................      159,000
           Other assets...........................................       29,000
                                                                     ----------

                 Allocation of purchase price.....................   $2,309,000
                                                                     ==========

           Value of common stock issued (930,000 shares at
              $1.25 per share)....................................   $1,163,000
           Fair value of liabilities assumed......................      553,000
           Cancellation of cash advances to Unisyn................      450,000
           Transaction costs......................................      143,000
                                                                     ----------

                 Total purchase price.............................   $2,309,000
                                                                     ==========


       The operations of Unisyn are included in the statements of operations from the date of acquisition, May 25, 2000. Pro forma results of operations (unaudited) as if the acquisition had occurred as of October 1, 1999 are as follows:

                                                                    Year ended
                                                                   September 30,
                                                                       2000
                                                                   -------------
               Revenues     .....................................  $ 8,940,000
               Net loss   .......................................  $(2,924,000)
               Net loss per share    ............................  $     (0.59)


5.     DETAILS TO BALANCE SHEET

       Inventories

       Inventories consist of the following:

                                                                  September 30,
                                                                       2001
                                                                  -------------
         Finished goods.......................................... $     358,000
         Work-in-process.........................................       349,000
         Raw materials...........................................     1,339,000
                                                                  -------------
                                                                      2,046,000
         Less non-current portion................................        66,000
                                                                  -------------
                                                                  $   1,980,000
                                                                  =============

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


       The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to September 30, 2001. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of the balance sheets dates.

       Property and Equipment

       Property and equipment consist of the following:
                                                                  September 30,
                                                                      2001
                                                                  -------------
         Furniture and fixtures..................................  $   56,000
         Leasehold improvements..................................     220,000
         Machinery and equipment.................................     948,000
                                                                   ----------
                                                                    1,224,000
         Less accumulated depreciation and
            amortization.........................................     210,000
                                                                   ----------
                                                                   $1,014,000
                                                                   ==========


       Concentration of Credit Risk

       The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers.

       During the fiscal year ended September 30, 2001 one customer accounted for 20% of revenues. During the fiscal year ended September 30, 2000 one customer accounted for approximately 10% of total revenues. Two customers accounted for 17% and 16% of the Company's accounts receivable balance at September 30, 2001.

       A significant amount of the Company's revenue has been derived from export sales. The Company's export sales, principally to European customers, were 41% and 30% of total revenues for the fiscal years ended September 30, 2001 and 2000, respectively.

       Fair Value of Financial Instruments

       The carrying amounts of current assets and current liabilities such as cash, accounts receivable, accounts payable, customer deposits and accrued liabilities approximate fair value because of the short maturity of these items. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


6.     NOTES PAYABLE

       During the year ended September 30, 2001, seven individuals each loaned the Company $100,000 as part of a plan to finance operations until substantial outside financing can be completed. The notes were payable at any time on or before September 1, 2001 at the Company's option, with interest at 10% per annum. In connection with the issuance of the debt, the Company issued 25,000 warrants with an exercise price of $2.50 per share and 25,000 warrants with an exercise price of $5.00 per share to each of the creditors. The warrants are exercisable immediately and have a term of five years. The aggregate value of the 350,000 warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk free interest rates ranging from 4.60% to 5.06%; expected volatility of 48%; and term of five years, was estimated to be $108,000, and was amortized over the life of the loans which resulted in a higher effective interest rate.

       During September 2001, four of these seven loans were renewed with new loans bearing interest at 10%, due on September 1, 2002 and convertible into shares of the Company's common stock at $3.00 per share at the holder's option. In connection with the renewals, the Company issued each party warrants to purchase 25,000 shares of the Company's common stock with an exercise price of $5.00 per share, exercisable from September 1, 2001 through September 30, 2006. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 4.47%; expected volatility of 84%; and term of five years, was estimated to be $54,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

       In August 2001, a shareholder loaned the Company $1,000,000 due on August 19, 2002, with interest at 7.5% per annum. This loan is also convertible, at the holder's option, into shares of the Company's common stock at $3.00 per share if the Company wishes to pay amounts under the loan before August 19, 2002. In connection with the issuance of the debt, the Company issued 100,000 warrants with an exercise price of $5.00 per share and 100,000 warrants with an exercise price of $10.00 per share, exercisable on or before August 1, 2006. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 4.55%; expected volatility of 84%; and term of five years, was estimated to be $92,000 and is being amortized over the life of the loan which results in a higher effective interest rate.


7.     LONG-TERM DEBT

       Long-term debt was entered into pursuant to the Company's reorganization and consists of the following:


                                                                   September 30,
                                                                       2001
  Promissory note payable to Internal Revenue Service, with interest of 8% per annum, payable in monthly installments of $11,095,

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


    including interest through February 1, 2004
    and $320 per month thereafter through February 1, 2005........   $295,000
  Promissory note payable to State of Minnesota, with interest of 8% per annum, payable in monthly installments of $2,700,
    including interest through February 1, 2005...................     96,000
  Amounts payable to regulatory agencies (i)......................     87,000
                                                                     --------
                                                                      478,000
  Less current portion of long-term debt..........................    139,000
                                                                     --------
                                                                     $339,000
                                                                     ========


       (i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $95,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. As of September 30, 2001, the Company was assessed $8,000, which was paid in full, but promissory notes with the other agencies have not been signed.

       At September 30, 2001, the aggregate maturities of long-term debt for the fiscal periods are as follows: 2002 - $139,000; 2003 - $151,000; 2004 - $87,000;
2005 - $14,000; 2006 and subsequent years - $87,000.


8.     SHAREHOLDERS' EQUITY

       Plan of Reorganization

       Pursuant to the Company's Plan of Reorganization, all equity securities of the Predecessor Company were canceled and 1,000,003 shares of new common stock were deemed issued, of which 520,000 shares (52%) were issued to Biovest LLC and 250,003 shares (25%) were issued to the Company's unsecured creditors. The remaining 230,000 shares were held in escrow to be released upon payment or release of direct and indirect claims of a principal creditor. During 2000, Biovest LLC paid or obtained the release of these direct claims and indirect guarantee claims. Pursuant to the agreement incorporated into the Plan, Biovest LLC received 1,434,401 shares of common stock which represented 23% of the total shares outstanding at March 15, 2000. Such shares consisted of 1,204,401 newly issued shares plus the 230,000 shares held in escrow.

       In addition, pursuant to the Plan of Reorganization, four warrants were issued to the Company's investment banker as compensation for services in assisting the Company to accomplish the reorganization. Each warrant to purchase 25,000 shares of the Company's new common stock is exercisable July 30, 2000 at exercise prices per share of $2.50, $7.50, $10.00 and $20.00 and expires July 31, 2002.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


       In addition, pursuant to the reorganization, 26,836 shares of the Company's new common stock were issued to employees of the Company and former officers of the Predecessor Company for compensation and severance pay.

       Common Stock

       At the Annual Meeting of Shareholders held on March 13, 2001 the shareholders approved an increase in the number of authorized shares of common stock and a new class of stock. Authorized common stock was increased from 10,000,000 shares of stock with no par value to 50,000,000 shares of stock with $.01 par value. A class of preferred stock, having $.01 par value, was also approved at 10,000,000 shares.

       Equity related amounts have been restated to reflect the establishment of a par value for the common stock.

       Private Placement Offerings

       During 2000, the Company sold 2,785,200 shares of the Company's common stock at $1.25 per share for approximately $3,481,000 pursuant to a private placement offering. The proceeds from this offering were $3,215,000, net of issuance costs of $266,000.

       During 2001, the Company sold 170,000 units at $3.00 per unit, consisting of 170,000 shares of the Company's common stock and 510,000 warrants for $510,000. The warrants have an exercise price of $5.00 per share, are exercisable immediately and have a term of ten years.

       Common Stock Issued for Services

       During 2000 the Company entered into agreements with the Company's two executive officers, whereby 239,998 shares of the Company's common stock were purchased for an aggregate purchase price of $300,000 ($1.25 per share) by cancellation of all of the Company's indebtedness to these two officers for salary and bonuses accrued but not yet paid through March 31, 2000.

       During the fiscal year ended September 30, 2001, the Company issued 123,000 and 30,000 shares of common stock as compensation for several employees and payment for services rendered by an outside consultant. The shares were valued at $1.25 per share, which resulted in approximately $154,000 and $38,000 of expense.

       Common Stock Issued for Payment of Expenses

       During 2001 the Company issued 196,281 shares of its common stock at $1.25 per share in payment of $245,000 of expenses paid on behalf of the Company by Biovest LLC prior to the approval of the Company's plan of reorganization. The Company recorded this amount as expense during 2001.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


       Acquisition of Unisyn

       Effective May 25, 2000, the Company completed its acquisition of Unisyn pursuant to an asset purchase agreement. In consideration, the Company issued a total of 930,000 shares of its common stock. (See Note 4).

       Financial Advisor Agreement

       During 2000, the Company entered into an agreement with a group of investment advisors under which the advisors purchased 400,000 shares of the Company at $1.25 per share and agreed to provide financial consulting services in exchange for equity interests in the Company. On January 5, 2001, a new agreement was entered into that defined the equity interests to be provided in exchange for the consulting services to be rendered. Under the terms of the new agreement, the advisors provided consulting services to the Company for a one-year period from August 15, 2000 to August 15, 2001 in exchange for 800,000 irrevocable warrants. The warrants are exercisable at any time within five years from January 5, 2001; 550,000 warrants have an exercise price of $1.25 per share and 250,000 warrants have an exercise price of $2.00 per share.

       The warrants were valued at approximately $345,000 using the Black-Scholes pricing model. This amount was recognized ratably over the twelve months of service provided by the investment advisors, which resulted in $302,000 and $43,000 of expense for the years ended September 30, 2001 and 2000. In valuing the warrants issued under the Black-Scholes pricing model, the following assumptions were used: zero dividend yield; risk-free interest rate of 6.98%; expected volatility of 48%; and expected life of three years.

       Stock Options

       At the Annual Meeting of Shareholders held on March 13, 2001, the shareholders approved the 2000 Stock Option Plan under which the Board of Directors may grant to employees, officers, directors, consultants and advisors incentive stock options and non-qualified stock options to purchase up to 7,000,000 shares of the Company's common stock.

       In August 2001, the Company's Board of Directors approved the granting of 10,000 options to an employee at $3.00 per share and 10,000 options to an outside consultant, for services to be provided, at $3.00 per share. Both options are exercisable over 10 years with vesting for the options to the consultant at one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. Options granted to the employee vests one-third each year beginning on the first anniversary date of the grant and for each of the next two years thereafter.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


       On June 6, 2001, the Company's Board of Directors approved the granting of 688,000 options to employees, 607,500 options to non-employees and 1,200,000 options to two officers of the Company. All options are priced at $1.25 per share except those granted to two officers of the Company which are priced at $1.375 per share. All options are exercisable over 10 years with vesting for the options to non-employees at one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. Options granted to employees and officers vest one-third each year beginning on the first anniversary date of the grant and for each of the next two years thereafter. Compensation expense for services rendered for the 607,500 options granted to non-employees was recognized in the amount of $523,000 based upon the estimated fair value of the options at that date. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield, risk free interest rate of 4.38%, expected volatility of 84% and expected life of five years.

       During 2000, the Company's Board of Directors approved the granting of 2,200,000 stock options to its executive officers and directors. The options have an exercise price of $1.50 per share and have a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of the grant. The stock option grants were subject to stockholder approval of a stock option plan for the Company, which occurred on March 13, 2001.

       The Board also approved the issuance of 140,000 stock options to an outside advisor for services rendered at the market price at the time of stockholder approval of an option plan for the Company. The stock option plan was approved by the Company's stockholders on March 13, 2001. Compensation expense for services rendered was recognized in the amount of $64,000 for the year ended September 30, 2001 based upon the estimated fair value of the options. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.49%; expected volatility of 48%; and expected life of three years.

       Stock option activity for the years ended September 30, 2001 and 2000 is as follows:

                                                      Years ended September 30
                                    ----------------------------------------------------------
                                               2001                             2000
                                    -------------------------        -------------------------
                                                     Weighted                         Weighted
                                                      Average                          Average
                                    Number of        Exercise        Number of        Exercise
                                      Shares           Price           Shares           Price
                                    ---------        --------        ---------        --------
Outstanding-beginning of year       2,200,000          $1.50                 -          $   -
  Granted                           2,655,600           1.31         2,200,000           1.50
  Exercised                                 -              -                 -              -
  Cancelled                           (11,250)          1.25                 -              -
                                    ---------                        ---------
Outstanding-end of year             4,844,350           1.40         2,200,000           1.50
                                    =========                        =========
Exercisable-end of year             2,545,833           1.47         1,100,000           1.50

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


                               Options Outstanding
--------------------------------------------------------------------------------
                                         Weighted Average
     Range of            Number             Remaining          Weighted Average
 Exercise Prices      Outstanding        Contractual Life       Exercise Price
-----------------    -------------      ------------------    ------------------
    $1.25-1.50         4,824,350              6.85                  $ 1.40
       3.00               20,000              9.83                    3.00


                               Options Exercisable
--------------------------------------------------------------------------------
     Range of            Number          Weighted Average
 Exercise Prices      Outstanding         Exercise Price
-----------------    -------------      ------------------
    $1.25-1.50         2,542,500            $ 1.40
       3.00               33,333              3.00


The weighted average fair value of options granted in 2001 and 2000 was $0.85 and $0.62 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000: no dividend yield; risk-free interest rate of return of 4.25% and 6.24%; volatility of 84% and 48%; and an average term of 5 years. The Company's 2001 and 2000 pro forma net loss and basic and diluted net loss per share would have been $7,064,000 and $1,884,000 or $0.76 and $0.38 per share had the fair value method been used for valuing options granted during 2001 and 2000. These effects may not be representative of the future effects of applying the fair value method.

Stock Warrants

       Stock warrants outstanding at September 30, 2001 are summarized as follows:

                              Warrants Outstanding
--------------------------------------------------------------------------------
                                         Weighted Average
     Range of           Number              Remaining          Weighted Average
 Exercise Prices      Outstanding        Contractual Life       Exercise Price
-----------------    -------------      ------------------    ------------------
      $1.25             550,000               3.87                  $ 1.25
    2.00-3.00           450,000               3.92                    2.22
    5.00-7.50           910,000               7.39                    5.07
   10.00-20.00          150,000               3.50                   11.67


       All of the above warrants were exercisable at September 30, 2001.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


9.     INCOME TAXES

       No provision for income taxes has been recorded for the fiscal years ended September 30, 2001 and 2000 due to losses incurred during the periods. At September 30, 2001, the Company has net operating loss carryforwards of approximately $47,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

       A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

                                                 Year ended September 30
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
          Federal statutory rate.............      (34)%            (34)%
          State taxes........................       (2)              (2)
          Effect of valuation allowance......       36               36
                                                  ----             ----
          Net actual effective rate..........        -%               -%
                                                  ====             ====


10.    RETIREMENT PLANS

       The Company has a retirement savings plan covering all employees eligible to participate in the plan. Employees of the Company scheduled to provide at least 1,000 hours of service during their first year of employment are eligible as of a date no later than six months after employment and employees scheduled to provide less than 1,000 hours of service become eligible after completing a year of service. Eligible employees may make annual earnings reduction contributions of up to the maximum percentage allowable by Code Sections 401(k), 404 and 415, presently 14% of compensation, limited to $10,500 for 2001, on a pre-tax basis to their plan accounts. The Company may also make discretionary contributions to this plan, subject to approval by the Board of Directors, which are allocated to the accounts of the participants in proportion to each participant's annual compensation from the Company. The Company has made no discretionary contributions pursuant to the plan.


11.    COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases office and manufacturing space pursuant to several non-cancelable operating leases. Rent expense pertaining to these leases was $839,000 and

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


$471,000, for fiscal years ended September 30, 2001 and 2000. At
September 30, 2001, the following is a schedule of future minimum rental payments required pursuant to these leases for the fiscal periods ended September 30:

          2002..............................................   $553,000
          2003..............................................    512,000
          2004..............................................    296,000
          2005..............................................    255,000
          2006..............................................    106,000

       Cooperative Research and Development Agreement

       In September 2001 the Company successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for the Company to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials and a requirement to meet certain staffing commitments. The terms of the CRADA provide for the Company to be granted an exclusive option to negotiate with the NCI for a license to commercialize certain intellectual property resulting from the research conducted pursuant to the CRADA. There can be no assurance that research under the CRADA will be successful or, if it is successful, that the Company will be able to negotiate a license on favorable terms. In addition, the Company may not be able to derive any revenue from a license for a number of years, if at all.

       The agreement expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company's responsibility if the CRADA is terminated.

       Legal Proceedings

       During fiscal 2001 the Company entered into a settlement agreement in connection with a legal matter. The terms of the settlement agreement provide for the Company and another plaintiff to be jointly paid an aggregate principal amount of $1,000,000 plus interest at prime. The principal amount is to be paid in increments of $50,000, $100,000 and $200,000 payable on various dates beginning July 2001 and ending June 2004, when all interest accrued on the principal shall be due and payable.

       The payments received from the defendant are to be shared by the Company and the other plaintiff pursuant to a separate agreement, which provides for the other plaintiff to receive up to $350,000 in the aggregate.

       During fiscal 2001 the Company received one payment of $50,000, which was recorded as other income in the statement of operations. The Company also recorded

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


$50,000 of other expense related to professional fees that were contingent upon a settlement being negotiated and paid.

       The Company and the defendant also entered into a royalty agreement whereby the defendant is to pay a royalty to the Company of three percent of its product sales up to an aggregate of $3,000,000 in total royalty payments.

       The Company is uncertain about future collections and is not able to assess the defendant's ability to perform under the settlement agreement. As a result, the Company will record additional payments as income when received.

       From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.


12.    RELATED PARTY TRANSACTIONS

       Pursuant to the Company's reorganization effective July 31, 1999, 520,000 shares (approximately 52%) of the Company's new common stock was issued to Biovest LLC, of which the Company's Chairman of the Board and Chief Executive Officer is also Chairman and Chief Executive Officer and of which the Company's President is also President. Also pursuant to the reorganization, upon the occurrence of certain events, effective March 15, 2000, 1,434,401 additional shares were issued to Biovest LLC pursuant to the Company's Plan of Reorganization, comprised of 230,000 shares, which were held in escrow since July 31, 1999 and 1,204,401 shares issued on March 15, 2000.

       During 1999, Biovest LLC purchased the debt held by the Company's secured lender in the amount of approximately $676,000 and made advances to the Company of $185,000. During 2000, Biovest LLC made working capital advances to the Company in the amount of $255,000 of which $150,000 was repaid by the Company. In addition, Biovest LLC paid general and administrative expenses, expenses of the private placement offering, deferred acquisition costs and other expenses on behalf of the Company in the aggregate amount of approximately $377,000. During 2000, Biovest LLC paid approximately $1,745,000 to settle debt and accrued interest on the Company's behalf. Accrued interest on the outstanding debt totaled $48,000. During 2000, Biovest LLC received 2,508,952 shares of the Company's common stock in exchange for cancellation of $3,136,000 in liabilities payable by the Company to Biovest LLC. During 2001, the Company issued 196,281 shares of common stock to Biovest LLC in exchange for discharging its obligation to Biovest LLC in the amount of $245,000.

       At September 30, 2000, Biovest LLC held 4,463,354 shares of the Company's common stock or 49% of the Company's outstanding common stock. In August 2001, Biovest LLC transferred all of its shares of the Company's common stock to Biovest Corp., a New York corporation, and in September 2001, Biovest Corp. reincorporated in Delaware under the name Biovests Corp., sold all of its assets consisting of 4,672,749 shares of common stock to the Company and the Company issued an equal number of shares of common stock

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


to Biovests Corp., which then liquidated all of its assets by distributing the shares to its shareholders.


13.    SUBSEQUENT EVENTS

       During the period from October 1, 2001 through December 19, 2001 the Company obtained additional loans aggregating approximately $625,000; these loans bear interest at 7.5%, are due on various dates through October 15, 2002 and are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loan before maturity. The Company issued 52,500 warrants with an exercise price of $2.50 per share and 52,500 warrants with an exercise price of $5.00 per share to a third party who assisted in the financing. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk-free interest rates ranging from 3.47% to 4.38%; expected volatility of 100%; and term of five years, was estimated to be $80,000.

       In December 2001 an individual loaned the Company $200,000, under two notes payable that bear interest at 7.5%, are due November 15, 2003 and are convertible into shares of the Company's common stock at $3.00 per share at the holder's option, if the Company wishes to pay amounts under the notes prior to the due date. In connection with the notes the Company issued warrants to purchase 66,666 shares of the Company's common stock at $5.00 per share. The warrants are exercisable immediately with a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free interest rate of 4.50%; expected volatility of 100%; and a term of five years, was estimated to be $47,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

       During the period from October 1 through December 19, 2001 the Company granted 2,084,000 stock options to certain executive officers and employees. The options have an exercise price of $1.50 per share and a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of the grant.

       During October 2001 the Company granted 100,000 stock options to an outside director for consulting services rendered during fiscal 2001. The options have an exercise price of $1.50 per share and a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of grant. Compensation expense for services rendered was recognized in the amount of $82,000 for the year ended September 30, 2001 based upon the estimated fair value of the options. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 3.94%; expected volatility of 84%; and expected life of five years.