Form 10QSB
period 2001-12-31
BIOVEST INTERNATIONAL INC
filed 2002-02-14
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2001

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

            At February 12, 2002, there were 9,629,696 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                           (check one) Yes [ ] No [X]

INDEX
BIOVEST INTERNATIONAL, INC.

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Balance Sheet as of December 31, 2001.............................  3

          Statements of Operations for the Three Months ended
               December 31, 2001 and 2000...................................  4

          Statements of Cash Flows for the Three Months ended
               December 31, 2001 and 2000...................................  5

          Notes to Financial Statements.....................................  6

     ITEM 2.  Management's Discussion and Analysis or Plan
                     of Operations.......................................... 15

PART II.   OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K.............................. 18

PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.


                                  BALANCE SHEET                                        DECEMBER 31, 2001
                                     ASSETS                                               (UNAUDITED)
                                                                                         -------------
Current assets
  Cash                                                                                   $     264,000
  Accounts receivable, net of $125,000 allowance for doubtful accounts                       2,042,000
  Costs and estimated earnings in excess of billings on uncompleted contracts                  137,000
  Inventories                                                                                1,942,000
  Other                                                                                        241,000
                                                                                         -------------
    Total current assets                                                                     4,626,000
Property, plant and equipment, net                                                           1,004,000
Other assets
  Inventories                                                                                   63,000
  Patents and trademarks, net                                                                  848,000
  Other assets                                                                                  21,000
  Reorganization value in excess of amounts allocable to identifiable assets, net            2,226,000
                                                                                         -------------
                                                                                         $   8,788,000
                                                                                         =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                          $   1,968,000
  Current portion of long-term debt                                                            142,000
  Accounts payable                                                                           1,555,000
  Customer deposits                                                                            400,000
  Accrued liabilities
     Compensation and related taxes                                                          1,324,000
     Other                                                                                     614,000
  Billings in excess of costs and estimated earnings on uncompleted contracts                   73,000
                                                                                         -------------
     Total current liabilities                                                               6,076,000
Long-term debt                                                                                 302,000
Commitments and contingencies                                                                       --
Shareholders' equity
   Preferred stock, $ .01 par value, 10,000,000 shares authorized; none issued and
     outstanding                                                                                    --
  Common stock, $.01 par value, 50,000,000 shares authorized;
     9,629,696 shares issued and outstanding                                                    96,000
  Additional paid-in capital                                                                12,010,000
  Accumulated deficit                                                                       (9,446,000)
  Stock subscription receivable                                                               (250,000)
                                                                                         -------------
    Total shareholders' equity                                                               2,410,000
                                                                                         -------------
                                                                                         $   8,788,000
                                                                                         =============


The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months          Three Months
                                                     Ended                 Ended
                                               December 31, 2001     December 31, 2000
                                               -----------------     -----------------
Revenues
  Contract production services                     $ 1,817,000         $ 1,669,000
  Consumable sales                                     291,000             457,000
  System sales                                         464,000             468,000
  Other                                                 94,000             144,000
                                                   -----------         -----------
  Total revenues                                     2,666,000           2,738,000

Operating costs and expenses
  Cost of sales                                      1,946,000           1,729,000
  Research and development                           1,053,000             342,000
  Marketing, general and administrative              1,094,000           1,037,000
                                                   -----------         -----------
  Total operating costs and expenses                 4,093,000           3,108,000
                                                   -----------         -----------
Loss from operations                                (1,427,000)           (370,000)

Other income (expense)
  Interest expense                                    (106,000)            (11,000)
                                                   -----------         -----------
Net loss                                           $(1,533,000)        $  (381,000)
                                                   ===========         ===========
Net loss per common share-basic and diluted        $      (.16)        $      (.04)
                                                   ===========         ===========
Weighted average number of common shares
  outstanding- basic and diluted                     9,628,609           9,138,977
                                                   ===========         ===========

The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                       DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                                       -----------------      -----------------
Cash flows from operating activities
   Net loss                                                                               $(1,533,000)            $  (381,000)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                              48,000                  30,000
     Amortization                                                                              63,000                  56,000
     Issuance of common stock, options and warrants for services                               55,000                 137,000
     Amortization of warrants related to debt                                                  58,000                      --
     Changes in current operating items
         Accounts receivable                                                                 (451,000)               (234,000)
         Costs and estimated earnings in excess of billings on uncompleted contracts          451,000                 (23,000)
         Inventories                                                                           41,000                 (25,000)
         Other                                                                                239,000                  57,000
         Accounts payable and accrued liabilities                                             496,000                 (57,000)
         Customer deposits                                                                    354,000                   1,000
         Billings in excess of costs and estimated earnings on uncompleted contracts          (44,000)                179,000
                                                                                          -----------             -----------
           Net cash used in operating activities                                             (223,000)               (260,000)
                                                                                          -----------             -----------
Cash flows from investing activities
   Capital expenditures                                                                       (38,000)                (73,000)
                                                                                          -----------             -----------
           Net cash used in investing activities                                              (38,000)                (73,000)
                                                                                          -----------             -----------
Cash flows from financing activities
   Proceeds from short-term borrowings                                                        775,000                 100,000
   Repayment of short-term borrowings                                                        (200,000)                     --
   Principal payments on long-term debt                                                       (34,000)                (31,000)
   Financing costs                                                                            (16,000)                     --
   Stock subscription                                                                              --                 (35,000)
                                                                                          -----------             -----------
          Net cash provided by financing activities                                           525,000                  34,000
                                                                                          -----------             -----------
Net increase (decrease) in cash                                                               264,000                (299,000)
Cash at beginning of period                                                                        --                 548,000
                                                                                          -----------             -----------
Cash at end of period                                                                     $   264,000             $   249,000
                                                                                          -----------             -----------
Cash paid for interest                                                                    $    21,000             $    11,000
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

    Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

    As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

    Fresh-start reporting resulted in material changes to the Company's balance sheet, including

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Company's Modified First Amended Plan of Reorganization (Plan) and valuation of equity based on the reorganization value of the ongoing business.

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

NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended December 31, 2001 and 2000 no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved. Options and warrants to purchase 7,319,000 and 2,600,000 shares of common stock with a weighted average exercise price of $2.24 and $1.92 were outstanding at December 31, 2001 and 2000, and were not included in the computation of common stock equivalents because their exercise price was higher than the estimated fair market value of the common shares during the reporting period. In addition, diluted net income (loss) per share does not include 725,000 shares issuable upon the conversion of notes payable to common stock because the effect would have been antidilutive.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

(3) GOING CONCERN

    During the three months ended December 31, 2001 the Company incurred a net loss of $1,533,000. At December 31, 2001 the Company had a deficit in working capital of $1,450,000. The Company has been meeting its cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

    In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for the Company to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company is currently in negotiations with the NCI to reduce this and other financial requirements and has not yet made the second quarterly payment for the quarter ended December 31, 2001. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

    The Company's ability to continue its present operations and meet its obligations under the CRADA is dependent upon its ability to obtain significant additional funding. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. Management is currently in the process of exploring various financing alternatives to meet the Company's cash needs, including additional short-term loans from shareholders and others and the sale of equity securities. Management believes they will be able to raise the necessary funds to continue operations in the near term.

    There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to the Company, if at all. The net losses incurred and the need for additional funding raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(4) DETAILS TO BALANCE SHEET

CONCENTRATION OF CREDIT RISK

    The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. Two customers accounted for 23% and 12% of revenues for the three months ended December 31, 2001, one of which accounted for 32% and a different customer accounted for 14% of the Company's trade accounts receivable balance at December 31, 2001. One customer accounted for 20% of revenues for the three months ended December 31, 2000.

    A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 47% and 34% for the three months ended December 31, 2001, and 2000, respectively. For the three months ended December 31, 2001, two foreign countries accounted for 13% and 11% of total revenues. For the three months ended December 31, 2000, one foreign country accounted for 14% of total revenues.

INVENTORIES

    Inventories consist of the following:

                                                 DECEMBER 31, 2001
                                                 -----------------
         Finished goods..........                   $  281,000
         Work-in-process.........                      306,000
         Raw materials...........                    1,418,000
                                                    ----------
                                                     2,005,000
         Less non-current portion                      (63,000)
                                                    ----------
                                                    $1,942,000
                                                    ==========

    The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to December 31, 2001. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

(5) NOTES PAYABLE

    During September 2001, four of seven loans made in fiscal 2001 were renewed with new loans

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

bearing interest at 10%, due on September 1, 2002 and convertible into shares of the Company's common stock at $3.00 per share at the holder's option. In connection with the renewals, the Company issued each party warrants to purchase 25,000 shares of the Company's common stock with an exercise price of $5.00 per share, exercisable from September 1, 2001 through September 30, 2006. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 4.47%; expected volatility of 84%; and term of five years, was estimated to be $54,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

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

    During the three months ended December 31, 2001 the Company obtained additional loans aggregating approximately $625,000; these loans bear interest at 7.5%, are due on various dates through October 15, 2002 and are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 52,500 warrants with an exercise price of $2.50 per share and 52,500 warrants with an exercise price of $5.00 per share to a third party who assisted in the financing. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk-free interest rates ranging from 3.47% to 4.38%; expected volatility of 100%; and term of five years, was estimated to be $80,000. The Company also paid a commission of $16,000 to the third party who assisted with the financing. The value of the warrants and commission are being amortized over the life of the loans which results in a higher effective interest rate.

    In December 2001 an individual loaned the Company $150,000, under a note payable that bears interest at 7.5%, is due December 19, 2003 and is convertible into shares of the Company's common stock at $3.00 per share at the holder's option, if the Company wishes to pay amounts under the loan before maturity. In connection with the note the Company issued warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free interest rate of 4.45%; expected volatility of 100%; and a term of five

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

years, was estimated to be $35,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

(6) LONG-TERM DEBT

    Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at December 31, 2001:

Promissory note payable to Internal Revenue
   Service, with interest of 8% per annum, payable in monthly installments of $11,095, including interest through February 1,
   2004 and $320 per month thereafter through February 1, 2005......        $267,000
Promissory note payable to State of Minnesota, with interest of
   8% per annum, payable in monthly installments of $2,700,
   including interest through February 1, 2005......................          90,000
Amounts payable to regulatory agencies (i)..........................          87,000
                                                                            --------
                                                                             444,000

Less current portion of long-term debt..........                             142,000
                                                                            --------
                                                                            $302,000
                                                                            ========

    (i) Pursuant to the Plan, the Company was obligated to repay certain regulatory agencies an aggregate amount of approximately $94,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. During fiscal 2001, the Company was assessed $7,000, which was paid in full, by one of these agencies, but promissory notes with the others have not been signed.

    At December 31, 2001, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2002-$105,000; 2003-$151,000; 2004-$87,000;
2005-$14,000; 2006 and subsequent years- $87,000.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(7) SHAREHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

    During the three months ended December 31, 2001 the Company granted 2,084,000 stock options to certain executive officers and employees. The options have an exercise price of $1.50 per share and a five year term. With respect to the options granted to certain executive officers, half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of the grant. Those granted to other employees are exercisable over a ten year term and vest one-third each year, on the anniversary of the grant, after the first year.

    During October 2001 the Company granted 100,000 stock options to an outside director for consulting services rendered during fiscal 2001. The options have an exercise price of $1.50 per share and a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of grant. Compensation expense for services rendered was recognized in the amount of $82,000 during the year ended September 30, 2001 based upon the estimated fair value of the options. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 3.94%; expected volatility of 84%; and expected life of five years.

    During December 2001 the Company's Board of Directors approved the issuance of warrants to purchase 50,000 shares of its common stock at $2.50 per share to a shareholder for consulting services to be rendered to the Company. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.49%; expected volatility of 100%; and expected life of five years. Based upon the fair value of the warrants, the Company recorded $42,000 of expense during the three months ended December 31, 2001. The Board of Directors also approved entering into an agreement with the consultant whereby the consultant would be issued additional warrants if certain events occur.

    During the three months ended December 31, 2001 the Company issued 155,000 warrants in connection with various notes payable - see Note 5.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

COMMON STOCK ISSUED FOR SERVICES

    During the three months ended December 31, 2001, the Company issued 10,000 shares of common stock as employee compensation. The shares were valued at $1.25 per share, which resulted in approximately $13,000 of expense.

(8) INCOME TAXES

    No provision for income taxes has been recorded for the three months ended December 31, 2001 and 2000 due to the losses incurred during the periods. At December 31, 2001, the Company has net operating loss carryforwards of approximately $48,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

(9) COMMITMENTS AND CONTINGENCIES

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

    In September 2001 the Company successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for the Company to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials and a requirement to meet certain staffing commitments. The Company is currently in negotiations with the NCI to reduce this and other financial requirements and has not yet made the second quarterly payment for the quarter ended December 31, 2001. The terms of the CRADA provide for the Company to be granted an exclusive option to negotiate with the NCI for a license to commercialize certain intellectual property resulting from the research conducted pursuant to the CRADA. There can be no assurance that research under the CRADA will be successful or, if it is successful, that the Company will be able to negotiate a license on favorable terms. In addition, the Company may not be able to derive any revenue from a license for a number of years, if at all.

    The agreement expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

    During fiscal 2001 the Company received one payment of $50,000, which was recorded as other income in the statement of operations. The Company also recorded $50,000 of other expense related to professional fees that were contingent upon a settlement being negotiated and paid.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

    On July 31, 1999, we emerged from Chapter 11 Bankruptcy Reorganization with new management, officers and directors.

    As of July 31, 1999, we adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

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

    In September 2001 we successfully entered into the CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to the NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company is currently in negotiations with the NCI to reduce this and other financial requirements and has not yet made the second quarterly payment for the quarter ended December 31, 2001. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

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

RESULTS OF OPERATIONS

    REVENUES. Revenues for the three months ended December 31, 2001 of $2,666,000 were down 3% from

$2,738,000 for the three months ended December 31, 2000. Contract cell culture production services for the three months ended December 31, 2001 increased 9% from $1,669,000 to $1,817,000. The increases are primarily due to higher physical volume. The other components of revenues for the three months ended December 31, 2001 were lower than the comparable periods for last year. Consumable sales for the three months ended December 31, 2001 decreased 36% from $457,000 to $291,000 when compared with last year. Much of the shortfall in consumable revenues in the first fiscal quarter versus last year is expected to be realized in the second fiscal quarter as production moves through to completion. Systems sales decreased 1% from the prior year.

    GROSS MARGIN. The overall gross margin for the first quarter of fiscal year 2002 decreased versus the comparable quarter last year from 37% to 27%, but is comparable to the 27% margin experienced for the full fiscal year ended September 30, 2001. The decrease for the first fiscal quarter of 2002 is due to production interruptions initiated by customers combined with certain facility rearrangements.

    OPERATING EXPENSES. Research and development expenses for the three months ended December 31, 2001 increased approximately $711,000 or 208% over last year, reflecting increased expenses for the CRADA. CRADA expenses for the three months ended December 31, 2001 were approximately $992,000 versus $220,000 for the prior year. CRADA related expenses could nearly double in this fiscal year versus last year, if our plan is realized. These expenses are associated primarily with increased patient accrual expenses from the clinical trial and design engineering expense associated with designing a more efficient bioreactor for vaccine production. Marketing, general and administrative expenses increased $57,000 in the three months ended December 31, 2001 versus the same period in fiscal 2000. The increase is attributed largely to increased compensation costs and expenses related to the Company's financing activities.

    OTHER EXPENSE, NET. Other Expense, Net consists of interest expense on the Company's long-term debt that was assumed pursuant to the Company's reorganization and interest on the short-term loans, primarily from affiliates. Interest expense for the first three months of fiscal 2001 was $105,000 higher than for the first three months of fiscal 2000 due to the increase in the amount of debt between the periods.

LIQUIDITY AND CAPITAL RESOURCES

    On December 31, 2001 the Company had a working capital deficit of $1,450,000 compared to a working capital deficit of $126,000 at September 30, 2001.

    During the three months ended December 31, 2001 and 2000, we utilized $38,000 and $73,000 of cash for capital expenditures.

    We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2001 and 2000 we incurred losses of $5,832,000 and $1,884,000. During fiscal year 2001 and 2000, we used $2,070,000 and $2,216,000 of cash flow for operations. During the quarter ended December 31, 2001 we incurred a loss of $1,533,000 and used $223,000 of cash flow for operations. We have been meeting our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

    During the three months ended December 31, 2001 the Company obtained additional loans aggregating approximately $625,000; these loans bear interest at 7.5%, are due on various dates through October 15, 2002 and are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 52,500 warrants with an exercise price of $2.50 per share and 52,500 warrants with an exercise price of $5.00 per share to a third party who assisted in the financing.

    In December 2001 an individual loaned the Company $150,000, under a note payable that bears interest at 7.5%, is due December 19, 2003 and is convertible into shares of the Company's common stock at $3.00 per share at the holder's option, if the Company wishes to pay amounts under the loan before maturity. In connection with the note the Company issued warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share.

    In September 2001, we successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company is currently in negotiations with the NCI to reduce this and other financial requirements and has not yet made the second quarterly payment for the quarter ended December 31, 2001. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

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


                                    BIOVEST INTERNATIONAL, INC.

Date:   February 13, 2002           /s/ Dr. Christopher Kyriakides
        -----------------           -------------------------------
                                    Dr. Christopher Kyriakides
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

Date:   February 13, 2002           /s/ Thomas F. Belleau
        -----------------           ----------------------
                                    Thomas F. Belleau
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)