Form 10QSB
period 2002-03-31
BIOVEST INTERNATIONAL INC
filed 2002-05-15
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

         At May 13, 2002, there were 9,629,696 shares of the registrant's Common Stock, no par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                              (check one) Yes     No  X
                                              ---    ---

INDEX
BIOVEST INTERNATIONAL, INC.

                                                                                                          PAGE
PART I. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Balance Sheet as of March 31, 2002..............................................................  3

          Statements of Operations for the Three Months and Six Months ended March 31, 2002 and 2001......  4

          Statements of Cash Flows for the Six Months ended March 31, 2002 and 2001.......................  5

          Notes to Financial Statements...................................................................  6


     ITEM 2.  Management's Discussion and Analysis or Plan
                  of Operations........................................................................... 15


PART II.   OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K........................................................... 20

              Signatures................................................................................. 20

 PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.

                                           BALANCE SHEET                                   MARCH 31, 2002
                                              ASSETS                                         (UNAUDITED)
                                           -------------                                   --------------
 Current assets
   Cash                                                                                    $      194,000
   Accounts receivable, net of $110,000 allowance for doubtful accounts                         1,444,000
   Costs and estimated earnings in excess of billings on uncompleted contracts                    285,000
   Inventories                                                                                  1,785,000
   Other                                                                                          225,000
                                                                                          ----------------
     Total current assets                                                                       3,933,000
 Property, plant and equipment, net                                                             1,161,000
 Other assets:
   Inventories                                                                                    159,000
   Patents and trademarks, net                                                                    818,000
   Other assets                                                                                     9,000
   Reorganization value in excess of amounts allocable to identifiable assets, net              2,194,000
                                                                                          ----------------
                                                                                           $    8,274,000
                                                                                          =================
                        LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Notes payable                                                                           $    2,446,000
   Current portion of long-term debt                                                              145,000
   Accounts payable                                                                             1,046,000
   Customer deposits                                                                              527,000
   Accrued liabilities
      Compensation and related taxes                                                            1,475,000
      Other                                                                                       604,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                    211,000
                                                                                          ----------------
      Total current liabilities                                                                 6,454,000
 Long-term debt                                                                                   265,000
 Commitments and contingencies                                                                         --
 Shareholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and
      outstanding                                                                                      --
   Common stock, $.01 par value, 50,000,000 shares authorized;
      9,629,696 shares issued and outstanding                                                      96,000
   Additional paid-in capital                                                                  12,083,000
   Accumulated deficit                                                                        (10,374,000)
   Stock subscription receivable                                                                 (250,000)
                                                                                          ----------------
    Total shareholders' equity
                                                                                                1,555,000
                                                                                          ----------------
                                                                                          $     8,274,000
                                                                                          ================

 The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS           THREE MONTHS           SIX MONTHS            SIX MONTHS
                                                    ENDED                  ENDED                 ENDED                 ENDED
                                                MARCH 31, 2002         MARCH 31, 2001        MARCH 31, 2002        MARCH 31, 2001
                                             -------------------   -------------------   -------------------   -------------------
Revenues
  Contract production services               $        1,232,000    $        1,365,000          $  3,049,000          $  3,034,000
  Consumable sales                                    1,041,000               457,000             1,332,000               914,000
  System sales                                          486,000               410,000               950,000               878,000
  Other                                                  86,000                90,000               180,000               234,000
                                             -------------------   -------------------   -------------------   -------------------

  Total revenues                                      2,845,000             2,322,000             5,511,000             5,060,000

Operating costs and expenses
  Cost of sales                                       2,192,000             1,789,000             4,138,000             3,518,000
  Research and development                              448,000               578,000             1,501,000               920,000
  Marketing, general and administrative               1,007,000             1,539,000             2,101,000             2,576,000
                                             -------------------   -------------------   -------------------   -------------------

  Total operating costs and expenses                  3,647,000             3,906,000             7,740,000             7,014,000
                                             -------------------   -------------------   -------------------   -------------------

Loss from operations                                   (802,000)           (1,584,000)           (2,229,000)           (1,954,000)

Other income (expense)
  Interest expense, net                                (126,000)              (28,000)             (232,000)              (39,000)
                                             -------------------   -------------------   -------------------   -------------------

Net loss                                     $         (928,000)    $      (1,612,000)         $ (2,461,000)         $ (1,993,000)
                                             ===================   ===================   ===================   ===================

Net loss per common share-basic and diluted  $             (.10)    $            (.18)         $       (.26)         $       (.22)
                                             ===================   ===================   ===================   ===================
Weighted average number of common shares
  outstanding- basic and diluted                      9,629,696             9,163,879             9,629,147             9,151,291
                                             ===================   ===================   ===================   ===================



   The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                                           MARCH 31, 2002       MARCH 31, 2001
                                                                                           --------------       --------------
Cash flows from operating activities
   Net loss                                                                                 $(2,461,000)        $(1,993,000)
   Adjustments to reconcile net loss to net cash (used in) operating activities
     Depreciation                                                                                96,000              59,000
     Amortization                                                                               124,000             131,000
     Issuance of common stock, options and warrants for services                                 55,000             416,000
     Amortization of warrants related to debt                                                   148,000                --
     Changes in operating items:
         Accounts receivable                                                                    147,000            (290,000)
         Costs and estimated earnings in excess of billings on uncompleted contracts            303,000             163,000
         Inventories                                                                            102,000            (172,000)
         Other                                                                                  267,000              32,000
         Accounts payable and accrued liabilities                                               129,000             711,000
         Customer deposits                                                                      481,000               1,000
         Billings in excess of costs and estimated earnings on uncompleted contracts             94,000             323,000
                                                                                            -----------         -----------
           Net cash used in operating activities                                               (515,000)           (619,000)
                                                                                            -----------         -----------
Cash flows from investing activities
   Capital expenditures                                                                        (243,000)           (184,000)
                                                                                            -----------         -----------
           Net cash used in investing activities                                               (243,000)           (184,000)
                                                                                            -----------         -----------
Cash flows from financing activities
   Proceeds from short-term borrowings                                                        1,250,000             500,000
   Repayment of short-term borrowings                                                          (200,000)               --
   Principal payments on long-term debt                                                         (68,000)            (70,000)
   Financing Costs                                                                              (30,000)               --
   Stock subscription                                                                              --               (33,000)
                                                                                            -----------         -----------
          Net cash provided by financing activities                                             952,000             397,000
                                                                                            -----------         -----------
Net increase (decrease) in cash                                                                 194,000            (406,000)
Cash at beginning of period                                                                        --               548,000
                                                                                            -----------         -----------
Cash at end of period                                                                       $   194,000         $   142,000
                                                                                            -----------         -----------
Cash paid for interest                                                                      $    28,000         $    21,000
                                                                                            ===========         ===========

The accompanying notes are an integral part of these financial statements.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1) DESCRIPTION OF THE COMPANY

Except as indicated otherwise, the term the "Company" refers to Biovest International, Inc.

         The Company is a biotechnology company focused on production and contract manufacturing of biologic drugs and products from small through commercial scale. It has historically developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. While continuing this business, management has chosen to re-orient the Company's focus, assets and operations to increase contract cell production and biologic drug development and ownership. The Company's first drug product, a personalized immunotherapeutic for the most common and fastest-growing form of hematologic cancer, known as B-cell Non-Hodgkin's lymphoma, is currently in a Phase III FDA-approved pivotal licensing trial.

(2) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the financial statements.

         Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2001.

         As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

         Fresh-start reporting resulted in material changes to the Company's balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting,

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

valuation of liabilities pursuant to provisions of the Company's Modified First Amended Plan of Reorganization ("Plan") and valuation of equity based on the reorganization value of the ongoing business.

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

NET LOSS PER COMMON SHARE

         Net loss per share of common stock is computed using the weighted average number of outstanding common shares. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         The Company will continue to amortize the reorganization value in excess of amounts allocable to identifiable assets under its current method until the date of adoption, which will be October 1, 2002, at which time amortization will no longer be recognized. By the end of the year of implementation the Company will have completed a transitional fair value based impairment test of goodwill. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board Opinion 30,

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 will have no impact on the Company's operating results or financial position.

(3) GOING CONCERN

         During the six months ended March 31, 2002 the Company incurred a net loss of $2,461,000. At March 31, 2002 the Company had a deficit in working capital of $2,521,000. The Company has been meeting its cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

         In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of a patient-specific immunotherapeutic for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for the Company to pay $530,000 quarterly to the NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which requires a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Successful development of the immunotherapeutic, if approved by the FDA, from Phase III clinical trials through commercialization, will commit the Company to several years of significant expenditures before revenues are expected to be realized.

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

         There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to the Company. The net losses incurred and the need for additional funding raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(4) DETAILS TO BALANCE SHEET

CONCENTRATION OF CREDIT RISK

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. One customer accounted for 14% of revenues for the six months ended March 31, 2002, a different customer accounted for 10% of the Company's trade accounts receivable balance at March 31, 2002. Two customers accounted for 12% and 11% of revenues for the six months ended March 31, 2001.

         A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 49% and 42% for the six months ended March 31, 2002, and 2001, respectively. For the six months ended March 31, 2002, two foreign countries accounted for 16% and 11% of total revenues. For the six months ended March 31, 2001, two foreign countries accounted for 12% and 11% of total revenues.


INVENTORIES

          Inventories consist of the following:

                                                   MARCH 31, 2002
                                                   --------------

               Finished goods.........               $ 292,000
               Work-in-process........                 118,000
               Raw materials..........               1,534,000
                                                    ----------
                                                     1,944,000
               Less non-current portion               (159,000)
                                                    ----------

                                                    $1,785,000
                                                    ==========

         The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to March 31, 2002. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

(5) NOTES PAYABLE

         During the three month periods ended March 31, 2002 and December 31, 2001, the Company obtained additional loans, with a term of one year, aggregating approximately $475,000 and $625,000,

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

respectively; these loans bear interest at 7.5%, are due on various dates through January 31, 2003 and are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 100,000 warrants with an exercise price of $2.50 per share and 100,000 warrants with an exercise price of $5.00 per share to a third party who assisted in the financing. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk-free interest rates ranging from 3.47% to 4.38%; expected volatility of 100%; and term of five years, was estimated to be $154,000. The Company also paid a commission of $30,000 to the third party who assisted with the financing. The value of the warrants and commission are being amortized over the life of the loans which results in a higher effective interest rate.

         In December 2001, an individual loaned the Company $150,000, under a note payable that bears interest at 7.5%, is due December 19, 2003 and is convertible into shares of the Company's common stock at $3.00 per share at the holder's option, if the Company wishes to pay amounts under the loan before maturity. In connection with the note, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free interest rate of 4.45%; expected volatility of 100%; and a term of five years, was estimated to be $35,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

(6) LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at March 31, 2002:

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Promissory note payable to Internal Revenue Service, with
 interest of 8% per annum, payable in monthly installments of
 $11,095, including interest through February 1, 2004 and $320
 per month thereafter through February 1, 2005..................      $ 239,000
Promissory note payable to State of Minnesota, with interest of
 8% per annum, payable in monthly installments of $2,700,
 including interest through February 1, 2005....................         84,000
Amounts payable to regulatory agencies (i)......................         87,000
                                                                       --------

                                                                        410,000

Less current portion of long-term debt..........................        145,000
                                                                       --------
                                                                       $265,000
                                                                       ========

(i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $94,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. During fiscal 2001, the Company was assessed $7,000, which was paid in full, by one of these agencies, but promissory notes with the others have not been signed.

         At March 31, 2002, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2002-$71,000; 2003-$151,000; 2004-$86,000;
2005-$14,000; 2006-none and subsequent years- $88,000.


(7) SHAREHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

         During the three months ended December 31, 2001 the Company granted 2,084,000 stock options to certain executive officers and employees. The options have an exercise price of $1.50 per share and a five year term. With respect to the options granted to certain executive officers, half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of the grant. Those granted to other employees are exercisable over a ten year term and vest one- third each year, on the anniversary of the grant, after the first year.

         During October 2001 the Company granted 100,000 stock options to an outside director for

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

         During December 2001 the Company's Board of Directors approved the issuance of warrants to purchase 50,000 shares of its common stock at $2.50 per share to a shareholder for consulting services to the Company. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.49%; expected volatility of 100%; and expected life of five years. Based upon the fair value of the warrants, the Company recorded $42,000 of expense as the total value of services rendered. The Board of Directors also approved entering into an agreement with the consultant whereby the consultant would be issued additional warrants if certain events occur.

         During the three months ended December 31, 2001 the Company issued 250,000 warrants in connection with various notes payable - see Note 5.

         During February 2002, the Company granted a total of 100,000 stock options to purchase common stock to 21 employees. The options have an exercise price of $2.25 per share and a ten year term; one third are exercisable each year on the anniversary date of the grant.

COMMON STOCK ISSUED FOR SERVICES

         During the three months ended December 31, 2001, the Company issued 10,000 shares of common stock as employee compensation. The shares were valued at $1.25 per share, which resulted in approximately $13,000 of expense.

(8) INCOME TAXES

         No provision for income taxes has been recorded for the six months ended March 31, 2002 and 2001 due to the losses incurred during the periods. At March 31, 2002, the Company has net operating loss carryforwards of approximately $48,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

(9) COMMITMENTS AND CONTINGENCIES

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

         In September 2001 the Company successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of a patient-specific immunotherapeutic for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for the Company to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials and a requirement to meet certain staffing commitments. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which requires a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. The terms of the CRADA provide for the Company to be granted an exclusive option to negotiate with the NCI for a license to commercialize certain intellectual property resulting from the research conducted pursuant to the CRADA. There can be no assurance that research under the CRADA will be successful or, if it is successful, that the Company will be able to negotiate a license on favorable terms. In addition, the Company may not be able to derive any revenue from a license for a number of years.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


         During fiscal 2001 the Company received one payment of $50,000, which was recorded as other income in the statement of operations. The Company also recorded $50,000 of other expense related to professional fees that were contingent upon a settlement being negotiated and paid.

         During fiscal 2002 the Company received one payment of $100,000, which was recorded as other income in the statement of operations. The Company also recorded $80,000 of other expense related to professional fees.

         The Company and the defendant also entered into a royalty agreement whereby the defendant is to pay a royalty to the Company of three percent of its product sales up to an aggregate of $3,000,000 in total royalty payments. There were no product sales through the quarter ended March 31, 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

         In assessing the recoverability of the Company's amounts recorded as reorganization value in excess of amounts allocable to identifiable assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record impairment charges for these assets.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing and consumer demand, competition, other uncertainties in the markets for biotechnology products and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

RESULTS OF OPERATIONS

         REVENUES. Revenues for the three and six months ended March 31, 2002 of $2,845,000 and $5,511,000 were up 23% and 9% from $2,322,000 and $5,060,000 for the three and six months ended March 31, 2001. Contract cell culture production services for the three months ended March 31, 2002 decreased 10% from $1,365,000 to $1,232,000, while for the six months ended March 31,2002 revenues from these services increased marginally. Consumable sales for the three and six months ended March 31, 2002 increased 128% and 46% from $457,000 and $914,000 to $1,041,000 and $1,332,000, respectively.

         GROSS MARGIN. The overall gross margin for the second quarter of fiscal year 2002 and the comparable quarter last year was 23%. The lack of improvement is due to the change in product mix for the second quarter of fiscal 2002 compared to a year ago and continuing facility rearrangements. The overall gross margin for the six months of fiscal year 2002 decreased versus the comparable period last year from 31% to 25%. The decrease is primarily the result of production interruptions initiated by customers combined with certain facility rearrangements.

         OPERATING EXPENSES. Research and development expenses for the three and six months ended March 31, 2002 decreased approximately $130,000 and increased $581,000 or approximately 22% and 63% versus last year, due to increased expenses for the CRADA, offset by the effect of the amendment, amounting to $566,000, and reflected in the quarter ended March 31, 2002. CRADA expenses for the three and six months ended March 31, 2002 were approximately $270,000 and $1,263,000, respectively. These expenses are associated primarily with designing a more efficient bioreactor for vaccine production and administrative expense associated with the Phase III clinical trial. Marketing, general and administrative expenses decreased $532,000 in the three months ended March 31, 2002 versus the same period in fiscal 2001. The decrease is attributed largely to reduced professional services and consulting expenses and expenses related to the Company's financing activities. Marketing, general and administrative expenses decreased $475,000 in the six months ended March 31, 2002 as a result of the reduction of expenses in the second fiscal quarter described above.

         OTHER EXPENSE, NET. Other Expense, Net consists of interest expense on the Company's long-term debt that was assumed pursuant to the Company's reorganization and interest on the short-term loans from affiliates. Interest expense for the first half of fiscal 2002 was $193,000 higher than for the first half of fiscal 2001 due to the increase in the amount of debt and higher interest amortization from the value of the additional warrants issued between the periods.


LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2002 the Company had a working capital deficit of $2,521,000 compared to a working capital deficit of $126,000 at September 30, 2001. Current assets decreased by $706,000 at March 31, 2002 versus September 30, 2001, while current liabilities increased $1,689,000 comparing the same periods. Notes payable increased $1,000,000 and accrued liabilities increased $557,000 in the six month period ending March 31, 2002.

         During the six months ended March 31, 2002 and 2001, we utilized $243,000 and $184,000 of cash for capital expenditures.

         We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2001 and 2000 we incurred losses of $5,832,000 and $1,884,000. During fiscal year 2001 and 2000, we used $2,070,000 and $2,216,000 of cash flow for operations. During the six months ended March 31, 2002 we incurred a loss of $2,461,000 and used $515,000 of cash flow for operations. We have been meeting our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

         During the three month periods ended March 31, 2002 and December 31, 2001 the Company obtained additional loans, with a one year term, aggregating approximately $475,000 and $625,000, respectively; these loans bear interest at 7.5%, are due on various dates through January 31, 2003 and are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 100,000 warrants with an exercise price of $2.50 per share and 100,000 warrants with an exercise price of $5.00 per share to a third party who assisted in the financing.

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

         In September 2001, we successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of a patient specific immunotherapeutic for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which requires a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Successful development of the immunotherapeutic, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues are expected to be realized.

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

         There is no assurance that the additional funds, which are required, can be obtained on terms acceptable or favorable to us. Substantial delays in obtaining such financing would have an adverse effect on our ability to perform under the CRADA.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K.

         Report on Form 8-K filed on April 3, 2002, regarding change in Registrant's certifying accountant.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                             BIOVEST INTERNATIONAL, INC.
                             ---------------------------
                             (Registrant)



Date: May 15, 2002              /s/ Dr. Christopher Kyriakides
                                ------------------------------------------------
                                 Dr. Christopher Kyriakides
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)

Date: May 15, 2002              /s/ Thomas F. Belleau
                                ------------------------------------------------
                                  Thomas F. Belleau
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)