Form 10QSB/A
period 2002-03-31
BIOVEST INTERNATIONAL INC
filed 2002-05-24
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB/A


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

         During the six months ended March 31, 2002 the Company issued 250,000 warrants in connection with various notes payable - see Note 5.

         During February 2002, the Company granted a total of 100,000 stock options to purchase common stock to 21 employees. The options have an exercise price of $2.25 per share and a ten year term; one third are exercisable each year on the anniversary date of the grant. Distribution of these option grants will be delayed until the Company receives stockholder approval for an increase in the number of shares authorized under the 2000 Stock Option Plan.

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




                             BIOVEST INTERNATIONAL, INC.
                             ---------------------------
                             (Registrant)



Date: May 24, 2002              /s/ Dr. Christopher Kyriakides
                                ------------------------------------------------
                                 Dr. Christopher Kyriakides
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)

Date: May 24, 2002              /s/ Thomas F. Belleau
                                ------------------------------------------------
                                  Thomas F. Belleau
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)