Form 10QSB
period 2002-06-30
BIOVEST INTERNATIONAL INC
filed 2002-08-19
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

         At August 12, 2002, there were 9,816,363 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                              (check one) Yes    No  X

INDEX
BIOVEST INTERNATIONAL, INC.

                                                                                                          PAGE
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Balance Sheet as of June 30, 2002...............................................................  3

          Statements of Operations for the Three and Nine Months ended June 30, 2002 and 2001.............  4

          Statements of Cash Flows for the Nine Months ended June 30, 2002 and 2001.......................  5

          Notes to Financial Statements...................................................................  6


     ITEM 2.  Management's Discussion and Analysis or Plan
              of Operations............................................................................... 18


PART II.   OTHER INFORMATION

      ITEM  6.  Exhibits and Reports on Form 8-K.......................................................... 23
                Signatures................................................................................ 23

 PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.

                                           BALANCE SHEET                                              JUNE 30, 2002
                                              ASSETS                                                   (UNAUDITED)
                                              ------                                                 --------------
 Current assets
   Cash                                                                                              $     554,000
   Accounts receivable, net of $110,000 allowance for doubtful accounts                                  2,135,000
   Costs and estimated earnings in excess of billings on uncompleted contracts                              94,000
   Inventories                                                                                           1,512,000
   Stock subscription receivable                                                                           200,000
   Other                                                                                                   162,000
                                                                                                     -------------
     Total current assets                                                                                4,657,000
 Property, plant and equipment, net                                                                      1,190,000
 Other assets:
   Inventories                                                                                            135,0000
   Patents and trademarks, net                                                                             787,000
   Other assets                                                                                                  -
   Reorganization value in excess of amounts allocable to identifiable assets, net                       2,163,000
                                                                                                     -------------
                                                                                                     $   8,932,000
                                                                                                     =============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
 Current liabilities
   Notes payable                                                                                     $   2,482,000
   Current portion of long-term debt                                                                        27,000
   Accounts payable                                                                                      1,283,000
   Customer deposits                                                                                       159,000
   Accrued liabilities
      Compensation and related taxes                                                                     1,744,000
      Other                                                                                                753,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                             492,000
                                                                                                     -------------
      Total current liabilities                                                                          6,940,000
 Long-term debt                                                                                            137,000
 Commitments and contingencies                                                                                  --
 Shareholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and
      outstanding                                                                                               --
   Common stock, $.01 par value, 50,000,000 shares authorized;
      9,816,363 shares issued and outstanding                                                               98,000
   Additional paid-in capital                                                                           13,426,000
   Accumulated deficit                                                                                 (11,419,000)
   Stock subscription receivable                                                                          (250,000)
                                                                                                     -------------
    Total shareholders' equity                                                                           1,855,000
                                                                                                     -------------
                                                                                                     $   8,932,000
                                                                                                     =============

 The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS          THREE MONTHS         NINE MONTHS        NINE MONTHS
                                                           ENDED                  ENDED               ENDED              ENDED
                                                       JUNE 30, 2002          JUNE 30, 2001       JUNE 30, 2002      JUNE 30, 2001
                                                      ---------------        ---------------     ---------------    ---------------
Revenues
  Contract production services                        $    2,335,000         $    1,661,000       $  5,384,000       $  4,695,000
  Consumable sales                                           775,000                579,000          2,107,000          1,493,000
  System sales                                               317,000                366,000          1,267,000          1,244,000
  Other                                                       93,000                157,000            273,000            391,000
                                                      --------------         --------------       ------------       ------------
  Total revenues                                           3,520,000              2,763,000          9,031,000          7,823,000
                                                      --------------         --------------       ------------       ------------

Operating costs and expenses
  Cost of sales                                            2,423,000              1,867,000          6,561,000          5,385,000
  Research and development                                   557,000                988,000          2,058,000          1,908,000
  Marketing, general and administrative                    1,638,000              1,413,000          3,739,000          3,989,000

                                                      --------------         --------------       ------------       ------------
  Total operating costs and expenses                       4,618,000              4,268,000         12,358,000         11,282,000
                                                      --------------         --------------       ------------       ------------
Loss from operations                                      (1,098,000)            (1,505,000)        (3,327,000)        (3,459,000)


Other income (expense)
  Sale of trademark                                          175,000                     --            175,000                 --
  Interest expense, net                                     (122,000)               (60,000)          (354,000)           (99,000)
                                                      --------------         --------------       ------------       ------------
Net loss                                              $   (1,045,000)        $   (1,565,000)      $ (3,506,000)      $ (3,558,000)
                                                      ==============         ==============       ============       ============
Net loss per common share-basic and diluted           $         (.11)        $         (.17)      $       (.36)      $       (.39)
                                                      ==============         ==============       ============       ============
Weighted average number of common shares
  outstanding- basic and diluted                           9,663,469              9,260,423          9,640,587          9,187,668
                                                      ==============         ==============       ============       ============



The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS            NINE MONTHS
                                                                                            ENDED                  ENDED
                                                                                        JUNE 30, 2002          JUNE 30, 2001
                                                                                        -------------          -------------
Cash flows from operating activities
   Net loss                                                                              $(3,506,000)           $(3,558,000)
   Adjustments to reconcile net loss to net cash (used in) operating activities
     Depreciation                                                                            175,000                 88,000
     Amortization                                                                            186,000                230,000
     Issuance of common stock, options and warrants for services                             790,000              1,038,000
     Amortization of warrants related to debt                                                293,000                     --
     Gain on sale of subsidiary assets                                                      (321,000)                    --
     Changes in operating items:
         Accounts receivable                                                                (544,000)              (210,000)
         Costs and estimated earnings in excess of billings on uncompleted contracts         494,000                 34,000
         Inventories                                                                         399,000                 78,000
         Other                                                                               339,000                 96,000
         Accounts payable and accrued liabilities                                            763,000              1,137,000
         Customer deposits                                                                   113,000                (23,000)
         Billings in excess of costs and estimated earnings on uncompleted contracts         375,000                488,000
                                                                                         -----------            -----------
           Net cash used in operating activities                                            (444,000)              (602,000)
                                                                                         -----------            -----------
Cash flows from investing activities
   Capital expenditures                                                                     (350,000)              (274,000)
    Proceeds from sale of assets                                                             342,000                     --
                                                                                         -----------            -----------
           Net cash used in investing activities                                              (8,000)              (274,000)
                                                                                         -----------            -----------
Cash flows from financing activities
   Proceeds from short-term borrowings                                                     1,250,000                600,000
   Repayment of short-term borrowings                                                       (200,000)                    --
   Proceeds from sale of common stock                                                        500,000                510,000
   Principal payments on long-term debt                                                     (314,000)              (103,000)
   Financing costs                                                                           (30,000)                    --
   Stock subscription                                                                       (200,000)               (33,000)
                                                                                         -----------            -----------
          Net cash provided by financing activities                                        1,006,000                974,000
                                                                                         -----------            -----------
Net increase in cash                                                                         554,000                 98,000
Cash at beginning of period                                                                       --                548,000
                                                                                         -----------            -----------
Cash at end of period                                                                    $   554,000            $   646,000
                                                                                         ===========            ===========
Cash paid for interest                                                                   $    43,000            $    21,000
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

         Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2001.

         As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


recognized as a cumulative effect of a change in accounting principle.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 will have no impact on the Company's operating results or financial position.

(3)      GOING CONCERN

         During the nine months ended June 30, 2002 the Company incurred a net loss of $3,506,000. At June 30, 2002 the Company had a deficit in working capital of $2,283,000. The Company has been meeting its cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

         In September 2001, the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of a patient-specific immunotherapeutic for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for the Company to pay $530,000 quarterly to the NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first required payment in the quarter ended September 30, 2001.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


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


(4)      CONCENTRATION OF CREDIT RISK/GEOGRAPHIC INFORMATION

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. One customer accounted for 14% of revenues for the nine months ended June 30, 2002, two different customers accounted for 31% and 19% of the Company's trade accounts receivable balance at June 30, 2002. One customer accounted for 24% of revenues for the nine months ended June 30, 2001.

         A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 46% and 27% for the nine months ended June 30, 2002, and 2001, respectively. For the nine months ended June 30, 2002, two foreign countries accounted for 10% and 11% of total revenues. For the nine months ended June 30, 2001, no foreign countries accounted for 10% or more of total revenues.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


(5)      INVENTORIES


          Inventories consist of the following:

                                                   JUNE 30, 2002
                                                   -------------

                    Finished goods..........        $  320,000
                    Work-in-process........            121,000
                    Raw materials...........         1,206,000
                                                    ----------
                                                     1,647,000
                    Less non-current portion          (135,000)
                                                    ----------
                                                    $1,512,000
                                                    ==========

         The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to June 30, 2002. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

(6)      NOTES PAYABLE

         During the nine month period ended June 30, 2002, the Company obtained additional loans, with a term of one year, aggregating approximately $1,100,000; these loans bear interest at 7.5% per annum, and mature on various dates through January 31, 2003. These notes are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 100,000 warrants with an exercise price of $2.50 per share and 100,000 warrants with an exercise price of $5.00 per share to a third party who assisted in obtaining this financing. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk-free interest rates ranging from 3.47% to 4.38%; expected volatility of 100%; and term of five years, was estimated to be $154,000. The Company also paid a commission of $30,000 to the third party who assisted with the financing. The value of the warrants and commission are being amortized over the life of the loans which results in a higher effective interest rate.

         In December 2001, an individual loaned the Company $150,000, under a note payable that bears interest at 7.5% per annum, is due December 19, 2003 and is convertible into shares of the Company's common stock at $3.00 per share at the holder's option, if the Company wishes to pay amounts under the loan before maturity. In connection with the note, the Company issued

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free interest rate of 4.45%; expected volatility of 100%; and a term of five years, was estimated to be $35,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

(7)      LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at June 30, 2002:


Promissory note payable to State of Minnesota, with interest of 8% per annum, payable in monthly installments of $2,700,
 including interest through February 1, 2005...................      77,000
Amounts payable to regulatory agencies (a).....................      87,000
                                                                   --------
                                                                    164,000
Less current portion of long-term debt.........................      27,000
                                                                   --------
                                                                   $137,000
                                                                   ========

(a) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $94,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. During fiscal 2001, the Company was assessed $7,000, which was paid in full, by one of these agencies, but promissory notes with the others have not been signed.

         During the fiscal quarter ended June 30, 2002 the Company paid $226,000 to completely extinguish the remaining balance on an 8% per annum promissory note payable to the Internal Revenue Service. The note was paid as part of the conditions to a sale of assets completed in the current quarter. See Note 8.

         At June 30, 2002, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2002-$6,000; 2003-$28,000; 2004-$30,000;
2005-$12,000; 2006-none and subsequent years- $88,000.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


(8)      SALE OF ASSETS

         During the quarter ended June 30, 2002 the Company consummated a sale of assets in an unconsolidated subsidiary, LSL Biolafitte, Inc., for $342,000. Since the reorganization the Company has sought to sell the assets of the subsidiary, but because of the foreign origin of the subsidiary's parent and the bankruptcy laws of that country, Biovest's title to the assets was unclear and in doubt. Given those circumstances, Biovest elected not to consolidate the operations and assets and liabilities of the subsidiary into their consolidated financial statements for fiscal year end 2000.

         When the ownership issues were finally resolved in early fiscal 2001, the Company entered into negotiations to sell the assets. Since the Company had a non-binding letter of intent, that was not finalized, the Company deemed control of the subsidiary temporary and operations of the subsidiary to be immaterial and did not consolidate it into the Company's financial statements for fiscal year end 2001.

         Final agreements were reached and the transaction was closed in June 2002. Clear title to a trademark sold as part of the assets could not be given until the lien on assets by the Internal Revenue Service (See Note 7.)was paid in full. Part of the proceeds of this transaction were paid directly to the IRS. The proceeds received and recorded values of the assets sold are as follows:


Cash in LSL Biolafitte, Inc.                   $ 4,000
Cash paid to Biovest                            84,000
Cash paid to IRS                               226,000
Accounts Receivable                             28,000
                                              --------
      Total Purchase Consideration            $342,000
                                              ========
Sale of Trademark                             $175,000
Receivable from LSL                            167,000
                                              --------
      Assets Sold                             $342,000
                                              ========

         A gain on sale of $321,000 was recorded in the quarter ended June 30, 2002; $175,000 from the sale of a trademark, which is reflected as "Other income" on the accompanying financial statements; $146,000 as a reversal of a previously recorded reserve for amounts owed to the Company by Biolafitte.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


(9)      SHAREHOLDERS' EQUITY

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

         During October 2001, the Company granted 100,000 stock options to an outside director for consulting services rendered during fiscal 2001. The options have an exercise price of $1.50 per share and a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of grant. Compensation expense for services rendered was recognized in the amount of $82,000 during the year ended September 30, 2001 based upon the estimated fair value of the options. The options were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 3.94%; expected volatility of 84%; and expected life of five years.


         During December 2001, the Company's Board of Directors approved the issuance of warrants to purchase 50,000 shares of its common stock at $2.50 per share to a shareholder for consulting services to the Company. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.49%; expected volatility of 100%; and expected life of five years. Based upon the fair value of the warrants, the Company recorded $42,000 of expense as the total value of services rendered. The Board of Directors also approved entering into an agreement with the consultant whereby the consultant would be issued additional warrants if certain events occur.


         During the six months ended March 31, 2002 the Company issued 250,000 warrants in connection with various notes payable - see Note 6.

         During February 2002, the Company granted a total of 100,000 stock options to purchase common stock to 21 employees. The options have an exercise price of $2.25 per share and a ten year term; one third are exercisable each year on the anniversary date of the grant. Distribution

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


of these option grants will be delayed until the Company receives stockholder approval for an increase in the number of shares authorized under the 2000 Stock Option Plan.

         In May 2002, the stockholder, who purchased additional common stock (See below), was hired as a consultant. He will receive $30,000 per year in cash compensation and a sign-on bonus of 250,000 warrants to purchase common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.52%; expected volatility of 75.9%; and expected life of three years. Based upon the fair value of the warrants, the Company recorded $412,500 of expense as the total value of the warrants.

         In May 2002, the Board of Directors voted to reprice warrants which were issued in connection with a one year, $1,000,000 loan made in August 2001. The original warrants were exercisable immediately over five years and were priced; 100,000 warrants at $5.00 per share and 100,000 at $10.00 per share. All other provisions of the warrant remain the same, but the exercise price in both tranches was reduced to $2.50 per share. The repricing of the warrants generates an additional expense which was calculated based upon the fair value of the new warrants as compared to the fair value of the original warrants on the date of the repricing. Accordingly, the Company recorded $109,000 of expense as the total additional value of the warrants.

         In May 2002, the Company granted 95,000 stock options to two employees. The Options have exercise prices of $1.50 to $2.75 per share, have a ten year term and are exercisable one-third each year on the anniversary of the grant date. Since the exercise prices are below the presumed market price of $3.00 per share there is potential compensation expense to the employees. However, since distribution of these option grants will be delayed until the Company receives stockholder approval for an increase in the number of shares authorized under the 2000 Stock Option Plan, any compensation expense will be determined by the market price of the common stock at time of distribution of the grants.

         In June 2002, as part of the compensation associated with certain employment agreements, the Board of Directors granted options to purchase 960,000 shares of common stock. Exercise prices for 460,000 of the options are priced at $3.00 per share, have a ten year term, and are exercisable one-third each year on the anniversary date of the grant. Exercise prices for 500,000 of the options are priced at $3.30 per share, have a five year life, with half the options exercisable six months from the date of the grant and the remaining options exercisable one year from the date of the grant. Distribution of these options will be delayed until the Company

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

receives stockholder approval for an increase in the number of shares authorized under the 2000 Stock Option Plan.

         In June 2002, the Company entered into a consulting agreement with an individual whose immediate compensation consists of a warrant to purchase 20,000 shares of common stock, vesting six months after the date of the agreement with a five year term. The warrants are exercisable as follows: 10,000 shares at $3.00 per share, 6,000 shares at $4.00 per share and 4,000 shares at $5.00 per share. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.10%; expected volatility of 75.9%; and expected life of four years. Based upon the fair value of the warrants, the Company recorded $26,000 as the total value of the warrants which will be amortized over the life of the consulting agreement.

COMMON STOCK PURCHASE

         In May 2002, a stockholder agreed to purchase 166,667 shares of common stock, together with 166,667 warrants to purchase shares of common stock at $3.00 per share, for $500,000. An initial payment of $300,000 was made in May 2002 and the remaining $200,000 prior to the issuance of these financial statements. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.52%; expected volatility of 75.9%; and expected life of four years. Based upon the fair value of the warrants, the Company recorded $237,000 of expense in conjunction with this transaction.

COMMON STOCK ISSUED FOR SERVICES

         During the three months ended December 31, 2001, the Company issued 10,000 shares of common stock as employee compensation. The shares were valued at $1.25 per share, which resulted in approximately $13,000 of expense.

         During the three months ended June 30, 2002, the Company issued 20,000 shares of common stock as employee compensation. The shares were valued at $3.00 per share, which resulted in $60,000 of expense.


(10)     INCOME TAXES

         No provision for income taxes has been recorded for the nine months ended June 30, 2002 and 2001 due to the losses incurred during the periods. At June 30, 2002, the Company has

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

net operating loss carryforwards of approximately $48,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in
2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

(11)     COMMITMENTS AND CONTINGENCIES

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


EMPLOYMENT AGREEMENTS

         In June 2002, the Company entered into several employment agreements with certain

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


employees. The agreements have terms of from two to five years, include options to purchase 960,000 shares of common stock and provide for annual salaries of from $65,000 to $360,000. First year annual salary compensation under the contracts is approximately $1,150,000 and approximately $5,290,000 over the terms of the contracts.


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

         The Company and the defendant also entered into a royalty agreement whereby the defendant is to pay a royalty to the Company of three percent of its product sales up to an aggregate of $3,000,000 in total royalty payments. There were no product sales through the quarter ended June 30, 2002.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues for the three and nine months ended June 30, 2002 of $3,520,000 and $9,031,000 were up 27% and 15% from $2,763,000 and $7,823,000 for the three and nine
months ended June 30, 2001. Contract cell culture production services for the three months ended June 30, 2002 increased 41% from $1,661,000 to $2,335,000, while for the nine months ended June 30, 2002 revenues from these services increased $689,000 or 15%. Consumable sales for the three and nine months ended June 30, 2002 increased 34% and 41% from $579,000 and $1,493,000 to $775,000 and
$2,107,000, respectively.

         GROSS MARGIN. The overall gross margin for the third quarter of fiscal year 2002 and the comparable quarter last year was 31% versus 32%. Sales and gross margin were adversely effected by a $598,000 write-down of sales due to a contamination discovered in a customer's product. The Company is in the process of determining the extent of the contamination and whether there will be further charges to the financial statements as a result. The overall gross margin for the nine months of fiscal year 2002 decreased versus the comparable period last year from 31% to 27%. The decrease is primarily the result of the third fiscal quarter contamination combined with the effect of certain facility rearrangements during the first two fiscal quarters of this year.

         OPERATING EXPENSES. Research and development expenses for the three months ended June 30, 2002 decreased $431,000 or approximately 44% versus last year, due to increased startup expenses for the CRADA last year versus this year. Research and development expenses for the nine months ended June 30, 2002 increased $150,000 or approximately 8% versus last year, due to the administrative costs of the clinical trial and fees to the NCI. CRADA expenses for the three and nine months ended June 30, 2002 were approximately $301,000 and $1,563,000, respectively. These expenses are associated primarily with designing a more efficient bioreactor for vaccine production and administrative expense associated with the Phase III clinical trial. Marketing, general and administrative expenses increased $225,000 in the three months ended June 30, 2002 versus the same period in fiscal 2001 due primarily to higher financing costs associated with warrant expense versus last year. Marketing, general and administrative expenses decreased $250,000 in the nine months ended June 30, 2002 as a result of the reduction in professional services expenses in the first fiscal half this year versus the same period last fiscal year.

         OTHER INCOME/EXPENSE. Other income includes $175,000 from the sale of a trademark which was part of the LSL Biolafitte, Inc. sale in the quarter ended June 30, 2002. Other expense consists of interest expense on the Company's short-term loans from affiliates. Interest expense for the three and nine months of fiscal 2002 was $62,000 and $255,000 higher than for the same periods of fiscal 2001 due to the increase in the amount of debt and higher interest amortization from the value of the additional warrants issued between the periods.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2002, the Company had a working capital deficit of $2,283,000 compared to a working capital deficit of $126,000 at September 30, 2001. Current assets increased by $18,000 at June 30, 2002 versus September 30, 2001, however current liabilities increased $2,175,000 comparing the same periods. Stock subscription receivable increased by $200,000, while notes payable increased $1,016,000 and accrued liabilities increased $763,000 in the nine month period ending June 30, 2002.

         During the nine months ended June 30, 2002 and 2001, we utilized $350,000 and $274,000 of cash for capital expenditures.

         We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2001 and 2000 we incurred losses of $5,832,000 and $1,884,000. During fiscal year 2001 and 2000, we used $2,070,000 and $2,216,000 of cash flow for operations. During the nine months ended June 30, 2002 we incurred a loss of $3,506,000 and used $444,000 of cash flow for operations. We have been meeting our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

         During the nine month period ended June 30, 2002, the Company obtained additional loans, with a one year term, aggregating approximately $1,100,000; these loans bear interest at 7.5%, are due on various dates through January, 2003 and are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 100,000 warrants with an exercise price of $2.50 per share and 100,000 warrants with an exercise price of $5.00 per share to a third party who assisted in the financing.

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

         In May 2002, a stockholder purchased 166,667 shares of common stock, together with 166,667 warrants to purchase shares of common stock at $3.00 per share, for $500,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                           BIOVEST INTERNATIONAL, INC.

                                           (Registrant)


Date:    August 19, 2002                   /s/ Dr. Christopher Kyriakides
         ---------------                   -------------------------------
                                           Dr. Christopher Kyriakides
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

Date:    August 19, 2002                   /s/ Thomas F. Belleau
         ---------------                   ----------------------
                                           Thomas F. Belleau
                                           Chief Financial Officer
                                           (Principal Financial and Accounting