Form 10QSB/A
period 2002-06-30
BIOVEST INTERNATIONAL INC
filed 2003-01-13
CIK 704384

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


                   8500 Evergreen Blvd., Minneapolis, MN 55433
                   -------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: 201-816-8900
                           ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At December 30, 2002, there were 9,816,363 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.


                  Transitional Small Business Disclosure Format
                              (check one) Yes No X

                                EXPLANATORY NOTE

The accompanying financial statements for the three and nine months ended June 30, 2002, have been restated to reflect a change in the estimated market price for the Company's stock. Since there is no market price for the Company's stock, an estimated price was used in Black-Scholes calculations relating to financing transactions occurring in May and June 2002. An estimated price of $3.00 per share was originally used. It has been determined that a price of $1.25 was more appropriate. The effect of such a change was $536,000 on operations. See Note 9 to Notes to the Financial Statements.

INDEX
BIOVEST INTERNATIONAL, INC.

                                                                                               PAGE
                                                                                               ----
PART I.    FINANCIAL INFORMATION

  ITEM 1. Financial Statements

    Balance Sheet as of June 30, 2002..........................................................  4

    Statements of Operations for the Three and Nine Months ended June 30, 2002 and 2001........  5

    Statements of Cash Flows for the Nine Months ended June 30, 2002 and 2001..................  6

    Notes to Financial Statements..............................................................  7


  ITEM 2. Management's Discussion and Analysis or Plan of Operations........................... 19


PART II.   OTHER INFORMATION

  ITEM 6. Exhibits and Reports on Form 8-K..................................................... 24

          Signatures........................................................................... 24

PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.

                                     BALANCE SHEET                                        JUNE 30, 2002
                                        ASSETS                                             (UNAUDITED)
                                        ------                                            -------------
Current assets
  Cash                                                                                    $     554,000
  Accounts receivable, net of $110,000 allowance for doubtful accounts                        2,135,000
  Costs and estimated earnings in excess of billings on uncompleted contracts                    94,000
  Inventories                                                                                 1,512,000
  Stock subscription receivable                                                                 200,000
  Other                                                                                         143,000
                                                                                          -------------
    Total current assets                                                                      4,638,000
Property, plant and equipment, net                                                            1,190,000
Other assets:
  Inventories                                                                                  135,0000
  Patents and trademarks, net                                                                   787,000
  Other assets                                                                                        -
  Reorganization value in excess of amounts allocable to identifiable assets, net             2,163,000
                                                                                          -------------
                                                                                          $   8,913,000
                                                                                          =============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities
  Notes payable                                                                           $   2,520,000
  Current portion of long-term debt                                                              27,000
  Accounts payable                                                                            1,283,000
  Customer deposits                                                                             159,000
  Accrued liabilities
     Compensation and related taxes                                                           1,744,000
     Other                                                                                      753,000
  Billings in excess of costs and estimated earnings on uncompleted contracts                   492,000
                                                                                          -------------
     Total current liabilities                                                                6,978,000
Long-term debt                                                                                  137,000
Commitments and contingencies                                                                        --
Shareholders' equity
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and
     outstanding                                                                                     --
  Common stock, $.01 par value, 50,000,000 shares authorized;
     9,816,363 shares issued and outstanding                                                     98,000
  Additional paid-in capital                                                                 12,876,000
  Accumulated deficit                                                                       (10,926,000)
  Stock subscription receivable                                                                (250,000)
                                                                                          -------------
   Total shareholders' equity                                                                 1,798,000
                                                                                          -------------
                                                                                          $   8,913,000
                                                                                          =============


The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS         THREE MONTHS        NINE MONTHS          NINE MONTHS
                                                        ENDED                ENDED               ENDED                ENDED
                                                    JUNE 30, 2002        JUNE 30, 2001       JUNE 30, 2002        JUNE 30, 2001
                                                  -----------------    -----------------   -----------------    -----------------
Revenues
  Contract production services                    $       2,335,000    $       1,661,000   $       5,384,000    $       4,695,000
  Consumable sales                                          775,000              579,000           2,107,000            1,493,000
  System sales                                              317,000              366,000           1,267,000            1,244,000
  Other                                                      93,000              157,000             273,000              391,000
                                                  -----------------    -----------------   -----------------    -----------------

  Total revenues                                          3,520,000            2,763,000           9,031,000            7,823,000
                                                  -----------------    -----------------   -----------------    -----------------
Operating costs and expenses
  Cost of sales                                           2,423,000            1,867,000           6,561,000            5,385,000
  Research and development                                  557,000              988,000           2,058,000            1,908,000
  Marketing, general and administrative                   1,170,000            1,413,000           3,271,000            3,989,000
                                                  -----------------    -----------------   -----------------    -----------------

  Total operating costs and expenses                      4,150,000            4,268,000          11,980,000           11,282,000
                                                  -----------------    -----------------   -----------------    -----------------

Loss from operations                                      (630,000)          (1,505,000)         (2,859,000)          (3,459,000)

Other income (expense)
  Sale of trademark                                         175,000               ------             175,000               ------
  Interest expense, net                                    (97,000)             (60,000)           (329,000)             (99,000)
                                                  -----------------    -----------------   -----------------    -----------------
Net loss                                          $       (552,000)    $     (1,565,000)   $     (3,013,000)    $     (3,558,000)
                                                  =================    =================   =================    =================
Net loss per common share-basic and diluted       $           (.06)    $           (.17)   $           (.31)    $           (.39)
                                                  =================    =================   =================    =================
Weighted average number of common shares
  outstanding- basic and diluted                          9,663,469            9,260,423           9,640,587            9,187,668
                                                  =================    =================   =================    =================


The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS            NINE MONTHS
                                                                                            ENDED                  ENDED
                                                                                        JUNE 30, 2002          JUNE 30, 2001
                                                                                        -------------          -------------
Cash flows from operating activities
  Net loss                                                                              $ (3,013,000)          $ (3,558,000)
  Adjustments to reconcile net loss to net cash (used in) operating activities
    Depreciation                                                                              175,000                 88,000
    Amortization                                                                              186,000                230,000
    Issuance of common stock, options and warrants for services                               335,000              1,038,000
    Amortization of warrants related to debt                                                  255,000                 ------
    Gain on sale of subsidiary assets                                                       (321,000)                 ------
    Changes in operating items:
      Accounts receivable                                                                   (544,000)              (210,000)
      Costs and estimated earnings in excess of billings on uncompleted contracts             494,000                 34,000
      Inventories                                                                             399,000                 78,000
      Other                                                                                   339,000                 96,000
      Accounts payable and accrued liabilities                                                763,000              1,137,000
      Customer deposits                                                                       113,000               (23,000)
      Billings in excess of costs and estimated earnings on uncompleted contracts             375,000                488,000
                                                                                        -------------          -------------
        Net cash used in operating activities                                               (444,000)              (602,000)
                                                                                        -------------          -------------
Cash flows from investing activities
  Capital expenditures                                                                      (350,000)              (274,000)
  Proceeds from sale of assets                                                                342,000                 ------
                                                                                        -------------          -------------
        Net cash used in investing activities                                                 (8,000)              (274,000)
                                                                                        -------------          -------------
Cash flows from financing activities
  Proceeds from short-term borrowings                                                       1,250,000                600,000
  Repayment of short-term borrowings                                                        (200,000)                 ------
  Proceeds from sale of common stock                                                          500,000                510,000
  Principal payments on long-term debt                                                      (314,000)              (103,000)
  Financing costs                                                                            (30,000)                 ------
  Stock subscription                                                                        (200,000)               (33,000)
                                                                                        -------------          -------------
        Net cash provided by financing activities                                           1,006,000                974,000
                                                                                        -------------          -------------
Net increase in cash                                                                          554,000                 98,000
Cash at beginning of period                                                                    ------                548,000
                                                                                        -------------          -------------
Cash at end of period                                                                   $     554,000          $     646,000
                                                                                        =============          =============
Cash paid for interest                                                                  $      43,000          $      21,000
                                                                                        =============          =============


The accompanying notes are an integral part of these financial statements.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)    DESCRIPTION OF THE COMPANY

       Except as indicated otherwise, the term the "Company" refers to Biovest International, Inc.

       The Company is a biotechnology company focused on production and contract manufacturing of biologic drugs and products from small through commercial scale. It has historically developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. While continuing this business, management has chosen to re-orient the Company's focus, assets and operations to increase contract cell production and biologic drug development dand ownership. The Company's first drug product, a personalized immunotherapeutic for the most common and fastest-growing form of hematologic cancer, known as B-cell Non-Hodgkin's lymphoma, is currently in a Phase III FDA-approved pivotal licensing trial.

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

(3)    GOING CONCERN

       During the nine months ended June 30, 2002 the Company incurred a net loss of $3,013,000. At June 30, 2002 the Company had a deficit in working capital of $2,341,000. The Company has been meeting its cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


(5)    INVENTORIES


       Inventories consist of the following:

                                                   JUNE 30, 2002
                                                   -------------
               Finished goods..........              $ 320,000
               Work-in-process........                 121,000
               Raw materials...........              1,206,000
                                                   -------------
                                                     1,647,000
               Less non-current portion               (135,000)
                                                   -------------
                                                    $1,512,000
                                                   =============

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

(7)    LONG-TERM DEBT

       Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at June 30, 2002:

        Promissory note payable to State of Minnesota, with
          interest of 8% per annum, payable in monthly
          installments of $2,700, including interest through
          February 1, 2005.......................................      77,000
        Amounts payable to regulatory agencies (a)...............      87,000
                                                                   ------------
                                                                      164,000
        Less current portion of long-term debt...................      27,000
                                                                   ------------
                                                                     $137,000
                                                                   ============

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

       Final agreements were reached and the transaction was closed in June 2002. Clear title to a trademark sold as part of the assets could not be given until the lien on assets by the Internal Revenue Service (See Note 7.)was paid in full. Part of the proceeds of this transaction were paid directly to the IRS. The proceeds received and recorded values of the assets sold are as follows:

Cash in LSL Biolafitte, Inc.                                   $ 4,000
Cash paid to Biovest                                            84,000
Cash paid to IRS                                               226,000
Accounts Receivable                                             28,000
                                                            -----------
      Total Purchase Consideration                            $342,000
                                                            ===========
Sale of Trademark                                             $175,000
Receivable from LSL                                            167,000
                                                            -----------
      Assets Sold                                             $342,000
                                                            ===========

       A gain on sale of $321,000 was recorded in the quarter ended June 30, 2002; $175,000 from the sale of a trademark, which is reflected as "Other income" on the accompanying financial statements; $146,000 as a reversal of a previously recorded reserve for amounts owed to the

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Company by Biolafitte.

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

       In May 2002, the stockholder, who purchased additional common stock (See below), was hired as a consultant. He will receive $30,000 per year in cash compensation and a sign-on bonus of 250,000 warrants to purchase common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.52%; expected volatility of 75.9%; and expected life of three years. Based upon the fair value of the warrants, the Company recorded $412,500 of expense as the total value of the warrants. This amount has been subsequently restated to $119,000 of expense.

       In May 2002, the Board of Directors voted to reprice warrants which were issued in connection with a one year, $1,000,000 loan made in August 2001. The original warrants were exercisable immediately over five years and were priced; 100,000 warrants at $5.00 per share and 100,000 at $10.00 per share. All other provisions of the warrant remain the same, but the exercise price in both tranches was reduced to $2.50 per share. The repricing of the warrants generates an additional expense which was calculated based upon the fair value of the new warrants as compared to the fair value of the original warrants on the date of the repricing. Accordingly, the Company recorded $119,000 of expense as the total additional value of the warrants. This amount has been subsequently restated to $42,000 of expense.

       In May 2002, the Company granted 95,000 stock options to two employees. The Options have exercise prices of $1.50 to $2.75 per share, have a ten-year term and are exercisable one-third each year on the anniversary of the grant date. Since the exercise prices are below the presumed market price of $3.00 per share there is potential compensation expense to the employees. However, since distribution of these option grants will be delayed until the Company receives stockholder approval for an increase in the number of shares authorized under the 2000 Stock Option Plan, any compensation expense will be determined by the market price of the common stock at time of distribution of the grants.

       In June 2002, the Company entered into a consulting agreement with an individual whose immediate compensation consists of a warrant to purchase 20,000 shares of common stock, vesting six months after the date of the agreement with a five year term. The warrants are exercisable as follows: 10,000 shares at $3.00 per share, 6,000 shares at $4.00 per share and 4,000 shares at $5.00 per share. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.10%; expected volatility of 75.9%; and expected life of four years. Based upon the fair value of the warrants,

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


the Company recorded $26,000 as the total value of the warrants which will be amortized over the life of the consulting agreement. This amount has been subsequently restated to $7,000 of expense.

COMMON STOCK PURCHASE

       In May 2002, a stockholder agreed to purchase 166,667 shares of common stock, together with 166,667 warrants to purchase shares of common stock at $3.00 per share, for $500,000. An initial payment of $300,000 was made in May 2002 and the remaining $200,000 prior to the issuance of these financial statements. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.52%; expected volatility of 75.9%; and expected life of four years. Based upon the fair value of the warrants, the Company recorded $237,000 of expense in conjunction with this transaction. This amount has been subsequently restated to $66,000 of expense.

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

(10)   INCOME TAXES

       No provision for income taxes has been recorded for the nine months ended June 30, 2002 and 2001 due to the losses incurred during the periods. At June 30, 2002, the Company has net operating loss carryforwards of approximately $48,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


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

       OPERATING EXPENSES. Research and development expenses for the three months ended June 30, 2002 decreased $431,000 or approximately 44% versus last year, due to increased startup expenses for the CRADA last year versus this year. Research and development expenses for the nine months ended June 30, 2002 increased $150,000 or approximately 8% versus last year, due to the administrative costs of the clinical trial and fees to the NCI. CRADA expenses for the three and nine months ended June 30, 2002 were approximately $301,000 and $1,563,000, respectively. These expenses are associated primarily with designing a more efficient bioreactor for vaccine production and administrative expense associated with the Phase III clinical trial. Marketing, general and administrative expenses decreased $243,000 in the three months ended June 30, 2002 versus the same period in fiscal 2001 due primarily to lower financing costs associated with warrant expense versus last year. Marketing, general and administrative expenses decreased $718,000 in the nine months ended June 30, 2002 as a result of the reduction in professional services expenses and financing costs in the nine months this fiscal year versus the same period last fiscal year.

       OTHER INCOME/EXPENSE. Other income includes $175,000 from the sale of a trademark which was part of the LSL Biolafitte, Inc. sale in the quarter ended June 30, 2002. Other expense consists of interest expense on the Company's short-term loans from affiliates. Interest expense for the three and nine months of fiscal 2002 was $37,000 and $230,000 higher than for the same periods of fiscal 2001 due to the increase in the amount of debt and higher interest amortization from the value of the additional warrants issued between the periods.

LIQUIDITY AND CAPITAL RESOURCES

       On June 30, 2002, the Company had a working capital deficit of $2,283,000 compared to a working capital deficit of $126,000 at September 30, 2001. Current assets decreased by $1,000 at June 30, 2002 versus September 30, 2001, while current liabilities increased $2,213,000 comparing the same periods. Stock subscription receivable increased by $200,000, while notes payable increased $1,054,000 and accrued liabilities increased $763,000 in the nine month period ending June 30, 2002.

       During the nine months ended June 30, 2002 and 2001, we utilized $350,000 and $274,000 of cash for capital expenditures.

       We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2001 and 2000 we incurred losses of $5,832,000 and $1,884,000. During fiscal year 2001 and 2000, we used $2,070,000 and $2,216,000 of cash flow for operations. During the nine months ended June 30, 2002 we incurred a loss of $3,013,000 and used $444,000 of cash flow for operations. We have been meeting our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

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


                                          BIOVEST INTERNATIONAL, INC.
                                          ---------------------------
                                          (Registrant)


Date:    January 9, 2003                  /s/ Dr. Christopher Kyriakides
         ---------------                  ------------------------------
                                          Dr. Christopher Kyriakides
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)


Date:    January 9, 2003                  /s/ Thomas F. Belleau
         ---------------                  ---------------------
                                          Thomas F. Belleau
                                          Chief Financial Officer
                                          (Principal Financial and Accounting

I, Christopher Kyriakides, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB/A of Biovest International, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 9, 2003                         By:    /s/ Christopher Kyriakides
                                                      --------------------------
                                                      Christopher Kyriakides
                                                      Chief Executive Officer

I, Thomas F. Belleau, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB/A of Biovest International, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 9, 2003                            By:    /s/ Thomas F. Belleau
                                                      --------------------------
                                                         Thomas F. Belleau
                                                         Chief Financial Officer