Form 10KSB
period 2002-09-30
BIOVEST INTERNATIONAL INC
filed 2003-01-13
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---      OF 1934 for the fiscal year ended September 30, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                         Commission file number 0-11480

                           BIOVEST INTERNATIONAL, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

          Delaware                                    41-1412084
-------------------------------------                 ----------
    (State or other jurisdiction       (I.R.S. Employer Identification Number)
of incorporation or organization)

                   8500 Evergreen Blvd., Minneapolis, MN 55433
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 816-8900

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of
the Exchange Act:                             Common Stock, $.01 par value
                                             ------------------------------
                                                      (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year: $11,279,000


The aggregate market value of voting common stock held by nonaffiliates of the registrant as of December 27, 2002 was approximately $ N/A (Cannot be determined because the common stock has not begun trading since the Company's reorganization effective July 30, 1999.) The number of shares of common stock held by non-affiliates is 4,632,853

The number of shares outstanding of each of the registrant's classes of common stock, as of December 27, 2002 was: Common Stock, $.01 par value: 9,816,363 shares

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ x ] No [ ]

Transitional Small Business Disclosure format (check one) Yes [ ] No [ x ]

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

                                     PART I.


ITEM 1. DESCRIPTION OF BUSINESS


GENERAL

         Our company, Biovest International, Inc. is a biotechnology company focused on the production and contract manufacturing of biologic drugs and products from small through commercial scale. Biovest utilizes its patented biological production process, which it continues to further develop. Our first biologic product, a personalized immunotherapeutic for the most common and fastest-growing form of hematologic cancer, known as Non-Hodgkin's B-cell lymphoma, is currently in a Phase III FDA-approved licensing trial. The Company's capabilities in hollow fiber perfusion technology have resulted in our selection by the National Cancer Institute as the preferred producer on this initial Phase III trial. Our Company may also be involved in the production and commercial development of other products in the NCI's personalized cancer vaccine program. It is anticipated that personalized vaccine products for deadly diseases such as cancer and AIDS will develop as a clear trend in therapeutic biologic drugs, and the Company's ability to produce these drugs in scalable quantities increases our likelihood of involvement in this rapidly-expanding market. The Company is currently involved in negotiations for the production and potential ownership interest of other personalized immunotherapeutics for various cancers and other serious diseases. At the same time, the Company is continuing its contract production business, a field that is forecasted to expand with the expected increase of new biologic drugs making their way through the FDA approval pipeline, and maintaining and modernizing its line of patented, proprietary hollow fiber perfusion instruments.

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


         New management believed that the time was right to leverage our core production competency and technological superiority to obtain increased market share in production of biological drugs. In 2000, the NCI sought a production house with the technology to commercially produce an immunotherapeutic for Non-Hodgkin's lymphoma that was made from a patient's own tumors. We applied to the NCI to discuss involvement in this project. Already familiar with our hollow fiber instrumentation and our production capabilities, the NCI accepted our bid to produce the cancer immunotherapeutic. We were awarded a contract in June of 2000 for the production of the patient-specific supernatant immunotherapeutic for an FDA-approved Phase III clinical trial.

         On November 14, 2000, we were notified by the NCI that we had been selected to exclusively negotiate a Cooperative Research and Development Agreement for the development of an immunotherapeutic for the treatment of B-cell lymphomas and on September 4, 2001, we were officially awarded the CRADA with the NCI.

         If approved by the FDA, it is anticipated that this cancer immunotherapeutic will be produced at commercial production levels utilizing our proprietary cell culture production system. Because of the difficulties involved in receiving FDA clearance we may not receive FDA approval for any products and if we do receive FDA approval, we may not be able to produce the immunotherapeutic at commercial production levels. We expect that our production system will be utilized to satisfy all immunotherapeutic production requirements during the Phase III trials. In addition, as mentioned earlier, we are exploring and negotiating with various entities to apply our proprietary technology and instruments to the production and commercialization of other emerging biologic therapeutic drugs, including other personalized vaccines for cancers and other diseases.

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

         The Company originated in 1981 as a Minnesota-based corporation, furnishing hollow fiber perfusion cell culture instrumentation and biologic contract production services to researchers, biopharmaceuticals, and government agencies. Hollow fiber technology, we believe is the best-suited for many types of biologic production because it simulates human capillaries and provides an environment conducive to cell replication at high densities with advantages in processing, lead times and cost.

         We furthered our production capabilities in May of 2000 by acquiring the assets of Massachusetts-based Unisyn Technologies, Inc. Formerly a competitor of our Company, Unisyn provided clean room production capabilities in current Good Manufacturing Practices space utilizing isolation suites that are ideal for the therapeutic biologic manufacturing protocols. Unisyn further provided patented whole cell production technologies and, through its San Diego assembly plant, hollow fiber bioreactor and flow path production capabilities to support expanded cell production operations

         In 2000, the National Institutes of Health renewed its grant to us to manage and house the National Cell Culture Center, which provides cell culture production services to leading researchers and academic institutions throughout the United States. This five-year grant, originally placed with M.I.T. in the 1980's, has now been awarded to us three times in succession via a peer-reviewed competitive process.

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

         During fiscal years 2002 and 2001 we incurred net losses of $4,200,000 and $5,832,000, respectively, and used $297,000 and $2,070,000 of cash in operating activities. At September 30, 2002 we had a deficit in working capital of $1,055,000. During fiscal 2002, we met our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

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

         On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which requires a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 will resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA and we will lose the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

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

         We may not be able to obtain the additional funds that we require on terms acceptable or favorable to us, if at all. The net losses we have incurred and the need for additional funding raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

         On October 10, 1997, the Predecessor Company entered into an agreement with Unisyn, a hollow fiber perfusion technology systems company and a competitor, to form a combined new company. The Predecessor Company initiated a $3.8 million debt financing to serve as the bridge to the completion of the merger and a post-merger equity financing. Unisyn unilaterally terminated the merger on February 27, 1998.

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

         During that period, Biovest LLC, a biotechnology investment group, agreed to provide debtor-in-possession financing and fund a consensual plan of reorganization in exchange for equity control of our company. On July 7, 1999, the United States Bankruptcy Court, District of Minnesota, Third Division, confirmed our company's Modified First Amended Plan of Reorganization dated June 28, 1999, which became effective July 30, 1999. For financial reporting purposes, the effective date of the Plan is considered to be July 31, 1999, the Effective Date. See Note 4 in the notes to our Financial Statements.

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


         BIOLOGIC DRUG PREEMINENCE Historically, diagnostic and therapeutic health care products have been, and continue to be, predominantly developed and manufactured by pharmaceutical companies using chemical transmutation techniques or bacteria, fungi and yeast cell cultures processed in a stirred tank or fermentation system. During the 1980s, in connection with the advent of genetic engineering, a variety of additional and, for some purposes, more effective cell production technologies were also developed. The hollow fiber perfusion technology employed by our cell culture systems are examples of these newer cell culture technologies.

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

         Currently, most biotechnology and pharmaceutical companies manufacture mammalian cell proteins using traditional fermentation and stirred tank cell culture technologies; however, no one cell culture technology is suitable for the production of every mammalian cell or mammalian cell-derived bioproduct. Each type of mammalian cell is unique and its economical production is highly dependent on the cell culture technology used. For example, traditional fermentation technologies, while quite effective for the production of some mammalian cells and bioproducts, encounter technical difficulties in the production of others, such as many of the monoclonal antibodies. As a result, perfusion technologies, such as our hollow fiber technology have emerged within the last decade as preferable alternative to traditional fermentation approach.


         PERSONALIZED CANCER IMMUNOTHERAPEUTIC FOR B-CELL FOLLICULAR LYMPHOMA The Company is engaged in a clinical trial in association with the NCI and has embarked upon a project for the potential licensing, commercialization and further development of a cancer immunotherapeutic for B-cell lymphoma. The specific cancer targeted in the current FDA-approved Phase III trial is Non-Hodgkin's lymphoma and more specifically, the low-grade follicular form of Non-Hodgkin's lymphoma (FL).


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

         The NCI for many years has been attempting to establish protocols to boost the immune system of cancer patients. We believe Non-Hodgkin's lymphoma currently afflicts, at any given time, more than 300,000 patients in the United States. It is a cancer that afflicts 56,200 new patients per year in the United States; general B-cell lymphoma afflicts many more. Hodgkin's disease, as an example, afflicts nearly 10,000 new Americans per year.


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

         In addition, radioactive isotopes have been used to join with Rituximab(TM) to produce a drug called Zevalin(TM). It was found that Zevalin(TM) had a higher overall response rate, which was 80% versus 56% observed with Rituximab(TM). The complete remission rate of Zevalin(TM) was 30% versus 16%, and there was no difference in the duration of responses.

         There have also been additional studies utilizing a drug entitled Bexxar(TM), which is another compound formed with a radioactive isotope that utilizes a slightly different radiological agent. In the original Phase I/II studies performed with Bexxar(TM) patients who entered had low-grade, transformal grade and intermediate grade lymphoma, and they were enrolled if they had relapsed after chemotherapy. The surprising result was a high response rate, which was 83% with almost a 50% complete response rate. Interestingly, in that trial the intermediate grade lymphoma was also responsive but no complete remissions were obtained. In another Bexxar(TM) clinical trial for patients with transformed low-grade Non-Hodgkin's lymphoma, the overall response rate was 53% with a complete response rate of 29% and the median duration of response in 11 months in the first group and 20 months in the second group.

         Another form of treatment that has been utilized is total body irradiation with radioactive isotope implants as well as stem cell transplantation. The main issue is the limited dose of radiolabeled anti-body that can be used in order to avoid serious bone marrow damage, which is a dose-limiting toxicity.

         BIOVEST'S ROLE; THE IMMUNOTHERAPEUTIC APPROACH As stated earlier, there is no significant overall change in the treatment for this deadly, lethal disease, which historically has a 99% mortality rate. The NCI and Biovest use an immunotherapeutic model, which utilizes a specific marker that exists only on these cancerous cells. The cancerous cells are removed and a therapeutic monoclonal anti-body that reacts only with the specific cancer, creates a personalized cancer immunotherapeutic that can stimulate the patients' immune system to turn against and destroy this very cancer cell. Data from a Phase-II trial was initially published in Nature Medicine, with statistics that demonstrated nearly 90% of the patients had complete clinical responses 4 1/4 years after their vaccination. The immunotherapeutic demonstrated a 95% response rate, and both the B-cell and T-cell arm of the immune system were proved to be activated. These patients were initially placed on a chemotherapeutic protocol and those achieving remission were then vaccinated with a therapeutic anti-body, which was produced specifically for each patient. The results, as stated, were significant and highly encouraging. This in turn prompted a Phase-III licensing trial, which required the NCI to locate and identify a company capable of manufacturing a significant amount of patient-specific anti-body for the large number of patients that would be required in this nationwide trial.

         In June of 2000, the NCI awarded Biovest a contract for the production of the patient-specific immunotherapeutic for an FDA-approved Phase III clinical trial. On November 14, 2000, we were notified by the NCI that we were invited to negotiate a CRADA for the development of this immunotherapeutic for the treatment of B-cell lymphomas and in September 2001, we entered into a definitive CRADA with the NCI.

         Under the terms of the original CRADA, we had certain financial and staffing obligations. We were required to make certain payments to the NCI including a payment of $530,000 each quarter for expenses incurred by the NCI and an initial payment of $100,000 for costs associated with the NCI's sponsorship. We made the first payment in the quarter ended September 30, 2001. On May 8, 2002 we executed an amendment to the CRADA, which requires a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA and we will lose the rights to commercialize the results of our research with the NCI. In consideration for our financial and staffing commitments, we are granted an exclusive option to negotiate with the NCI for a license to commercialize certain intellectual property resulting from the research conducted pursuant to the CRADA. Because of the difficulties involved in research of this type we may not be successful or, we are successful in our research, we may not be able to negotiate a license on favorable terms, if at all. In addition, we may not be able to derive any revenue from a license for a number of years, if at all.

         Biovest has a patented biological production process, which we are utilizing for the manufacture of these immunotherapeutics and many of the other involved processes are also proprietary to us. In addition, we will maintain the exclusive commercialization and intellectual property rights for the material going forward in the trial.

         We are establishing satellite facilities in major universities to enable collection of lymph nodes from these patients, which is not especially invasive since the lymph node is initially required for the diagnosis. It is from this lymph node that the malignant B-cells are collected and from this the immunotherapeutic is manufactured.

         This trial is now ongoing in six locations, which include Duke University, Northwestern University, The University of South Florida - The Moffitt Cancer Center, The University of Pennsylvania, N.Y.U Medical Center and the NCI.

         We have been able to demonstrate an increase in the scalability and manufacturing of this immunotherapeutic, problems with which in the past have plagued this approach. We have been able to do this in a manner acceptable to the NCI, thus setting the stage for our selection for this process. Biovest along with its scientific team believes in the application of this technology and process to many other cancers and other diseases.

         COMMERCIALIZING THIS IMMUNOTHERAPEUTIC We have evaluated the market in which we seek to ultimately commercialize this drug and is considering a co-marketing arrangement. The crux of the marketing plan will be to direct information regarding the immunotherapeutic and the prescribing of the immunotherapeutic to the specific specialized physicians who are involved with and treat these types of patients, namely the hematological oncologists specializing in lymphoma.

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


         Biovest has plans to make the entire cost of treatment with our immunotherapeutic less than the cost of chemotherapeutic regimen. It is important to note that Biovest's treatment approach does not replace chemotherapy. It works in conjunction with the chemotherapy.


         The current clinical trial is ongoing and requires a total accumulation of 563 patients; we are approximately at the 100-patient mark as of June 30, 2002.

         There are many risks and costs involved in clinical trials, and it should be noted that, in accordance with a statistic quoted from U.B.S. Warburg, just 60% of biological monoclonal anti-bodies in Phase-III ultimately gain commercialization rights. We can make no assurances that we will be able to commercialize and license this immunotherapeutic.



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


         Non-Hodgkin's lymphoma is the most commonly occurring hematological cancer with 85% of all Non-Hodgkin's lymphomas B-cell lymphomas. It is the fifth-leading cause of cancer death in the United States and is the second-fastest growing cancer in the United States in terms of mortality rate. There are an estimated 500,000 persons afflicted with Non-Hodgkins lymphoma worldwide at any given time. As such, the potential market for our immunotherapeutic is significant, and the provision of a new and effective treatment method will make a significant impact on the market.

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

         In light of the emerging trend within the biotechnology industry toward the development of patient-specific biologics for the treatment of many diseases, we see an opportunity to leverage our core competency in cell culture technology and biologic production to exploit the emerging trend toward outsourcing of production and to explore the promising field of patient-specific medicine. Utilizing our existing expertise in cell culture, contract production and instrument development, management seeks to apply these capabilities in the emerging patient-specific biologic market. All indicators point to many patient-specific protocols. We have already been successful in winning the production contract for the NCI-sponsored non-Hodgkin's lymphoma immunotherapeutic, and we have finalized a definitive CRADA with the NCI to take that immunotherapeutic through Phase III trials. Our management believes that we can compete for a share of the contract production business in this emerging field, and for equity ownership of selected patient-specific drugs that show potential for commercial success.


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

OUR CORE TECHNOLOGY

         Mammalian Cell Culture Technology. We have developed considerable expertise with in vitro (outside the living body) simulation of in vivo (in the living body) physiological environments for a wide variety of mammalian cells. Mammalian cells are very complicated and dynamic, with constantly changing needs. The human body has evolved very elaborate control mechanisms to maintain cells in their proper environment. We employ mechanical, electrical, biochemical, and software engineers in addition to cell culture scientists and other cell culture professionals who collaborate with outside medical professionals to simulate and automate these control mechanisms. We have received patents for our perfusion cell culture technology.

         Hollow-Fiber Technology. Hollow fibers are hair-like fibers with hollow centers, or a lumen, made of plastic polymers. We use hollow fibers to simulate human capillaries. Thousands of these fibers are inserted in a cartridge to make a bioreactor for the growth and maintenance of mammalian cells. In the bioreactor, the cells are grown on the outside of the hollow fibers while nutrient media is delivered through the lumen of the fibers. The fiber walls have extremely small pores, allowing nutrients to pass from the lumen to the cells. All re-created products (biologicals) are continuously harvested from the bioreactor for an extended period of time (months).

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


RESEARCH AND DEVELOPMENT


         We seek to be a leader in serving the outsourcing needs of the biotechnology market through further scale-up of our systems' production capabilities, developing or acquiring new, more cost effective cell culturing technologies and processes and broadening the uses of our cell culture technology. Research and development expenditures for fiscal year 2002 were $2,260,000, and $2,673,000 for the fiscal year ended September 30, 2001. Research and development expenditures associated with the CRADA were $1,547,000 for fiscal year 2002 versus $2,508,000 for fiscal 2001.



COMPETITION

         We compete with other companies that provide hollow fiber contract production services such as BioInvent and Goodwin Labs. In addition, our technology competes with alternative manufacturing processes, such as stirred tank fermentation. Companies utilizing these alternative production technologies compete with us in three differing segments of the market: commercial scale therapeutic cGMP, diagnostic and clinical phase therapeutics, and research non-GMP. The commercial scale production segment presents competition from companies such as Covance Inc., DSM Biologics, and Lonza Ltd, and is dominated by stirred tank fermentor technology. Companies such as BioReliance, Primedica, and Chiron Corp. ~represent the diagnostic and clinical phase therapeutic segment competition, while the research non-GMP market is spread out through numerous small organizations. These latter two segments represent the current focus of our manufacturing services.

         In the field of cancer treatments, our immunotherapeutic is used together with chemotherapy. We are not, therefore, in competition with the big pharmaceutical companies which produce the various chemotherapy agents. To our knowledge, no other company has been able to show data comparable to that demonstrated by our FL vaccine. Nonetheless, there are many emerging technologies in the pharmaceutical business, including small molecule technology, and all of these emerging technologies pose potential competition as therapeutic agents. This makes time to market a crucial factor.

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

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         We have applied for and received patents on certain aspects of each of our hollow fiber bioreactor technology, instrumentation, cellular engineering technology, proprietary cell culturing methods and certain aspects of our immunotherapy technology. Currently, we have fifteen (15) issued United States patents and ten (10) foreign counterparts. The expiration dates of our presently issued United States patents range from April 2003 to December 2016, and the expiration dates of our presently issued foreign patents range from October 2005 to October 2007.

         We consider our current patents to be of primary importance. To the extent possible, we also intend to seek patent protection for any new products or product enhancements that we develop or acquire. To date, no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents therefore our patents may be circumvented or invalidated. In addition, companies which have or obtain patents relating to such products or processes could bring legal actions against us (and any entities that may license technology from us) claiming damages and seeking to enjoin us from producing or marketing such products and processes. Such proceedings could cause delays in our product and process market introductions or could prevent us from developing, producing or selling certain products. Insofar as we rely on agreements with employees and consultants, trade secrets and unpatented technology and to maintain our competitive position, there is a possibility that others may independently develop similar technology or that trade secrets, confidentiality and non-disclosure agreements will be breached. In addition, other private and public entities, including universities and the federal government, have filed for, or have been issued, patents which, if valid, may require us to obtain licenses. We may not be able to obtain such licenses on reasonable commercial terms, if at all.

         We consider all trademarks to be of primary importance to our business. We also hold the trademarks relating to Acusyst and CellPharm in the United States.


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


EMPLOYEES

         As of September 30, 2002, we had 72 full-time employees, including 11 in research and product development, 21 in manufacturing and quality control, 21 in contract production services, 6 in marketing, sales and technical services and 13 in management, administrative or clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR FURTHER LOSSES AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN

         The Predecessor Company incurred significant losses and cash flow deficits in each year since our reorganization in 1988 resulting in an accumulated deficit of $40,323,000 immediately preceding our reorganization as of July 30, 1999. Subsequent to the reorganization in 1999, we have accumulated a deficit of $12,113,000. We incurred a net loss of $197,000 for the two months ended September 30, 1999, a net loss of $1,884,000 for the fiscal year ended September 30, 2000, a net loss of $5,832,000 for the fiscal year ended September 30, 2001and a net loss of $4,200,000 for the fiscal year ended September 30, 2002. Although core operations are improving, we estimate operations will continue to show losses for the next few years, particularly with the anticipated expenses associated with the CRADA. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to the Company, if at all. The net losses incurred and the need for additional funding raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

OUR TAX-LOSS CARRYFORWARDS ARE SUBJECT TO RESTRICTIONS

         At September 30, 2002, we had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $47,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carryforwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

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

THE MARKET PRICE OF OUR COMMON STOCK COULD BE AFFECTED BY SHARES ELIGIBLE FOR SALE AND SALES OF SHARES UNDERLYING OPTIONS AND WARRANTS.

            As of September 30, 2002, we had approximately 9.8 million shares of common stock outstanding. In September 2001 we filed a registration statement with Securities and Exchange Commission and in November 2001 the SEC declared the registration statement effective. The registration statement registered the resale by certain of our security holders of 9,379,693 shares of our common stock currently outstanding and 5,268,772 shares issuable upon exercise of options and warrants and upon conversion of certain convertible notes. The sale, or availability for sale, of substantial amounts of common stock in the public market could adversely affect the prevailing market price, if any, of our common stock.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         We leased approximately 2,000 square feet of executive headquarters office space on the second floor of an office building in Englewood Cliffs, New Jersey. The lease expired on March 31, 2001 and has been renewed on a month-to-month basis. Rent expense was $36,000 for the year ended September 30, 2001 and $36,000 for the year ended September 30, 2002. In December, 2002 this office was closed and the headquarters was relocated to our Minneapolis, Minnesota facility.

         In addition, we lease a two-story building of approximately 33,000 square feet in Minneapolis, Minnesota. This building contains laboratory, manufacturing, office and warehousing areas to support the production of perfusion cell culture systems and contract cell culture services. Total rent expense, for the Minneapolis, Minnesota facility for the years ended September 30, 2001 and September 30, 2002 was $242,000 and 223,000, respectively.

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

         We lease approximately 7,000 square feet of floor are on the first floor of a building in San Diego, California. This facility provides space for office, clean room and light manufacturing. The lease expires on December 31, 2002. Rent expense was $65,000 for the year ended September 30, 2001 and $74,000 for the year ended September 30, 2002 .

         We lease approximately 14,000 square feet on the first floor of a four-story building in a 93,000 square foot biotech park in Worcester, Massachusetts. This facility houses approximately 8,000 square feet for cGMP cell production, 1,000 square feet for administration, and an additional 4,000 square feet for future expansion. The lease expires on February 28, 2006. Rent expense was $376,000 for the years ended September 30, 2001 and 2002.


ITEM 3. LEGAL PROCEEDINGS

         As of the date of this report, we are not a party to any legal proceedings that will have a material adverse effect on our operations or financial condition. However, from time to time we are a party to legal matters arising in the general conduct of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

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

         As of September 30, 2002, there were 507 stockholders of record.

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

         During October 2001 the Company granted 100,000 stock options to an outside director for consulting services rendered during fiscal 2001. The options have an exercise price of $1.50 per share and have a five year term; half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of grant.
..
In December 2001, the Company issued 10,000 shares of common stock as employee compensation. The shares were valued at $1.25 per share, which resulted in approximately $13,000 of expense.

         In May 2002, a stockholder agreed to purchase 166,667 shares of common stock, together with 166,667 warrants to purchase shares of common stock at $3.00 per share, for $500,000. An initial payment of $300,000 was made in May 2002 and the remaining $200,000 in August 2002. The warrants are exercisable immediately and have a term of five years.

In June 2002, the Company issued 20,000 shares of common stock as employee compensation. The shares were valued at $3.00 per share, which resulted in $60,000 of expense.

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

         In March 2002 the Company issued 250,000 warrants in connection with various notes payable.

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

         The Company's stock is not currently traded on any exchange.

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


RESULTS OF OPERATIONS

     REVENUES. Sales for the fiscal year ended September 30, 2002 were $11,279,000 or 12% higher than fiscal year 2001. Contract cell culture sales increased by approximately 2%. Consumable sales increased by 43% and system sales increased 23%. Contract cell culture sales were adversely effected by a $598,000 write down of sales due to a contamination discovered in a customer's product.

     GROSS MARGIN. The overall gross margin for the fiscal year ended September 30, 2002 decreased to approximately 23% from 27%, due to the contamination referred to above and certain facility rearrangements, partially offset by improved margins in other product lines due to increases in volume.

     OPERATING EXPENSES. Research and development expenses for fiscal year 2002 compared to fiscal year 2001 decreased 15% primarily due to decreased spending for the CRADA. CRADA expenses for fiscal year ended September 30, 2002 amounted to $1,547,000 versus $2,508,000 in the prior fiscal year. Research and development expenses, associated primarily with the CRADA, could nearly double in the current fiscal year, if our plan is realized. Marketing, general and administrative expenses during the fiscal year ended September 30, 2002 decreased by $1,501,000 or 26% over fiscal year 2001 primarily due to decreased professional services, from $945,000 in fiscal 2001 to $618,000 in fiscal 2002, decreased consulting fees, from $1,259,000 in fiscal 2001 to $366,000 in fiscal 2002.

     OTHER EXPENSE, NET. Other expense, net includes $175,000 income from the sale of a trademark which was part of the LSL Biolafitte, Inc. sale in our third fiscal quarter. Other expense consists of interest expense on our short-term loans from affiliates. Total interest related to affiliate debt was $568,000 versus $165,000 in fiscal 2001. The remaining interest expense relates primarily to the Company's long-term debt which was assumed pursuant to our reorganization; the long-term debt was

$158,000 at September 30, 2002 of which $28,000 was current. As of September 30, 2001 this long-term debt was $478,000 of which $139,000 was current.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2002, we had a deficit in working capital of $1,055,000 compared to a deficit in working capital of $126,000 at September 30, 2001. During the year ended September 30, 2002 we used $297,000 in cash in operating activities, due to net losses we incurred.

     During the years ended September 30, 2002 and September 30, 2001, we utilized $375,000 and $400,000 of cash for capital expenditures.

     We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2002 and 2001 we incurred losses of $4,200,000 and $5,832,000. During fiscal year 2002 and 2001, we used $297,000 and $2,070,000 of cash flow for operations. During fiscal 2002 we met our cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

     During the year ended September 30, 2001, seven individuals each loaned the Company $100,000. In September 2001, four of these seven loans were renewed with new loans bearing interest at 10% due on September 1, 2002 and convertible into shares of common stock at $3.00 per share at the holder's option. In connection with the renewals, we issued each party warrants to purchase 25,000 shares of common stock with an exercise price of $5.00 per share, exercisable from September 1, 2001 through September 30, 2006. In September 2002, two of four existing loans were renewed with new loans bearing interest at 10%, due on September 1, 2004, one loan was renewed at the same rate with a due date of September 1, 2003 and the other note was redeemed. All three remaining loans are convertible into shares of the Company's common stock at $1.00 per share at the holder's option versus the previous price of $3.00 per share. In connection with the two renewals for a term of two years, the Company issued each party additional warrants to purchase 25,000 shares of the Company's common stock with an exercise price of $1.25 per share, exercisable from September 1, 2002 through September 30, 2007. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 3.28%; expected volatility of 92.92%; and term of five years, was estimated to be $25,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

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

     In August 2002, a shareholder renewed a $1,000,000 loan to the Company due on August 19, 2004, with interest at 7.5% per annum. This renewed loan is also convertible, at the holder's option, into shares of common stock at $1.00 per share if we wish to pay amounts under the loan before August 19, 2004. In connection with the issuance of the original debt, we issued 100,000 warrants with an exercise price of $5.00 per share and 100,000 warrants with an exercise price of $10.00 per share, exercisable on or before August 1, 2006.

       During the fiscal year ended September 30, 2002, the Company obtained additional loans, with a term of one year, aggregating approximately $1,100,000; these loans bear interest at 7.5% per annum, and mature on various dates through January 31, 2003. These notes are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 100,000 warrants with an exercise price of $2.50 per share and 100,000 warrants with an exercise price of $5.00 per share to a third party who assisted in obtaining this financing. The warrants are exercisable immediately and have a term of five years.

     In May 2002, a stockholder agreed to purchase 166,667 shares of common stock, together with 166,667 warrants to purchase shares of common stock at $3.00 per share, for $500,000. An initial payment of $300,000 was made in May 2002 and the remaining $200,000 prior to the issuance of these financial statements. The warrants are exercisable immediately and have a term of five years.

     In September 2001 we successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which required a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 will resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA and we will lose the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

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

IMPACT OF FOREIGN SALES

     A significant amount of our operating revenue has been and is expected to continue to be derived from export sales. Our export sales were 46% of total revenue for fiscal year ended September 30, 2002 and 41% for the year ended September 30, 2001. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

TAX LOSS CARRYFORWARDS

       At September 30, 2002, we had net operating loss carryforwards of approximately $47,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         On July 30, 2002, the FASB issued Statement of financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable.

         On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation.

ITEM 7. FINANCIAL STATEMENTS

         Financial Statements: See "Index to Financial Statements" on Page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In March 2002, the Company changed independent accounting firms from Grant Thornton LLP to Lazar Levine and Felix LLP.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following individuals are our directors and executive officers:

                      Name                                 Age                             Position
Dr. Christopher Kyriakides                                  41            Chairman of the Board, Chief Executive
                                                                          Officer and Director
Othon Mourkakos                                             44            President, Chief Operating Officer and Director
David DeFouw, Ph.D.                                         57            Director
Mark Hirschel, Ph.D.                                        50            Chief Scientific Officer
Thomas F. Belleau                                           59            Chief Financial Officer

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own 10% or more of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish the Company with copies of all
Section 16(a) forms they file. The Company is required to identify any person subject to this requirement who failed to file any such report on a timely basis. Based on the Company's review of the reports it has received, the Company believes all filings required to be made under Section 16(a) during fiscal year 2002 were made on a timely basis.

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

                                                   SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                          Compensation
                                                                                             Awards
                                                                 Annual Compensation         Shares
                  Name and                    Fiscal             -------------------       Underlying     All Other
             Principal Position               Year            Salary ($)     Bonus ($)       Options     Compensation
Dr. Christopher Kyriakides                    2002           $330,000(4)         -          1,000,000         -
Chairman of the Board of Directors            2001           $305,000(3)         -            600,000         -
and Chief Executive Officer(1)                2000            $80,000(2)    $110,000(5)     1,000,000         -

Othon Mourkakos                               2002           $330,000(4)         -          1,000,000         -
President, Secretary and                      2001           $305,000(3)         -            600,000         -
Chief Operating Officer(6)                    2000            $80,000(2)    $110,000(5)     1,000,000         -

Thomas F. Belleau                             2002           $ 94,000(7)     $73,000(9)          -            -
Chief Financial Officer                       2001           $120,000        $50,000(8)       100,000         -

Mark Hirschel, Ph.D.                          2002           $175,000            -             50,000         -
Chief Scientific Officer

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

(4) Includes $330,000 accrued but unpaid salary for services rendered to us for fiscal 2002.

(5) Consists of 87,999 shares of common stock valued at $1.25 per share for an aggregate value of $110,000, which were paid as a bonus.

(6) On September 20, 1999, Mr. Mourkakos was appointed as our President and Chief Operating Officer.

(7) Mr. Belleau has been serving as Chief Financial Officer on a part-time basis since March 2002.

(8) Consists of 40,000 shares of common stock valued at $1.25 per share for an aggregate value of $50,000, which were paid as a bonus.

(9) Consists of 10,000 shares of common stock valued at $1.25 per share for an aggregate value of $13,000, and 20,000 shares of common stock valued at $3.00 per share for an aggregate value of $60,000, which were paid as a bonus.


EMPLOYMENT AGREEMENTS

         As of September 30, 2002, we had no written employment agreements with any of our employees, officers or directors.


OPTION RIGHTS

         OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following tables set forth information concerning the grant of stock options during fiscal year 2002 to each of the persons described in the Summary Compensation Table and the number and value of unexercised options held by them at the fiscal year-end.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------

                                                                                                  Potential Realizable
                                                                                                         Value
                                  Number of       Percent of      Exercise                      At Assumed Annual Rates
                                  Securities    Total Options/     or Base                           of Stock Price
                                  Underlying     SARs Granted       Price                             Appreciation
                                 Options/SARs    To Employees                                     for Option Term (3)
             Name                  Granted      In Fiscal Year     ($/Sh)     Expiration Date     5% ($)       10%($)
             ----                  -------      --------------     ------     ---------------     ------       ------
Christopher Kyriakides (1)        1,000,000          42.0           1.50      Oct.   1, 2006         -            -
Othon Mourkakos (1)               1,000,000          42.0           1.50      Oct.   1, 2006         -            -
Thomas F. Belleau                     -                -             -               -               -            -
Mark Hirschel, Ph.D.(2)              50,000           2.1           1.50      Dec. 18, 2011          -            -

-------------

(1) On October 1, 2001, the Board of Directors granted to such person options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.50 per share. Options to purchase 500,000 shares are exercisable at any time on and after April 1, 2002, and options to purchase 500,000 shares are exercisable on and after October 1, 2002. The foregoing options expire on October 1, 2006.

(2) On December 18, 2001, the Board of Directors granted to such person options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $1.50 per share. Options to purchase 16,667 shares are exercisable at any time on and after December 18, 2002, options to purchase 16,667 shares are exercisable on and after December 18, 2003 and options to purchase 16,667 shares are exercisable on and after December 18, 2004. The foregoing options expire on December 18, 2011.

(3) Our common stock is not publicly traded and there is no public market for such common stock.

               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES


                                                                                              Potential Realizable Value
                                                                                                At Assumed Annual Rates
                                                                  Number of Unexercised       of Stock Price Appreciation
                                                                  Option/SARs at FY-End           for Option Term (1)
            Name              SHARES ACQUIRED       VALUE
                                ON EXERCISE     REALIZED ($)
                                                               Exercisable  Unexercisable   Exercisable    Unexercisable
                                                               -----------  -------------   -----------    -------------
Dr. Christopher Kyriakides          --               --         1,700,000        900,000        --              --
Othon Mourkakos                     --               --         1,700,000        900,000        --              --
Thomas F. Belleau                   --               --            58,333         41,667        --              --
Mark Hirschel, Ph.D.                --               --            33,333        116,667        --              --

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of common stock owned as of September 30, 2002 by (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person's name, except as otherwise indicated.

                                              AGGREGATE NUMBER OF SHARES                 PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)         BENEFICIALLY OWNED (2)                   BENEFICIALLY OWNED
Dr. Christopher Kyriakides                           3,040,882(4)                                25.3%

Othon Mourkakos                                      2,669,999(4)                                22.2

David DeFouw, Ph.D.                                    472,632(5)                                 4.6

Mark Hirschel, Ph.D.                                    83,996(6)                                   *

Thomas F. Belleau                                      120,839(7)                                 1.2

Peter J. Pappas                                      2,713,334(8)                                22.3
135 West 18th Street (2nd Fl)
New York, NY 10011

Bridge Partners III, LLC                               820,000(9)                                7.9
120 East 34th Street, Suite 14D
New York, NY 10016

Dr. Robert D. Pfeffer                                  677,169(10)                               6.6

All directors and executive officers                 6,038,348(11)                              40.9
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

(3) Calculated on the basis of 9,816,363 shares of common stock outstanding as of September 30, 2002.

(4) Includes 2,000,000 shares of common stock issuable upon the exercise of an option, at an exercise price of $1.50 per share and 200,000 shares of common stock issuable upon exercise of an option at an exercise price of $1.375 per share.

(5) Includes 250,000 shares of common stock issuable upon the exercise of an option, at an exercise price of $1.50 per share, 25,000 shares of common stock issuable upon the exercise of an option , at an exercise price of $1.25 per share, 100,000 shares of common stock issuable upon conversion of a loan to us, 25,000 shares of common stock issuable upon exercise of warrants at $2.50 per share and 50,000 shares of common stock issuable upon exercise of warrants at $5.00 per share. The warrants expire on March 1, 2006 and September 30, 2006.

(6) Includes 33,333 shares of common stock issuable upon the exercise of an option, at an exercise price of $1.25 per share.

(7) Includes 70,839 shares of common stock issuable upon the exercise of an option, at an exercise price of $1.25 per share.

(8) Includes 1,000,000 shares of common stock issuable upon conversion of a loan to us, 250,000 shares of common stock issuable upon exercise of a warrant, which are exercisable at a price of $1.25 per share, expiring in August 2002, 250,000 shares of common stock issuable upon exercise of a warrant, which are exercisable at a price of $1.50 per share, expiring on May 16, 2007, 200,000 shares of common stock issuable upon exercise of warrants at $2.50 per share, expiring on August 1, 2006, 166,667 shares of common stock issuable upon exercise of warrants at $3.00 per share, expiring on May 16, 2007, and 510,000 shares of common stock issuable upon the exercise of a warrant, which are exercisable at a price of $5.00 per share, expiring in June 2011.

(9) Includes 570,000 shares of common stock issuable upon exercise of a warrant, of which 320,000 shares of common stock are exercisable at a price of $1.25 per share and 250,000 shares of common stock are exercisable at a price of $2.00 per share. The warrant expires on January 5, 2006.

(10) Includes 333,333 shares of common stock issuable upon the exercise of an option, at an exercise price of $1.25 per share, 100,000 shares of common stock issuable upon conversion of a loan to us, 25,000 shares of common stock issuable upon exercise of warrants at $2.50 per share and 50,000 shares of common stock issuable upon exercise of warrants at $5.00 per share. The warrants expire on March 1, 2006 and September 30, 2006.

(11) Includes 2,250,000 shares of common stock issuable upon the exercise of options, at an exercise price of $1.50 per share, 200,000 shares of common stock issuable upon exercise of options, at an exercise price of $1.375 per share, 129,172 shares of common stock issuable upon exercise of options, at $1.25 per share, 100,000 shares of common stock issuable upon conversion of a loan to us, 25,000 shares of common stock issuable upon exercise of warrants at $2.50 per share and 50,000 shares of common stock issuable upon exercise of warrants at $5.00 per share. The warrants expire on March 1, 2006 and September 30, 2006.


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

---------------------------------------------

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


                                              ---------------------------

         Reports on Form 8-K

                  Report on Form 8-K filed on April 3, 2002 regarding change in Registrant's certifying accountant.

                  Report on Form 8-K filed on November 1, 2002 regarding rescission of certain employment contracts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                                           BIOVEST INTERNATIONAL, Inc.

Date:    January 13, 2003
         ----------------

                       By:           /s/ Dr. Christopher Kyriakides
                                -----------------------------------
                                Dr. Christopher Kyriakides
                                Chief Executive Officer and Director


                       By:          /s/ Thomas F. Belleau
                                -----------------------------------
                                Thomas F. Belleau
                                Chief Financial Officer
                                Principal Financial and Accounting
                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

Each person whose signature appears below constitutes and appoints Dr. Christopher Kyriakides and Othon Mourkakos as his/her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution for such person and in his/her name, place and stead, in any and all capacities, to sign any or all amendments to the registrant's Annual Report on Form 10-KSB for the year ended September 30, 2002 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                 Signature                                            Title                                   Date
                 ---------                                            -----                                   ----
  /s/ Dr. Christopher Kyriakides                  Chief Executive Officer (Principal Executive
-------------------------------------             Officer) and Director
Dr. Christopher Kyriakides                                                                                   01/13/03
                                                                                                             --------

  /s/ Othon Mourkakos                              President, Secretary and Director                         01/13/03
-------------------------------------                                                                        --------
Othon Mourkakos

  /s/ Dr. David DeFouw                            Director                                                    01/13/03
----------------------------------------                                                                      --------
Dr. David DeFouw

      I, Christopher Kyriakides, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Biovest International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 13, 2003                   By:     /s/ Christopher Kyriakides
                                                  ===========================
                                                  Christopher Kyriakides
                                                  Chief Executive Officer

      I, Thomas F. Belleau, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Biovest International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 13, 2003                   By:     /s/ Thomas F. Belleau
                                                  ============================
                                                  Thomas F. Belleau
                                                  Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Biovest International, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Kyriakides, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                   /s/Christopher Kyriakides
                                   --------------------------
                                   Christopher Kyriakides
                                   Chief Executive Officer
                                   January 13, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Biovest International, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas F. Belleau, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuanT to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                  /s/Thomas F. Belleau
                                  --------------------
                                  Thomas F. Belleau
                                  Chief Financial Officer
                                  January 13, 2003

                          INDEX TO FINANCIAL STATEMENTS

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)

                                                                                                            Page
                                                                                                            ----
Report of Independent Certified Public Accountants-Current.................................................. F-2

Report of Independent Certified Public Accountants-Predecessor.............................................. F-3

Balance Sheet as of September 30, 2002...................................................................... F-4

Statements of Operations for the years ended September 30, 2002 and 2001.................................... F-5

Statements of Cash Flows for the years ended September 30, 2002 and 2001.................................... F-6

Statements of Shareholders' Equity for the years ended September 30, 2002 and 2001................................................................................................... F-7

Notes to Financial Statements............................................................................... F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Biovest International, Inc.

We have audited the accompanying balance sheet Biovest International, Inc. as of September 30, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. as of September 30, 2002 and its results of operations and cash flows for the year then ended in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred significant losses and used cash in operating activities during the year ended September 30, 2002, and had a deficit in working capital at September 30, 2002. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ LAZAR LEVINE & FELIX, LLP
                                            -----------------------------------
                                            LAZAR LEVINE & FELIX, LLP

New York, New York
November 22, 2002(except for Note 13,
                    as to which the date is December 19, 2002)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Biovest International, Inc.

         We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Biovest International, Inc. (the Company, formerly Cellex Biosciences, Inc.) for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Biovest International, Inc. for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred significant losses and used cash in operating activities during the year ended September 30, 2001, and had a deficit in working capital at September 30, 2001. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             GRANT THORNTON LLP

Minneapolis, Minnesota
December 3, 2001 (except for Note 13,
                    as to which the date is December 19, 2001)

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                                  BALANCE SHEET

                                                                                                     September 30,
                                          ASSETS                                                         2002
                                                                                                    ------------
Current assets
   Cash.................................................................................            $    494,000
   Accounts receivable, net of $120,000 allowance for doubtful accounts.................               1,292,000
   Costs and estimated earnings in excess of billings on uncompleted contracts..........                  28,000
   Inventories..........................................................................               1,069,000
   Other................................................................................                 203,000
                                                                                                     -----------
         Total current assets...........................................................               3,086,000
Property, plant and equipment, net......................................................               1,181,000
Other assets
   Inventories..........................................................................                 245,000
   Patents and trademarks, net..........................................................                 757,000
   Reorganization value in excess of amounts allocable to identifiable assets, net......               2,131,000
                                                                                                      ----------
                                                                                                     $ 7,400,000
                                                                                                      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable.....................................................          $      210,000
   Current portion of long-term debt....................................................                  28,000
   Accounts payable.....................................................................               1,128,000
   Customer deposits....................................................................                 177,000
   Accrued liabilities:
      Compensation and related taxes....................................................               1,756,000
      Other.............................................................................                 555,000
   Billings in excess of costs and estimated earnings on uncompleted contracts..........                 287,000
                                                                                                   -------------
         Total current liabilities......................................................               4,141,000
Long term notes payable ................................................................               2,513,000
Long-term debt..........................................................................                 136,000
                                                                                                     -----------
         Total liabilities..............................................................               6,790,000
Commitments and contingencies                                                                                  -
Shareholders' equity
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
     and outstanding....................................................................                       -
   Common stock, $.01 par value, 50,000,000 shares authorized; 9,816,363
     shares issued and outstanding......................................................                  98,000
   Additional paid-in capital...........................................................              12,875,000
   Accumulated deficit (accumulated since July 31, 1999, the effective date of the
     Company's Amended Plan of Reorganization)..........................................             (12,113,000)
   Stock subscription receivable........................................................                (250,000)
                                                                                                     -----------
         Total shareholders' equity.....................................................                 610,000
                                                                                                        --------
                                                                                                     $ 7,400,000
                                                                                                      ==========

The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                            STATEMENTS OF OPERATIONS

                                                                Year ended September 30,
                                                            ---------------------------------

                                                                2002                 2001
                                                            ------------         -----------
Revenues
   Contract production services    ................        $   6,578,000         $ 6,424,000
   Consumable sales.................................           2,537,000           1,777,000
   System sales.....................................           1,760,000           1,430,000
   Other............................................             404,000             465,000
                                                            ------------         -----------
         Total revenues.............................          11,279,000          10,096,000
Operating costs and expenses
   Cost of sales....................................           8,691,000           7,384,000
   Research and development.........................           2,260,000           2,673,000
   Marketing, general and administrative............           4,166,000           5,667,000
                                                            ------------          ----------
         Total operating costs and expenses.........          15,117,000          15,724,000
                                                            ------------          ----------
Loss from operations................................          (3,838,000)         (5,628,000)
Other income (expense)
   Interest expense.................................            (491,000)           (205,000)
   Other income, net................................             129,000               1,000
                                                            ------------          ----------
                                                                (362,000)           (204,000)
                                                            ------------          ----------

Net loss............................................       $  (4,200,000)        $(5,832,000)
                                                            ============          ==========

Net loss per common share - basic and diluted.......       $      (0.43)         $     (0.63)
                                                            ============          ==========


Weighted average number of common shares outstanding
   - basic and diluted..............................           9,684,892           9,250,307
                                                               =========          ==========




The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                  Year ended September 30,
                                                          -------------------------------------

                                                                2002                2001
                                                            ------------          ----------
Cash flows from operating activities
   Net loss.........................................        $(4,200,000)        $(5,832,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation.................................            208,000             154,000
       Amortization.................................            249,000             241,000
       Issuance of common stock, options and
         warrants for services .....................            790,000           1,170,000
           Stock issued in payment of expenses......                  -             245,000
           Gain on sale of subsidiary assets........           (321,000)                  -
           Amortization of warrants related to
             affiliate debt.........................            274,000             120,000
   Changes in current operating items
       Accounts receivable..........................            299,000              78,000
       Costs and estimated earnings in excess of
         billings on uncompleted contracts..........            560,000             (49,000)
       Inventories..................................            732,000             409,000
       Other........................................            298,000            (279,000)
       Accounts payable and accrued liabilities.....            540,000           1,615,000
       Customer deposits............................            131,000             (23,000)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts..........            170,000              81,000
                                                             ----------          ----------
Net cash used in operating activities...............           (297,000)         (2,070,000)
                                                             ----------          ----------
Cash flow from investing activities
     Purchases of property, plant and equipment.....           (375,000)           (400,000)
                                                             ----------          ----------
Net cash used in investing activities...............           (375,000)           (400,000)
                                                             ----------          ----------
Cash flow from financing activities
   Repayment of short-term borrowings...............           (300,000)           (100,000)
   Proceeds from short-term borrowings..............          1,250,000           1,700,000
   Net proceeds from sale of common stock and
     warrants.......................................            500,000             510,000
   Principal payments on long-term debt.............           (314,000)           (136,000)
   Financing costs..................................             30,000                   -
   Stock subscription...............................                  -             (52,000)
                                                             ----------          ----------
Net cash provided by financing activities...........          1,166,000           1,922,000
                                                             ----------          ----------
Net increase(decrease) in cash......................            494,000            (548,000)
Cash at beginning of year...........................               -                548,000
                                                             ----------          ----------
Cash at end of year.................................       $    494,000         $         -
                                                             ==========          ==========

Cash paid for interest during the year..............       $     45,000         $    62,000
                                                             ==========          ==========




The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 2001AND 2002

                                                 COMMON STOCK         ADDITIONAL                       STOCK
                                              ---------------------     PAID-IN       ACCUMULATED   SUBSCRIPTION   SHAREHOLDERS'
                                                SHARES      AMOUNT      CAPITAL        DEFICIT      RECEIVABLE       EQUITY
                                              ----------   --------   -----------     -----------   ----------   -------------
Balance at September 30, 2000............     9,100,390      91,000     9,968,000     (2,081,000)    (198,000)      7,780,000
   Net proceeds from sale of common
     stock and warrants..................       170,000       2,000       508,000              -            -         510,000
   Stock issued for services rendered....       153,000       1,000       191,000              -            -         192,000
   Stock issued in payment of expenses...       196,281       2,000       243,000              -            -         245,000
   Stock options issued for services
     rendered............................             -           -       676,000              -            -         676,000
   Stock warrants issued with notes
     payable.............................             -           -       254,000              -            -         254,000
   Other.................................            25           -             -              -      (52,000)        (52,000)
   Net loss for the year.................             -           -             -     (5,832,000)           -      (5,832,000)
                                              ---------     -------    ----------    -----------    ---------      ----------
Balance at September 30, 2001............     9,619,696      96,000    11,840,000     (7,913,000)    (250,000)      3,773,000
   Net proceeds from sale of common
     stock and warrants..................       166,667       2,000       498,000              -            -         500,000
   Stock issued for services rendered....        30,000           -        73,000              -            -          73,000
   Stock warrants issued in repricing
     of equity...........................             -           -        66,000              -            -          66,000
   Stock warrants issued for services
     rendered............................             -           -       168,000              -            -         168,000
   Stock warrants issued with notes
     payable.............................             -           -       230,000              -            -         230,000
   Net loss for the year.................             -           -            -      (4,200,000)           -      (4,200,000)
                                              ---------     -------    ----------    -----------    ---------      ----------
Balance at September 30, 2002............     9,816,363     $98,000   $12,875,000   $(12,113,000)   $(250,000)  $     610,000
                                              =========     =======    ==========    ===========    =========      ==========

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

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS



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

       The Company has tested for impairment and determined that no adjustment to the carrying value of the asset, "Reorganization value in excess of amounts allocable to identifiable assets,net", is necessary at this time. As of October 1, 2002, amortization will no longer be recognized. By the end of the year of implementation the Company will have completed a transitional fair value based impairment test of goodwill. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

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

       On July 30, 2002, the FASB issued Statement of financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS



       On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation.


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

       Patent and trademark costs were recorded at fair value at July 31, 1999 and at cost for additions subsequent to July 31, 1999. Patent and trademark costs were being amortized using the straight-line method over six years for patents and twenty years for trademarks. Accumulated amortization was $385,000 at September 30, 2002.

       Reorganization Value in Excess of Amounts Allocable to Identifiable
Assets

       As of July 31,1999, the Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value which approximated the fair value at July 31,1999. The portion of the reorganization value which could not be attributed to specific tangible and identified intangible assets of the Reorganized Company in the amount of $2,532,000 was recognized as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets".

       Reorganization value in excess of amounts allocable to identifiable assets was being amortized on a straight-line basis over twenty years. SFAS 142 precludes further amortization of reorganization value in excess of amounts allocable to identifiable assets effective October 1, 2002. Accumulated amortization was $401,000 at September 30, 2002.

       Carrying Value of Long-Lived Assets

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

       Stock Options

       The Company's employee stock option plan is accounted for under the intrinsic value method. Under this method, compensation expense is only recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of the option.

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

       Research and Development Expenses

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


       The Company expenses research and development expenditures as incurred. In the fiscal years ended September 30, 2002 and 2001 the Company incurred total research and development expenses of $2,260,000 and $2,673,000, respectively. Expenses for the CRADA amounted to $1,547,000 and $2,508,000, respectively.

       Net Loss Per Common Share

 Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the fiscal year ended September 30, 2002 and 2001 no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved. Options and warrants to purchase approximately 9,802,000 and 4,930,000 shares of common stock with a weighted average exercise price of $1.88 and $2.51 were outstanding at September 30, 2002 and 2001, and were not included in the computation of common stock equivalents because their exercise price was higher than the estimated fair market value of the common shares during the reporting period. In addition, diluted earnings per share does not include 1,783,333 and 466,667 shares issuable upon the conversion of notes payable to common stock at September 30, 2002 and 2001 because the effect would have been antidilutive.

3.     GOING CONCERN

       During fiscal years 2002 and 2001 the Company incurred net losses of $4,200,000 and $5,832,000 and used $297,000 and $2,070,000 of cash in operating activities, respectively. At September 30, 2002 the Company had a deficit in working capital of $1,055,000. During fiscal 2002 the Company met its cash requirements through the use of cash on hand, the sale of common stock and short-term borrowings, primarily from affiliates.

       In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which requires a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 will resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS



due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA and we will lose the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

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


4.     DETAILS TO BALANCE SHEET

       Inventories

       Inventories consist of the following:

                                                                                               September 30,
                                                                                                   2002
                                                                                                ----------
         Finished goods...........................................................               $ 246,000
         Work-in-process..........................................................                  73,000
         Raw materials............................................................                 995,000
                                                                                                   -------
                                                                                                 1,314,000
         Less non-current portion.................................................                 245,000
                                                                                                  --------
                                                                                                $1,069,000
                                                                                                ==========

       The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to September 30, 2002. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of the balance sheet date.

       Property and Equipment

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


       Property and equipment consist of the following:

                                                                                             September 30,
                                                                                                 2002
                                                                                              ----------
         Furniture and fixtures.................................................               $  56,000
         Leasehold improvements.................................................                 265,000
         Machinery and equipment................................................               1,070,000
                                                                                              ----------
                                                                                               1,391,000
         Less accumulated depreciation and
            amortization........................................................                 210,000
                                                                                                --------

                                                                                              $1,181,000
                                                                                              ==========

       Concentration of Credit Risk

       The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers.

        During the fiscal year ended September 30, 2002 two customers accounted for 11% and 10% of revenues. During the fiscal year ended September 30, 2001 one customer accounted for approximately 20% of total revenues. Three customers accounted for 15%, 13% and 11% of the Company's accounts receivable balance at September 30, 2002.

       A significant amount of the Company's revenue has been derived from export sales. The Company's export sales, principally to European customers, were 46% and 41% of total revenues for the fiscal years ended September 30, 2002 and 2001, respectively.

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


5.     NOTES PAYABLE

       During September 2002, two of the four existing loans, that remained from the original seven loans entered into in fiscal 2000, were renewed with new loans bearing interest at 10%, due on September 1, 2004, one loan was renewed at the same rate with a due date of September 1, 2003 and the other note was redeemed. All three remaining loans are convertible into shares of the Company's common stock at $1.00 per share at the holder's option versus the original price of $3.00 per share. In connection with the two renewals for a term of two years, the Company issued each party additional warrants

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS



to purchase 25,000 shares of the Company's common stock with an exercise price of $1.25 per share, exercisable from September 1, 2002 through September 30, 2007. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 3.28%; expected volatility of 92.92%; and term of five years, was estimated to be $25,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

       During the fiscal year ended September 30, 2002, the Company obtained additional loans, with a term of one year, aggregating approximately $1,100,000; these loans bear interest at 7.5% per annum, and mature on various dates through January 31, 2003. These notes are also convertible into shares of the Company's common stock at $3.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company issued 100,000 warrants with an exercise price of $2.50 per share and 100,000 warrants with an exercise price of $5.00 per share to a third party who assisted in obtaining this financing. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk-free interest rates ranging from 3.47% to 4.38%; expected volatility of 100%; and term of five years, was estimated to be $154,000. The Company also paid a commission of $30,000 to the third party who assisted with the financing. The value of the warrants and commission are being amortized over the life of the loans which results in a higher effective interest rate.

       In December 2001, an individual loaned the Company $150,000, under a note payable that bears interest at 7.5% per annum, which is due December 19, 2003 and is convertible into shares of the Company's common stock at $3.00 per share at the holder's option, if the Company wishes to pay amounts under the loan before maturity. In connection with the note, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. The warrants are exercisable immediately and have a term of five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free interest rate of 4.45%; expected volatility of 100%; and a term of five years, was estimated to be $35,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

       In August 2002, a $1,000,000 loan matured and was renewed until August 20, 2004, with interest at 7.5% per annum. This loan is also convertible, at the holder's option, into shares of the Company's common stock at $1.00 per share if the Company wishes to pay amounts under the loan before maturity. In connection with the issuance of the debt, the Company issued 250,000 warrants with an exercise price of $1.25 per share, exercisable on or before August 1, 2006. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 4.55%; expected volatility of 84%; and term of five years, was estimated to be $92,000 and is being amortized over the life of the loan which results in a higher effective interest rate.

6.   LONG-TERM DEBT-OTHER

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS



         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following:

                                                                                                  September 30, 2002
       Capital lease obligation ........................................................                   6,000
       Promissory note payable to State of Minnesota, with interest of 8% per annum, payable in monthly installments of $2,700, including
         interest through February 1, 2005..............................................                  70,000
       Amounts payable to regulatory agencies (i).......................................                  87,000
                                                                                                       ---------
                                                                                                         163,000
       Less current portion of long-term debt...........................................                  27,000
                                                                                                          ------

                                                                                                        $136,000
                                                                                                         =======

       (i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $95,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. As of September 30, 2002, the Company was assessed $8,000, which was paid in full, but promissory notes with the other agencies have not been signed.

       At September 30, 2002, the aggregate maturities of long-term debt for the fiscal periods are as follows: 2003 - $27,000; 2004 - $30,000; 2005 - $13,000;
and subsequent years - $87,000.

7.     SALE OF ASSETS

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

       Final agreements were reached and the transaction was closed in June 2002. Clear title to a trademark sold as part of the assets could not be given until the lien on assets by the Internal Revenue Service (See Note 6) was paid in full. Part of the proceeds of this transaction were paid directly to the IRS. The proceeds received and recorded values of the assets sold are as follows:

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

Cash in LSL Biolafitte, Inc.                                        $ 4,000
Cash paid to Biovest                                                 84,000
Cash paid to IRS                                                    226,000
Accounts Receivable                                                  28,000
                                                       ---------------------

      Total Purchase Consideration                                 $342,000
                                                       =====================

Sale of Trademark                                                  $175,000
Receivable from LSL                                                 167,000
                                                       ---------------------

      Assets Sold                                                  $342,000
                                                       =====================


       A gain on sale of $321,000 was recorded in the quarter ended June 30, 2002; $175,000 from the sale of a trademark, which is reflected as "Other income" on the accompanying financial statements; $146,000 as a reversal of a previously recorded reserve for amounts owed to the Company by Biolafitte.

8.     SHAREHOLDERS' EQUITY

       Common Stock Purchase

       In May 2002, a stockholder agreed to purchase 166,667 shares of common stock, together with 166,667 warrants to purchase shares of common stock at $3.00 per share, for $500,000. An initial payment of $300,000 was made in May 2002 and the remaining $200,000 in August 2002. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.52%; expected volatility of 75.9%; and expected life of four years. Based upon the fair value of the warrants, the Company recorded $66,000 of expense in conjunction with this transaction.


       Common Stock Issued for Services

       In December 2001, the Company issued 10,000 shares of common stock as employee compensation. The shares were valued at $1.25 per share, which resulted in approximately $13,000 of expense.

       In June 2002, the Company issued 20,000 shares of common stock as employee compensation. The shares were valued at $3.00 per share, which resulted in $60,000 of expense.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

       Stock Options

       In December   , 2001 the Company granted 2,084,000 stock options to
certain executive officers and employees. The options have an exercise price of $1.50 per share and a five year term. With respect to the options granted to certain executive officers, half are exercisable six months from the date of grant and the remaining options are exercisable one year from the date of the grant. Those granted to other employees are exercisable over a ten year term and vest one-third each year, on the anniversary of the grant, after the first year.

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

       In March 2002 the Company issued 250,000 warrants in connection with various notes payable - see Note 5.

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

       In May 2002, the stockholder, who purchased additional common stock (See below), was hired as a consultant. He will receive $30,000 per year in cash compensation and a sign-on bonus of 250,000 warrants to purchase common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and have a term of five years. The warrants were valued using the Black-Scholes pricing model with the following assumptions: zero dividend yield; risk-free interest rate of 4.52%; expected volatility of 75.9%; and expected life of three years. Based upon the fair value of the warrants, the Company recorded $119,000 of expense as the total value of the warrants.

       In May 2002, the Board of Directors voted to reprice warrants which were issued in connection with a one year, $1,000,000 loan made in August 2001. The original warrants were exercisable immediately over five years and were priced; 100,000 warrants at $5.00 per share and 100,000 at $10.00 per share. All other provisions of the warrant remain the same, but the exercise price in both tranches was reduced to $2.50 per share. The repricing of the warrants generates an additional expense which was calculated based upon the fair value of the new warrants as compared to the fair value of the original warrants on the date of the repricing. Accordingly, the Company recorded $42,000 of expense as the total additional value of the warrants.

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

       Stock option activity for the years ended September 30, 2002 and 2001 is as follows:

                                                               Years ended September 30
                                             -------------------------------------------------------------
                                                         2002                            2001
                                             -----------------------------    ----------------------------
                                                              Weighted                         Weighted
                                                               Average                         Average
                                             Number of        Exercise         Number of       Exercise
                                               Shares           Price           Shares           Price
                                             -----------    --------------    ------------     -----------
Outstanding-beginning of year                 4,844,350            $1.40        2,200,000          $1.50
     Granted                                  2,379,000             1.50        2,655,600           1.31
     Exercised                                        -                -                -              -
     Cancelled                                 (118,250)            1.53          (11,250)          1.25
                                             -----------                      ------------
Outstanding-end of year                       7,105,100             1.45        4,844,350           1.40
                                             ===========                      ============
Exercisable-end of year                       4,376,700             1.45       2,545,833            1.47

                               Options Outstanding
------------------------------------------------------------------------------------------------------------------------
                                                         Weighted Average
          Range of                   Number                  Remaining                 Weighted Average
      Exercise Prices              Outstanding           Contractual Life               Exercise Price
-----------------------------    ----------------    --------------------------    --------------------------
         $1.25-1.50                    4,824,350               6.85                         $ 1.40
            3.00                          20,000               9.83                            3.00

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


                             Options Exercisable
-------------------------------------------------------------------------------

          Range of                   Number              Weighted Average
      Exercise Prices              Outstanding            Exercise Price
-----------------------------    ----------------    --------------------------
         $1.25-1.50                    2,542,500               $ 1.40
            3.00                          33,333                 3.00



The weighted average fair value of options granted in 2002 and 2001 was $0.40 and $0.85 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001: no dividend yield; risk-free interest rate of return of 3.18% and 4.25%; volatility of 92.92% and 84%; and an average term of 5 years. The Company's 2002 and 2001 pro forma net loss and basic and diluted net loss per share would have been $10,642,000 and $7,064,000 or $0.32 and $0.76 per share had the fair value method been used for valuing options granted during 2002 and 2001. These effects may not be representative of the future effects of applying the fair value method.

Stock Warrants

       Stock warrants outstanding at September 30, 2002 are summarized as follows:

                                           Warrants Outstanding
-------------------------------------------------------------------------------------------------------------
                                                         Weighted Average
          Range of                   Number                 Remaining                  Weighted Average
      Exercise Prices             Outstanding            Contractual Life               Exercise Price
-----------------------------    ---------------    ---------------------------    --------------------------
        $1.25-1.50                     800,000                 3.68                          $ 1.33
         2.00-3.00                     951,667                 3.97                            2.46
         4.00-7.50                     945,000                 4.03                            4.99

                             Warrants Exercisable
-------------------------------------------------------------------------------

          Range of                   Number              Weighted Average
      Exercise Prices              Outstanding            Exercise Price
-----------------------------    ----------------    --------------------------
        $1.25-1.50                   800,000                    1.33
         2.00-3.00                   941,667                    2.46
         4.00-7.50                   935,000                    5.00

9.     INCOME TAXES

       No provision for income taxes has been recorded for the fiscal years ended September 30, 2002 and 2001 due to losses incurred during the periods. At September 30, 2002, the Company has net operating loss carryforwards of approximately $47,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


$14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

       A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

                                                             Year ended September 30,
                                                   ----------------------------------------------
                                                          2002                     2001
                                                   --------------------    ----------------------

              Federal statutory rate.............              (34)%                   (34)%
              State taxes........................               (2)                     (2)
              Effect of valuation allowance......               36                      36
                                                              -----                   -----
              Net actual effective rate..........                -  %                    -  %
                                                              =====                   =====


10.    RETIREMENT PLANS

       The Company has a retirement savings plan covering all employees eligible to participate in the plan. Employees of the Company scheduled to provide at least 1,000 hours of service during their first year of employment are eligible as of a date no later than six months after employment and employees scheduled to provide less than 1,000 hours of service become eligible after completing a year of service. Eligible employees may make annual earnings reduction contributions of up to the maximum percentage allowable by Code Sections 401(k), 404 and 415, presently 16% of compensation, limited to $12,500 for 2002, on a pre-tax basis to their plan accounts. The Company may also make discretionary contributions to this plan, subject to approval by the Board of Directors, which are allocated to the accounts of the participants in proportion to each participant's annual compensation from the Company. The Company has made no discretionary contributions pursuant to the plan.

11.    COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases office and manufacturing space pursuant to several non-cancelable operating leases. Rent expense pertaining to these leases was $907,000 and $839,000, for fiscal years ended September 30, 2002 and 2001. At September 30, 2002, the following is a schedule of future minimum rental payments required pursuant to these leases for the fiscal periods ended September 30:

                2003..................      $557,000

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


                2004..................       332,000
                2005..................       296,000
                2006..................       123,000

       Cooperative Research and Development Agreement

       In September 2001 the Company successfully entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which requires a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 will resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA and we will lose the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

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

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


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

       Product Liability

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

       Legal Proceedings

       During fiscal 2001 the Company entered into a settlement agreement in connection with a patent infringement matter. The terms of the settlement agreement provide for the Company and another plaintiff to be jointly paid an aggregate principal amount of $1,000,000 plus interest at prime. The principal amount is to be paid in increments of $50,000, $100,000 and $200,000 payable on various dates beginning July 2001 and ending June 2004, when all interest accrued on the principal shall be due and payable.

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

       At September 30, 2000, Biovest LLC held 4,463,354 shares of the Company's common stock or 49% of the Company's outstanding common stock. In August 2001, Biovest LLC transferred all of its shares of the Company's common stock to Biovest Corp., a New York corporation, and in September 2001, Biovest Corp. reincorporated in Delaware under the name Biovests Corp., sold all of its assets consisting of 4,672,749 shares of common stock to the Company and the Company issued an equal number of shares of common stock to Biovests Corp., which then liquidated all of its assets by distributing the shares to its shareholders.

13.    SUBSEQUENT EVENTS

       During the period from October 1, 2002 through December 19, 2002 the Company negotiated extensions on 13 individual loans maturing at various times within the first

                           BIOVEST INTERNATIONAL, INC.
                       (FORMERLY CELLEX BIOSCIENCES, INC.)
                          NOTES TO FINANCIAL STATEMENTS



four months of fiscal 2003 aggregating $1,100,000. These loans bear interest at 7.5% and are also convertible into shares of the Company's common stock at $1.00 per share, at the holder's option, if the Company wishes to pay amounts under the loan before maturity. Nine of the loans aggregating $950,000 were extended for two additional years. Two of these loans increased the amount loaned by $25,000 each. In so doing they also become a secured creditor with respect to the new loan, will receive interest on the increment at 7% and warrants exercisable at $1.25 for five years in an amount equal to 25% of the number of shares into which their total investment is convertible.

The remaining four notes payable aggregating $150,000 were extended for one year, bear interest at 7.5%, and are convertible into shares of the Company's common stock at $1.00 per share, at the holder's option, if the Company wishes to pay amounts under the loan before maturity. One of these loans, amounting to $50,000, includes the provision that the Company will begin repaying the principal at the rate of $2000 per month beginning December, 16 2002 and each month thereafter until the maturity date when the remaining principal and accrued interest will be payable. In the event the Company should realize proceeds from any source in the amount of at least $200,000, the Company shall repay the balance of the note then outstanding within 15 days of receipt of the proceeds. Further, in the event of any closing of a financing of capital proceeds in an amount of $25,000 or more, the Company agrees to repay the loan in the amount of 25% of the amount of the financing or the amount owed whichever is smaller, within 15 days of the closing of the financing. Any event of default in payments or other terms and conditions of this loan shall constitute a material default in this loan and an affiliated loan for $50,000 due on October 11, 2003. Both loans would then be accelerated and subject to such remedies as a money judgment and enforced collection of all remaining principal and accrued interest owing at that time.

For assistance with the negotiations of the above extensions, the Company repriced the 100,000 warrants previously issued with an exercise price of $2.50 per share and 100,000 warrants previously issued with an exercise price of $5.00 per share to a third party to $1.25 and $1.50 per share, respectively. The warrants are exercisable immediately and have a term of five years.