Form 10QSB
period 2002-12-31
BIOVEST INTERNATIONAL INC
filed 2003-02-19
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

         For the quarterly period ended December 31, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---
         For the transition period from               to
                                        --------------    ----------------

                         Commission file number 0-11480

                           BIOVEST INTERNATIONAL, INC.
         (Exact name of small business issuer as specified in its charter)

              Delaware                                  41-1412084
              --------                                  ----------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

                   8500 Evergreen Blvd., Minneapolis, MN 55433
                   -------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: 201-816-8900
                           ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---

         At February 17, 2003, there were 9,796,363 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                              (check one) Yes   No X
                                                  ---

INDEX
BIOVEST INTERNATIONAL, INC.


                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

         Balance Sheet as of December 31, 2002 (unaudited)...............................................  3

         Statements of Operations for the Three Months ended December 31, 2002 and 2001 (unaudited)......  4

         Statements of Cash Flows for the Three Months ended December 31, 2002 and 2001 (unaudited)......  5

         Notes to Financial Statements (unaudited).......................................................  6

     ITEM 2. Management's Discussion and Analysis or Plan
                  of Operations.......................................................................... 15

     ITEM 3. Controls and Procedures..................................................................... 19

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K........... ................................................ 20

             Signatures.................... ............................................................. 20

             Certifications.............................................................................. 21



 PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.
                                     BALANCE SHEET                                                    DECEMBER 31, 2002
                                         ASSETS                                                       (UNAUDITED)
                                         ------                                                ------------------------
 Current assets
   Cash                                                                                         $               259,000
   Accounts receivable, net of $125,000 allowance for doubtful accounts                                         995,000
   Costs and estimated earnings in excess of billings on uncompleted contracts                                   51,000
   Inventories                                                                                                1,035,000
   Other                                                                                                        162,000
                                                                                                ------------------------
     Total current assets                                                                                     2,502,000
 Property, plant and equipment, net                                                                           1,120,000
 Other assets
   Inventories                                                                                                  245,000
   Patents and trademarks, net                                                                                  727,000
   Reorganization value in excess of amounts allocable to identifiable assets, net                            2,131,000
                                                                                                ------------------------
                                                                                                $             6,725,000
                                                                                                ========================
                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

 Current liabilities
   Current portion of notes payable                                                             $               509,000
   Current portion of long-term debt                                                                             28,000
   Accounts payable                                                                                           1,290,000
   Customer deposits                                                                                            286,000
   Deferred revenue                                                                                              27,000
   Accrued liabilities
      Compensation and related taxes                                                                          1,877,000
      Other                                                                                                     466,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                                  416,000
                                                                                                ------------------------
     Total current liabilities                                                                                4,899,000
 Long-term notes payable                                                                                      1,976,000
 Long-term debt                                                                                                 123,000
 Commitments and contingencies                                                                                       --
 Shareholders' equity
    Preferred stock, $ .01 par value, 10,000,000 shares authorized; none issued and
      outstanding                                                                                                    --
   Common stock, $.01 par value, 50,000,000 shares authorized;
      9,796,363 shares issued and outstanding                                                                    98,000
   Additional paid-in capital                                                                                13,194,000
   Accumulated deficit                                                                                      (13,315,000)
   Stock subscription receivable                                                                               (250,000)
                                                                                                -----------------------
     Total shareholders' equity                                                                                (273,000)
                                                                                                ------------------------
                                                                                                $             6,725,000
                                                                                                ========================


    The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS          THREE MONTHS
                                                             ENDED                 ENDED
                                                       DECEMBER 31, 2002     DECEMBER 31, 2001
                                                       ------------------    ------------------
Revenues
  Contract production services                         $         905,000        $    1,817,000
  Consumable sales                                               468,000               291,000
  System sales                                                    83,000               464,000
  Other                                                           88,000                94,000
                                                       ------------------    ------------------

  Total revenues                                               1,544,000             2,666,000
                                                       ------------------    ------------------

Operating costs and expenses
  Cost of sales                                                1,468,000             1,946,000
  Research and development                                       426,000             1,053,000
  Marketing, general and administrative                          790,000             1,094,000
                                                       ------------------    ------------------

  Total operating costs and expenses                           2,684,000             4,093,000
                                                       ------------------    ------------------

Loss from operations                                          (1,140,000)           (1,427,000)

Other income (expense)
  Interest expense                                              (112,000)             (106,000)
  Other income                                                    50,000                     -
                                                       ------------------    ------------------

Net loss                                               $      (1,202,000)       $   (1,533,000)
                                                       ==================    ==================

Net loss per common share-basic and diluted            $            (.12)       $         (.16)
                                                       ==================    ==================

Weighted average number of common shares
  outstanding- basic and diluted                               9,796,363             9,628,609
                                                       ==================    ==================



   The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                                DECEMBER 31, 2002      DECEMBER 31, 2001
                                                                                ------------------     ------------------
Cash flows from operating activities
   Net loss                                                                       $   (1,202,000)        $    (1,533,000)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                         60,000                  48,000
     Amortization                                                                         30,000                  63,000
     Issuance of common stock, options and warrants for services                           -----                  55,000
     Amortization of warrants related to debt                                             30,000                  58,000
     Changes in current operating items
         Accounts receivable                                                             298,000                (451,000)
         Costs and estimated earnings in excess of billings on uncompleted
           contracts                                                                     (23,000)                451,000
         Inventories                                                                      34,000                  41,000
         Other                                                                            41,000                 239,000
         Accounts payable and accrued liabilities                                        209,000                 496,000
         Customer deposits                                                               109,000                 354,000
         Billings in excess of costs and estimated earnings on uncompleted
         contracts                                                                       129,000                 (44,000)
                                                                                ----------------         ---------------
           Net cash used in operating activities                                        (285,000)               (223,000)
                                                                                ----------------         ---------------
Cash flows from investing activities
   Capital expenditures                                                                    -----                 (38,000)
                                                                                ----------------         ---------------
           Net cash used in investing activities                                           -----                 (38,000)
                                                                                ----------------         ---------------
Cash flows from financing activities
   Proceeds from short-term borrowings                                                     -----                 775,000
   Repayment of short-term borrowings                                                      -----                (200,000)
   Principal payments on long-term debt                                                    -----                 (34,000)
   Financing costs                                                                         -----                 (16,000)
   Proceeds from long-term debt                                                           50,000                   -----
                                                                                ----------------         ---------------
           Net cash provided by financing activities                                      50,000                 525,000
                                                                                ----------------         ---------------
Net increase (decrease) in cash                                                         (235,000                 264,000
Cash at beginning of period                                                              494,000                   -----
                                                                                ----------------         ---------------
Cash at end of period                                                             $      259,000         $       264,000
                                                                                ----------------         ---------------
Cash paid for interest                                                            $       13,000         $        21,000
                                                                                ================         ===============

Non-cash disclosure of investing and financing activities:
         During the quarter ended December 31, 2002, the Company recorded $ 319,000 as additional paid-in capital to reflect the issuance of warrants.



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

(2)      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the financial statements.

         Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

         As of July 31, 1999, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




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

         As of the first fiscal quarter, the Company adopted SFAS 142 under which amortization of goodwill is no longer permitted. Intangible assets such as goodwill are to be tested for impairment annually and whenever there is an impairment indicator. Any impairment losses resulting from testing will be recognized as a cumulative effect of a change in accounting principle. During the comparable quarter last year, $33,000 or less than $.01 per share was recognized as amortization and reported as general and administrative expense.

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

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended December 31, 2002 and 2001 no common share equivalents would have been included in the computation of diluted net income
(loss) per share because there were losses in both years and the effect would have been antidilutive.

 RECENT ACCOUNTING PRONOUNCEMENT

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable.

         In the quarter ended December 31, 2002, the Company closed its corporate headquarters in Englewood Cliffs, New Jersey and relocated to existing Company facilities in Minneapolis, Minnesota. At the closed facility the lease had expired before December 31, 2002. Termination benefits amounting to $14,000 were paid in the quarter ended December 31, 2002. Costs to consolidate the facility will be recognized in the quarter ended March 31, 2003 when fully determined.

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


 (3)     GOING CONCERN

         During the three months ended December 31, 2002 the Company incurred a net loss of $1,202,000. At December 31, 2002 the Company had a deficit in working capital of approximately $2,400,000. The Company has been meeting its cash requirements through the use of cash on hand and short-term borrowings, primarily from affiliates.

         In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which require a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 will resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




and we will lose the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

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

(4)      DETAILS TO BALANCE SHEET

CONCENTRATION OF CREDIT RISK

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. Two customers accounted for 12% and 13% of revenues for the three months ended December 31, 2002. These customers accounted for 26% and 11% of the Company's trade accounts receivable balance at December 31, 2002. Two customers accounted for 23% and 12% of revenues for the three months ended December 31, 2001.

         A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 33% and 47% for the three months ended December 31, 2002, and 2001, respectively. For the three months ended December 31, 2002, one foreign country accounted for 13% of total revenues. For the three months ended December 31, 2001, one foreign country accounted for 14% of total revenues.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




INVENTORIES


         Inventories consist of the following:


                                                      DECEMBER 31, 2002
                                                      -----------------
                    Finished goods..........               $170,000
                    Work-in-process........                 115,000
                    Raw materials...........                995,000
                                                      -----------------
                                                          1,280,000
                    Less non-current portion               (245,000)
                                                      -----------------
                                                        $ 1,035,000
                                                      =================


         The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to December 31, 2002. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

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

         During the period from October 1, 2002 through December 19, 2002 the Company negotiated extensions on 13 individual loans maturing at various times within the first four months of fiscal 2003 aggregating $1,100,000. These loans bear interest at 7.5% and are also convertible into shares of the Company's common stock at $1.00 per share, at the holder's option, if the Company wishes to pay amounts under the loan before maturity. Nine of the loans aggregating $950,000 were extended for two additional years. Two of these nine loans increased the amount loaned by $25,000 each. In so doing

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




they also become a secured creditor with respect to the new loan, will receive interest on the increment at 7% and warrants exercisable at $1.25 for five years in an amount equal to 25% of the number of shares into which their total investment is convertible. By agreeing to extend the nine maturing loans for two years, all investors received warrants to purchase 25% of the number of shares of common stock that they are entitled to convert their investment into, at $1.25 per share for five years.

         The remaining four notes payable aggregating $150,000 were extended for one year, bear interest at 7.5%, and are convertible into shares of the Company's common stock at $1.00 per share, at the holder's option, if the Company wishes to pay amounts under the loan before maturity. One of these loans, amounting to $50,000, includes the provision that the Company will begin repaying the principal at the rate of $2,000 per month beginning December 16, 2002 and each month thereafter until the maturity date when the remaining principal and accrued interest will be payable. In the event the Company should realize proceeds from any source in the amount of at least $200,000, the Company shall repay the balance of the note then outstanding within 15 days of receipt of the proceeds. Further, in the event of any closing of a financing of capital proceeds in an amount of $25,000 or more, the Company agrees to repay the loan in the amount of 25% of the amount of the financing or the amount owed whichever is smaller, within 15 days of the closing of the financing. Any event of default in payments or other terms and conditions of this loan shall constitute a material default in this loan and an affiliated loan for $50,000 due on October 11, 2003. Both loans would then be accelerated and subject to such remedies as a money judgment and enforced collection of all remaining principal and accrued interest owing at that time.

         For assistance with the negotiations of the above extensions, the Company repriced the 100,000 warrants, previously issued with an exercise price of $2.50 per share, and the 100,000 warrants previously issued with an exercise price of $5.00 per share, to a third party to $1.25 and $1.50 per share, respectively. The warrants are exercisable immediately and have a term of five years. The aggregate additional value of the repriced warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk-free interest rate of 3.18%; expected volatility of 87.98%; and term of five years, was estimated to be $27,000 and was expensed in the quarter.

(6)      LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at December 31, 2002:

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Promissory note payable to State of Minnesota, with interest of 8% per annum, payable in monthly installments of $2,700,
   including interest through February 1, 2005............                             64,000
Amounts payable to regulatory agencies (i)...........                                  87,000
                                                                                     ---------
                                                                                      151,000

Less current portion of long-term debt..........                                       28,000
                                                                                     ---------
                                                                                     $123,000
                                                                                     =========

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


         At December 31, 2002, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2003-$21,000; 2004-$30,000; 2005-$13,000; and subsequent years- $87,000.


(7)      SHAREHOLDERS' EQUITY

         STOCK OPTIONS AND WARRANTS

         During the three months ended December 31, 2002, the Company granted 550,000 warrants to existing creditors to the Company as part of their incentive to extend their existing loans for two years. The warrants have an exercise price of $1.25 per share and a five-year term.

 (8)     INCOME TAXES

         No provision for income taxes has been recorded for the three months ended December 31, 2002 and 2001 due to the losses incurred during the periods. At December 31, 2002, the Company has net operating loss carryforwards of approximately $48,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, a significant portion of these carryforwards are subject to significant restrictions with

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating and capital loss carryforwards.

(9)      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         During fiscal 2001 the Company entered into a settlement agreement in connection with a legal matter. The terms of the settlement agreement provide for the Company and another plaintiff to be jointly paid an aggregate principal amount of $1,000,000 plus interest at prime. The principal amount is to be paid in increments of $50,000, $100,000 and $200,000 payable on various dates beginning July 2001 and ending June 2004, when all interest accrued on the principal shall be due and payable. The $100,000 payment due on August 15, 2002 was paid on October 10, 2002. The $100,000 payment due on January 15, 2003 has not been paid and is under renegotiation per the terms of the note. An additional $450,000 is due in future periods, of which $375,000 is due to the Company.

         The payments received from the defendant are to be shared by the Company and the other plaintiff pursuant to a separate agreement, which provides for the other plaintiff to receive up to $350,000 in the aggregate.

         The Company and the defendant also entered into a royalty agreement whereby the defendant is to pay a royalty to the Company of three percent of its product sales up to an aggregate of $3,000,000 in total royalty payments. There have been no product sales and no accrual for royalties has been recorded.

         The Company is uncertain about future collections and is not able to assess the defendant's ability to perform under the settlement agreement. As a result, the Company will record additional payments as income when received. In the quarter ended December 31, 2002 the Company received a payment under the agreement amounting to $50,000 which was reported as other income.

          From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




(10)     SUBSEQUENT EVENTS

         In January 2003, a $300,000 loan was negotiated which provided for three $100,000 installments to be made per week beginning on January 13, 2003. The loan, in the form of a promissory note, is secured by a $500,000 receivable from a customer. The creditor also received 200,000 shares of Company stock and is to receive 1% simple interest for two months. The loan and interest is also convertible into common stock in the Company at $0.50 per share during the term of the note. Warrants to purchase 200,000 shares of common stock at $0.50 per share exercisable within five years were also included.

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

     In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which required a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 will resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA and we will lose the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

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

RESULTS OF OPERATIONS

     REVENUES. Revenues for the three months ended December 31, 2002 of $1,544,000 were down 42% from $2,666,000 for the three months ended December 31, 2001. Contract cell culture production services for the three months ended December 31, 2002 decreased 50% from $1,817,000 to $905,000. The decreases are primarily due to fewer contracts and delays in starting new projects. Consumable sales for the three months ended December 31, 2002 increased 61% from $291,000 to $468,000 when compared with last year. Much of the increase in consumable revenues in the first fiscal quarter versus last year is due to customers anticipation of delivery delays associated with the relocation of consumable operations at the end of December 2002. Systems sales decreased 82% from the prior year due to the timing of delivery schedules between the periods.

     GROSS MARGIN. The overall gross margin for the first quarter of fiscal year 2003 decreased versus the comparable quarter last year from 27% to 5%. The decreased gross margin for the first fiscal quarter of 2003 is due primarily to the reduced contract cell culture production volume. This volume was insufficient to absorb the fixed overhead of the Company.

     OPERATING EXPENSES. Research and development expenses for the three months ended December 31, 2002 decreased approximately $627,000 or 60% from the comparable quarter, reflecting decreased expenses for the CRADA. CRADA expenses for the three months ended December 31, 2002 were approximately $169,000 versus $992,000 for the comparable period. CRADA related expenses would need to increase substantially this fiscal year versus last year, if our plan is realized. These expenses would be associated primarily with increased patient accrual expenses for the clinical trial and increased administration payments to the NCI.

     Marketing, general and administrative expenses decreased $304,000 in the three months ended December 31, 2002 versus the same period in fiscal 2001. The decrease is attributed largely to decreased compensation costs and professional services expenses. The comparable period in fiscal 2001 included $33,000 of amortization of goodwill which is not included in the comparable period of fiscal 2002 due to the adoption of SFAS 142 which eliminated amortization in favor of the fair value method for testing for impairment. The three months ended December 31, 2002 included approximately $14,000 of termination benefits associated with the close and relocation of our corporate headquarters to another existing facility within the Company. Additional cost of relocating this facility will be recognized in the quarter ended March 31, 2003.

     OTHER EXPENSE, NET. Other Expense, Net consists primarily of interest expense on the Company's long-term and short-term loans, primarily from affiliates. Interest expense for the first three months of fiscal 2002 was $6,000 higher than for the first three months of fiscal 2001. Partially offsetting this expense was the receipt of $50,000 as proceeds from the legal settlement in October 2001.


LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2002 the Company had a working capital deficit of $2,397,000 compared to a working capital deficit of $1,061,000 at September 30, 2002.

     During the three months ended December 31, 2002 and 2001, we utilized zero and $38,000 of cash for capital expenditures.

     We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2002 and 2001 we incurred losses of $4,200,000 and $5,832,000. During fiscal year 2002 and 2001, we used $297,000 and $2,070,000 of cash flow for operations. During the quarter ended December 31, 2002 we incurred a loss of $1,202,000 and used $285,000 of cash flow for operations. We have been meeting our cash requirements through the use of cash on hand and short-term borrowings, primarily from affiliates.

     During the three months ended December 31, 2002 the Company obtained $50,000 in additional loans and extended approximately $2,400,000 of the existing loans for two years. The new loans bear interest at 7.0%, are due in November 2004 and are also convertible into shares of the Company's common stock at $1.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company also issued to the holders of each of these new loans 25,000 additional warrants with an exercise price of $1.25 per share and a term of five years. All extended loans were renewed at the same interest rate, conversion was reduced to $1.00 per share and 500,000 additional five-year warrants, exercisable at $1.25 per share, were issued.

     In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which require a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 will resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. Failure to remit this payment will constitute the Company's unilateral termination of the CRADA and we will lose the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

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

ITEM 3.       CONTROLS AND PROCEDURES

            Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to them material information required to be disclosed in our reports filed with the Securities and Exchange Commission. As of the date of this report there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.     OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

             99.1 Certification of Chief Executive Officer.
             99.2 Certification of Chief Financial Officer.

       (b)   Reports on Form 8-K

             None



SIGNATURES
----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                BIOVEST INTERNATIONAL, INC.
                                ---------------------------

Date:   February 18, 2002           /s/ Dr. Christopher Kyriakides
        -----------------           -------------------------------
                                    Dr. Christopher Kyriakides
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

Date:   February 18, 2002           /s/ Thomas F. Belleau
        -----------------           ----------------------
                                    Thomas F. Belleau
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

I, Christopher Kyriakides, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Biovest International, Inc.;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterlyl report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Dated: February 18, 2003               By:   /s/ Christopher Kyriakides
                                             -----------------------------------
                                             Christopher Kyriakides
                                             Chief Executive Officer

      I, Thomas F. Belleau, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Biovest International, Inc.;

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



Dated: February 18, 2003                   By:   /s/ Thomas F. Belleau
                                                 -------------------------------
                                                 Thomas F. Belleau
                                                 Chief Financial Officer