Form 10QSB
period 2003-03-31
BIOVEST INTERNATIONAL INC
filed 2003-05-21
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 2003

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

              8500 Evergreen Blvd. NW, Minneapolis, Minnesota 55433
              -----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: 763-786-0302
                           ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At May 19, 2003, there were 10,289,696 shares of the registrant's Common Stock, no par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                              (check one) Yes No  X
                                                 ---

INDEX
BIOVEST INTERNATIONAL, INC.


                                                                                                          PAGE
                                                                                                          -----
PART I.    FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Balance Sheet as of March 31, 2003 (unaudited)..................................................  3

          Statements of Operations for the Three Months and Six Months ended
             March 31, 2003 and 2002 (unaudited)..........................................................  4

          Statements of Cash Flows for the Six Months ended March 31, 2003 and 2002 (unaudited)...........  5

          Notes to Financial Statements...................................................................  6

     ITEM 2.  Management's Discussion and Analysis or Plan
                  of Operations........................................................................... 14

     ITEM 4.  Controls and Procedures..................................................................... 18

PART II.   OTHER INFORMATION


     ITEM  6.  Exhibits and Reports on Form 8-K........................................................... 19

         Signatures....................................................................................... 19

         Certifications................................................................................... 20

 PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.
                                     BALANCE SHEET                                                    MARCH 31, 2003
                                         ASSETS                                                         (UNAUDITED)
                                         ------                                                 ------------------------
 Current assets
   Cash                                                                                         $               160,000
   Accounts receivable, net of $196,000 allowance for doubtful accounts                                       1,197,000
   Costs and estimated earnings in excess of billings on uncompleted contracts                                   78,000
   Inventories                                                                                                  991,000
   Other                                                                                                        115,000
                                                                                                ------------------------
     Total current assets                                                                                     2,541,000
 Property, plant and equipment, net                                                                             985,000
 Other assets:
   Inventories                                                                                                  245,000
   Patents and trademarks, net                                                                                  696,000
   Reorganization value in excess of amounts allocable to identifiable assets                                 2,131,000
                                                                                                ------------------------
                                                                                                $              6,598,000
                                                                                                ========================
                           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Short term borrowings-affiliate                                                              $               300,000
   Notes payable                                                                                                496,000
   Current portion of long-term debt                                                                             29,000
   Accounts payable                                                                                           1,379,000
   Customer deposits                                                                                            159,000
   Accrued liabilities
      Compensation and related taxes                                                                          1,987,000
      Other                                                                                                     779,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                                  345,000
                                                                                                ------------------------
      Total current liabilities                                                                               5,474,000
 Long-term notes payable                                                                                      2,329,000
 Long-term debt                                                                                                 115,000
 Commitments and contingencies                                                                                       --
 Shareholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
      and outstanding                                                                                                --
    Common stock, $.01 par value, 50,000,000 shares authorized;
      10,289,696 shares issued and outstanding                                                                  103,000
   Additional paid-in capital                                                                                13,660,000
   Accumulated deficit                                                                                      (14,833,000)
   Stock subscription receivable                                                                               (250,000)
                                                                                                ------------------------
     Total shareholders' equity                                                                              (1,320,000)
                                                                                                ------------------------
                                                                                                $             6,598,000
                                                                                                ========================


    The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS          THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                     ENDED                 ENDED                 ENDED                ENDED
                                                 MARCH 31, 2003        MARCH 31, 2002        MARCH 31, 2003         MARCH 31, 2002
                                               ------------------    ------------------    ------------------    -------------------
Revenues:
  Contract production services                 $         968,000     $       1,232,000     $       1,873,000     $        3,049,000
  Consumable sales                                       410,000             1,041,000               878,000              1,332,000
  System sales                                           285,000               486,000               367,000                950,000
  Other                                                  132,000                86,000               221,000                180,000
                                               ------------------    ------------------    ------------------    -------------------

  Total revenues                                       1,795,000             2,845,000             3,339,000              5,511,000

Operating costs and expenses:
  Cost of sales                                        1,356,000             2,192,000             2,824,000              4,138,000
  Research and development                               496,000               448,000               922,000              1,501,000
  Marketing, general and administrative                  959,000             1,007,000             1,750,000              2,101,000
                                               ------------------    ------------------    ------------------    -------------------

  Total operating costs and expenses                   2,811,000             3,647,000             5,496,000              7,740,000
                                               ------------------    ------------------    ------------------    -------------------

Loss from operations                                  (1,016,000)             (802,000)           (2,157,000)            (2,229,000)

Other income (expense):
  Interest expense, net                                 (187,000)             (146,000)             (299,000)              (252,000)
  Financing expense                                     (286,000)                    -              (286,000)                     -
  Other income                                                 -                20,000                50,000                 20,000
  Loss on disposal of assets                             (29,000)                    -               (29,000)                     -
                                               ------------------    ------------------    ------------------    -------------------

Net loss                                       $      (1,518,000)    $        (928,000)    $      (2,721,000)    $       (2,461,000)
                                               ==================    ==================    ==================    ===================

Net loss per common share-basic and diluted    $            (.15)    $            (.10)    $            (.28)    $             (.26)
                                               ==================    ==================    ==================    ===================
Weighted average number of common shares
  outstanding- basic and diluted                       9,953,104             9,629,696             9,883,982              9,629,147
                                               ==================    ==================    ==================    ===================



   The accompanying notes are an integral part of these financial statements.

                          BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                                              MARCH 31, 2003        MARCH 31, 2002
                                                                                              --------------        --------------
Cash flows from operating activities:
   Net loss                                                                                  $    (2,721,000)      $  (2,461,000)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities
     Depreciation                                                                                    120,000              96,000
     Amortization                                                                                     61,000             124,000
     Issuance of common stock, options and warrants for services                                     790,000              55,000
     Loss on asset disposal                                                                           29,000              ------
     Amortization of warrants related to debt                                                        159,000             148,000
     Changes in operating items:
         Accounts receivable                                                                          95,000             147,000
         Costs and estimated earnings in excess of billings on uncompleted contracts                 (50,000)            303,000
         Inventories                                                                                  78,000             102,000
         Other                                                                                        88,000             267,000
         Accounts payable and accrued liabilities                                                    697,000             129,000
         Customer deposits                                                                           (18,000)            481,000
         Billings in excess of costs and estimated earnings on uncompleted contracts                  58,000              94,000
                                                                                             ----------------      --------------
           Net cash used in operating activities                                                    (614,000)           (515,000)
Cash flows from investing activities:
   Capital expenditures                                                                               ------            (243,000)
   Disposal of assets                                                                                 47,000              ------
                                                                                             ----------------      --------------
           Net cash used in investing activities                                                      47,000            (243,000)
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                               300,000           1,250,000
   Repayment of short-term borrowings                                                                 ------            (200,000)
   Principal payments on long-term debt                                                             (191,000)            (68,000)
   Financing costs                                                                                  (286,000)            (30,000)
   Proceeds from long-term borrowings                                                                410,000              ------
                                                                                             ----------------      ----------------
          Net cash provided by financing activities                                                  233,000             952,000
                                                                                             ----------------      ----------------
Net (decrease) increase in cash                                                                     (334,000)            194,000
Cash at beginning of period                                                                          494,000               -----
                                                                                             ----------------      ----------------
Cash at end of period                                                                        $       160,000       $     194,000
                                                                                             ----------------      ----------------
Cash paid for interest                                                                       $        17,000       $      28,000
                                                                                             ================      ================



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

         Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

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

         As of the first fiscal quarter, the Company adopted SFAS 142 under which amortization of goodwill is no

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



longer permitted. Intangible assets such as goodwill are to be tested for impairment annually and whenever there is an impairment indicator. No impairment losses resulted from initial testing in the first six months of this fiscal year. During the comparable quarters last year, the Company recognized $30,000 and $63,000 in the three months and six months ended March 31, 2002 as amortization and reported as general and administrative expense. For the six months ended March 31, 2002 this amounted to $0.01 loss per share.

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

NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three and six months ended March 31, 2003 and 2002 no common share equivalents would have been included in the computation of diluted net income
(loss) per share because there were losses in all periods and the effect would have been antidilutive.

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

         In the quarter ended December 31, 2002, the Company closed its corporate headquarters in Englewood Cliffs, New Jersey and relocated to existing Company facilities in Minneapolis, Minnesota. At the closed facility the lease had expired before December 31, 2002. Termination benefits amounting to $14,000 were paid in the quarter ended December 31, 2002. In the quarter ended March 31, 2003 the Company consolidated the San Diego facility into the Minneapolis facility and the Hopkinton facility into the Worcester, Massachusetts facility and recorded $29,000 as a loss on disposal of fixed assets and $92,000 in terminating benefits and other consolidation costs. These relocations and consolidations were

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


undertaken in an effort by the Company to improve efficiency and operating results. The Company has determined that these actions do not require discontinued operations treatment.

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


(3)      GOING CONCERN

         During the six months ended March 31, 2003 the Company incurred a net loss of $2,721,000. At March 31, 2003 the Company had a deficit in working capital of approximately $2,933,000. The Company has been meeting its cash requirements through the use of cash on hand and short-term borrowings, primarily from affiliates.

         In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which required a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 were to resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. In April 2003, the Company made the required payment. Failure to remit this payment would have constituted the Company's unilateral termination of the CRADA and the loss of the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

         The Company's ability to continue its present operations and meet its obligations under the CRADA is dependent upon its ability to obtain significant additional funding. Such additional financing

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. Management is currently in the process of exploring various financing alternatives to meet the Company's cash needs, including additional short-term loans from shareholders and others and the sale of equity securities. Management believes they will be able to raise the necessary funds to continue operations in the near term. (See Note 9 - Subsequent Events.)

         There is no assurance that any additional required funds can be obtained on terms acceptable or favorable to the Company, if at all. The net losses incurred and the need for additional funding raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)      DETAILS TO BALANCE SHEET

CONCENTRATION OF CREDIT RISK

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. Three customers accounted for approximately 16%, 14% and 10% of the Company's trade accounts receivable balance at March 31, 2003.

         A significant amount of the Company's revenue has been derived from export sales. The Company's export sales were 22% and 49% for the six months ended March 31, 2003, and 2002, respectively.

INVENTORIES

      Inventories consist of the following:

                                                         MARCH 31, 2003
                                                         --------------
                     Finished goods .......                $  188,000
                     Work-in-process.......                    97,000
                     Raw materials ........                   951,000
                                                         -------------
                                                            1,236,000
                     Less non-current portion                (245,000)
                                                         -------------

                                                           $  991,000
                                                         =============

         The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to March 31, 2003. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


LONG-TERM DEBT

         Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at March 31, 2003:

 Promissory note payable to State of Minnesota, with interest of
  8% per annum, payable in monthly installments of $2,700,
  including interest through February 1, 2005...............             57,000

Amounts payable to regulatory agencies (i)..................             87,000
                                                                       --------
                                                                        144,000

Less current portion of long-term debt......................             29,000
                                                                       --------
                                                                       $115,000
                                                                       ========

(i) Pursuant to the Plan, the Company is obligated to repay certain regulatory agencies an aggregate amount of $94,000 in equal monthly installments for six years from the date of assessment with interest at the rate of 8% per annum. During fiscal 2001, the Company was assessed $7,000, which was paid in full, by one of these agencies, but promissory notes with the others have not been signed.

         At March 31, 2003, the aggregate maturities of long-term debt by fiscal year are as follows: remainder of 2003-$14,000; 2004-$30,000; 2005-$13,000; and
subsequent years- $87,000.

(5)      NOTES PAYABLE

         In March 2003, the Company borrowed $250,000 from an individual at 7% interest for two years. The loan is convertible into shares of the Company's common stock at $0.50 per share at the holder's option and includes warrants to purchase up to 250,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 2.56%; expected volatility of 78.97%; and term of approximately four years and four months, was estimated to be $61,000 and is being amortized over the life of the loan which results in a higher effective interest rate.

         In January and in February 2003, a stockholder in the Company loaned the Company $300,000 and $160,000, respectively. The January loan was advanced in three equal weekly tranches and is fully secured by a receivable due to Biovest in the amount of $500,000 from the National Institutes of Health. This loan includes an interest rate of 1% simple interest for two months and is convertible into the

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Company's common stock at $0.50 per share. In addition, the Company issued warrants to purchase 200,000 shares of common stock at $0.50 per share. The warrants are exercisable immediately and have a term of five years. The aggregate additional value of the repriced warrants using the Black-Scholes pricing model, assuming zero dividend yield; risk-free interest rate of 2.99%; expected volatility of 77.89%; and term of four years, was estimated to be $83,000 and was expensed in the quarter. This note was subsequently extended until the earlier of July 1, 2003 or the closing of the investment agreement with Accentia. (See Note 9 - Subsequent Events).

         The February loan for $160,000 is for a term of two years and accrues interest at 7% per year. The loan is convertible into shares of the Company's common stock at $0.50 per share at the holder's option and includes warrants to purchase up to 160,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 2.75%; expected volatility of 79.97%; and term of approximately four years and four months, was estimated to be $39,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

         In January 2003, the investor who made loans to the Company in January and February 2003, negotiated a financing agreement with the Company whereby he would receive compensation in the form of fully paid shares of the Company's stock at the rate of 0.66667 shares for every dollar raised through his efforts until April 1, 2003. As a result of raising the $710,000 during the quarter ended March 31, 2003, the Company issued 473,333 shares of stock, valued at $0.50 per share and adding $237,000 to paid in capital.

(6)      SHAREHOLDERS' EQUITY

         STOCK OPTIONS AND WARRANTS

         During the three months ended March 31, 2003, the Company granted 610,000 warrants to creditors of the Company as part of their incentive to make the loans. The warrants have an exercise price of $0.50 per share and a five-year term.

         As a result of raising the $710,000 during the quarter ended March 31, 2003, the Company issued 473,333 shares of stock to a stockholder for assistance in raising the funds.

         Also during the three months ended March 31, 2003, the Company agreed to grant an option to purchase 1,000,000 shares of common stock at $0.50 per share to the stockholder receiving the 473,333 shares in the above paragraph. Completion of the grant is subject to stockholder approval because the number of shares to be granted exceeds those authorized in the stock option plan.

         During the three months ended December 31, 2002, the Company granted 550,000 warrants to

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


existing creditors to the Company as part of their incentive to extend their existing loans for two years. The warrants have an exercise price of $1.25 per share and a five-year term.

(7)      INCOME TAXES

         No provision for income taxes has been recorded for the three and six months ended March 31, 2003 and 2002 due to the losses incurred during the periods. At March 31, 2003, the Company has net operating loss carryforwards of approximately $48,000,000 (expiring 2003 to 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company's net operating loss carryfowards may be further limited as a result of future equity transactions.

(8)      COMMITMENTS AND CONTINGENCIES

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


 (9)     SUBSEQUENT EVENTS

         On April 15, 2003, Biovest International, Inc. ("Biovest") entered into an investment agreement with Accentia, Inc. ("Accentia"), one of the Hopkins Capital Group portfolio companies, whereby Accentia has agreed to purchase all common stock that is authorized but unissued, which will equal an approximate 80% equity interest in Biovest, for $20 million. Payments under the agreement will consist of $5,000,000 in cash to be paid at the last to occur of closing or 60 days following the execution of the investment agreement, and a non-interest bearing note with annual payments of $2,500,000 on each of the first and second anniversaries of closing and $5,000,000 on each of the third and fourth anniversaries of closing. Pursuant to the agreement Accentia has advanced $530,000 to the Company, as part of the $5,000,000 cash payment to be made at closing, to meet Biovest's April 2003 financial obligation to the National Cancer Institute under the terms of the CRADA.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues for the three and six months ended March 31, 2003 of $1,795,000 and $3,339,000 decreased 37% and 39% from $2,845,000 and $5,511,000 for the three and six months ended March 31, 2002. Contract cell culture production services for the three and six months ended March 31, 2003 decreased 21% and 39% from $1,232,000 and $3,049,000 to $968,000 and $1,873,000. The
decreases are primarily due to a reduction in volume of the number and size of orders booked. Sales of both consumables and systems for the three and six months ended March 31, 2003 were also lower than the comparable periods for last year. Consumable sales for the three and six months ended March 31, 2003 decreased 61% and 34% from $1,041,000 and $1,332,000 to $410,000 and $878,000, respectively. Instrument sales for the three and six months ended March 31, 2003 decreased 41% and 61% from $486,000 and $950,000 to $285,000 and $367,000, respectively.

         GROSS MARGIN. The overall gross margin for the second quarter of fiscal year 2003 increased versus the comparable quarter last year from 23% to 25%. The increase is due to the reduction in fixed costs associated with the consolidation of facilities in early January, 2003. The overall gross margin for the six months of fiscal year 2003 decreased versus the comparable period last year from 25% to 15%. The decrease is primarily the result of the relatively low volumes in the quarter ended December 31, 2002.

         OPERATING EXPENSES. Research and development expenses for the three months ended March 31, 2003 increased $48,000, but decreased $579,000 for the six months ended March 31, 2003 versus the comparable period last year. CRADA expenses for the three and six months ended March 31, 2003 were approximately $301,000 and $169,000, respectively. These expenses are associated primarily with vaccine production supporting the on-going clinical trial and design engineering expense associated with designing a more efficient bioreactor for vaccine production. Last year, expenses included approximately $500,000 in the first fiscal quarter for NCI payments. Marketing, general and administrative expenses decreased $48,000 and $351,000 in the three and six months ended March 31, 2003 versus the same period in fiscal 2002. The decrease is attributed largely to decreased compensation costs and corporate expenses and expenses related to the Company's financing activities and litigation proceedings.

         OTHER EXPENSE. Interest expense, net consists of interest expense on the Company's long-term and short-term loans from affiliates. Interest expense for the three and six month periods ended March 31, 2003 was $187,000 and $299,000 versus $146,000 and $252,000 for the same period last year. Financing expense was $286,000 for the three and six month period ended March 31, 2003 versus 30,000 for the same period in fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2003 the Company had a working capital deficit of $2,933,000 compared to a working capital deficit of $1,055,000 at September 30, 2002.

     During the six months ended March 31, 2003 and 2002, we utilized zero and $243,000 of cash for capital expenditures.

     We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2002 and 2001 we incurred losses of $4,200,000 and $5,832,000. During fiscal year 2002 and 2001, we used $297,000 and $2,070,000 of cash flow for operations. During the six months ended March 31, 2003 we incurred a loss of $2,721,000 and used $614,000 of cash flow for operations. We have been meeting our cash requirements through the use of cash on hand and long and short-term borrowings, primarily from affiliates.

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

     During the quarter ended March 31, 2003, the Company obtained three loans totaling $710,000 from two investors. The new loans bear interest at 7.0%, mature in two years and are also convertible into shares of the Company's common stock at $1.00 per share, at the holder's option, if the Company wishes to pay amounts under the loans before maturity. The Company also issued to the holders of each of these new loans 25,000 additional warrants with an exercise price of $1.25 per share and a term of five years.

     In January and in February 2003, a stockholder and member of the Board of Directors loaned the Company $300,000 and $160,000, respectively. The January loan was advanced in three equal weekly tranches and is fully secured by a receivable due to Biovest in the amount of $500,000 from the National Institutes of Health. This loan includes an interest rate of 1% simple interest for two months and is convertible into the Company's common stock at $0.50 per share. In addition, the Company issued warrants to purchase 200,000 shares of common stock at $0.50 per share. This note was subsequently extended until the earlier of July 1, 2003 or the closing of the investment agreement with Accentia. (See Note 9 - Subsequent Events).

     The February loan for $160,000 is for a term of two years and accrues interest at 7% per year. The loan is convertible into shares of the Company's common stock at $0.50 per share at the holder's option and includes warrants to purchase up to 160,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years.

     In March 2003, the Company borrowed $250,000 from an individual at 7% interest for two years. The loan is convertible into shares of the Company's common stock at $0.50 per share at the holder's option and includes warrants to purchase up to 250,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years.

     In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin's low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company made the first payment in the quarter ended September 30, 2001. On May 8, 2002 the Company and the NCI executed an amendment to the CRADA, which require a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 were to resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company is not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October

1, 2002. The next payment due from the Company is $530,000 within 30 days of the April 1, 2003 due date. In April 2003, the Company made the required payment. Failure to remit this payment would have constituted the Company's unilateral termination of the CRADA and the loss of the rights to commercialize the results of our research with the NCI. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

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

ITEM 4.     CONTROLS AND PROCEDURES

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

PART II.     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             99.1 Certification of Chief Executive Officer

             99.2 Certification of Chief Financial Officer

       (b)   Reports on Form 8-K.

         On April 15, 2003 the Company announced that it had entered into an investment agreement with Accentia, Inc.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                             BIOVEST INTERNATIONAL, INC.
                             ---------------------------
                             (Registrant)



Date: May 20, 2003                   /s/ Dr. Christopher Kyriakides
      ------------                  -------------------------------
                                      Dr. Christopher Kyriakides
                                      Chief Executive Officer and Director




Date: May 20, 2003                  /s/ Thomas F. Belleau
      ------------                 ----------------------
                                      Thomas F. Belleau
                                      Chief Financial Officer

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


Dated: May 20, 2003                        By: /s/Christopher Kyriakides
      -------------                            -------------------------
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


Dated: May 20, 2003                              By: /s/Thomas F. Belleau
      -------------                                  --------------------
                                                    Thomas F. Belleau
                                                    Chief Financial Officer