Form 10QSB/A
period 2003-03-31
BIOVEST INTERNATIONAL INC
filed 2003-06-06
CIK 704384

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At June 4, 2003, there were 10,289,696 shares of the registrant's Common Stock, no par value, issued and outstanding.

                  Transitional Small Business Disclosure Format
                         (check one) Yes [ ]   No [X]

     The purpose of this amendment is to provide more complete disclosure and omitted disclosure regarding certain subsequent events, and to correct date errors in the certifications by the Chief Executive Officer and Chief Financial Officer.

INDEX
BIOVEST INTERNATIONAL, INC.

                                                                            PAGE

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

        Balance Sheet as of March 31, 2003 (unaudited)......................  4

        Statements of Operations for the Three Months and
        Six Months ended March 31, 2003 and 2002 (unaudited)................  5

        Statements of Cash Flows for the Six Months ended
        March 31, 2003 and 2002 (unaudited).................................  6

        Notes to Financial Statements.......................................  7

     ITEM 2. Management's Discussion and Analysis or Plan of Operations..... 15

     ITEM 4. Controls and Procedures........................................ 19

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K............................... 20

             Signatures..................................................... 20
             Certifications................................................. 21

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS - BIOVEST INTERNATIONAL, INC.

                                     BALANCE SHEET                                                    MARCH 31, 2003
                                         ASSETS                                                       (UNAUDITED)
                                         ------                                                 ------------------------
 Current assets
   Cash                                                                                         $               160,000
   Accounts receivable, net of $196,000 allowance for doubtful accounts                                       1,197,000
   Costs and estimated earnings in excess of billings on uncompleted contracts                                   78,000
   Inventories                                                                                                  991,000
   Other                                                                                                        115,000
                                                                                                -----------------------
     Total current assets                                                                                     2,541,000
 Property, plant and equipment, net                                                                             985,000
 Other assets:
   Inventories                                                                                                  245,000
   Patents and trademarks, net                                                                                  696,000
   Reorganization value in excess of amounts allocable to identifiable assets                                 2,131,000
                                                                                                -----------------------
                                                                                                $             6,598,000
                                                                                                =======================
                           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Short term borrowings-affiliate                                                              $               300,000
   Notes payable                                                                                                496,000
   Current portion of long-term debt                                                                             29,000
   Accounts payable                                                                                           1,379,000
   Customer deposits                                                                                            159,000
   Accrued liabilities
      Compensation and related taxes                                                                          1,987,000
      Other                                                                                                     779,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                                  345,000
                                                                                                -----------------------
      Total current liabilities                                                                               5,474,000
 Long-term notes payable                                                                                      2,329,000
 Long-term debt                                                                                                 115,000
 Commitments and contingencies                                                                                       --
 Shareholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and
      outstanding                                                                                                    --
    Common stock, $.01 par value, 50,000,000 shares authorized;
      10,289,696 shares issued and outstanding                                                                  103,000
   Additional paid-in capital                                                                                13,660,000
   Accumulated deficit                                                                                      (14,833,000)
   Stock subscription receivable                                                                               (250,000)
                                                                                                -----------------------
     Total shareholders' equity                                                                              (1,320,000)
                                                                                                -----------------------
                                                                                                $             6,598,000
                                                                                                =======================

The accompanying notes are an integral part of this financial statement.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS         THREE MONTHS          SIX MONTHS            SIX MONTHS
                                                        ENDED                ENDED                ENDED                ENDED
                                                    MARCH 31, 2003       MARCH 31, 2002       MARCH 31, 2003      MARCH 31, 2002
                                                  -----------------    -----------------    -----------------    -----------------
Revenues:
  Contract production services                    $         968,000    $       1,232,000    $       1,873,000    $       3,049,000
  Consumable sales                                          410,000            1,041,000              878,000            1,332,000
  System sales                                              285,000              486,000              367,000              950,000
  Other                                                     132,000               86,000              221,000              180,000
                                                  -----------------    -----------------    -----------------    -----------------

  Total revenues                                          1,795,000            2,845,000            3,339,000            5,511,000

Operating costs and expenses:
  Cost of sales                                           1,356,000            2,192,000            2,824,000            4,138,000
  Research and development                                  496,000              448,000              922,000            1,501,000
  Marketing, general and administrative                     959,000            1,007,000            1,750,000            2,101,000
                                                  -----------------    -----------------    -----------------    -----------------

  Total operating costs and expenses                      2,811,000            3,647,000            5,496,000            7,740,000
                                                  -----------------    -----------------    -----------------    -----------------

Loss from operations                                     (1,016,000)            (802,000)          (2,157,000)          (2,229,000)

Other income (expense):
  Interest expense, net                                    (187,000)            (146,000)            (299,000)            (252,000)
  Financing expense                                        (286,000)                   -             (286,000)                   -
  Other income                                                    -               20,000               50,000               20,000
  Loss on disposal of assets                                (29,000)                   -              (29,000)                   -
                                                  -----------------    -----------------    -----------------    -----------------

Net loss                                          $      (1,518,000)    $       (928,000)   $      (2,721,000)   $      (2,461,000)
                                                  =================     ================    =================    =================

Net loss per common share-basic and diluted       $            (.15)   $            (.10)   $            (.28)   $            (.26)
                                                  =================     ================    =================    =================
Weighted average number of common shares
  outstanding- basic and diluted                          9,953,104            9,629,696            9,883,982            9,629,147
                                                  =================     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

                           BIOVEST INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                                        MARCH 31, 2003         MARCH 31, 2002
                                                                                       ---------------        ---------------
Cash flows from operating activities:
   Net loss                                                                            $    (2,721,000)       $    (2,461,000)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                                              120,000                 96,000
     Amortization                                                                               61,000                124,000
     Issuance of common stock, options and warrants for services                               790,000                 55,000
     Loss on asset disposal                                                                     29,000                 ------
     Amortization of warrants related to debt                                                  159,000                148,000
     Changes in operating items:
         Accounts receivable                                                                    95,000                147,000
         Costs and estimated earnings in excess of billings on uncompleted contracts           (50,000)               303,000
         Inventories                                                                            78,000                102,000
         Other                                                                                  88,000                267,000
         Accounts payable and accrued liabilities                                              697,000                129,000
         Customer deposits                                                                     (18,000)               481,000
         Billings in excess of costs and estimated earnings on uncompleted contracts            58,000                 94,000
                                                                                       ---------------        ---------------
           Net cash used in operating activities                                               (614,000)             (515,000)
Cash flows from investing activities:
   Capital expenditures                                                                          ------              (243,000)
   Disposal of assets                                                                            47,000                ------
                                                                                       ---------------        ---------------
           Net cash provided by (used in) investing activities                                   47,000              (243,000)
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                          300,000             1,250,000
   Repayment of short-term borrowings                                                            ------              (200,000)
   Principal payments on long-term debt                                                        (191,000)              (68,000)
   Financing costs                                                                             (286,000)              (30,000)
   Proceeds from long-term borrowings                                                           410,000                ------
                                                                                       ---------------        ---------------
          Net cash provided by financing activities                                             233,000               952,000
                                                                                       ---------------        ---------------
Net (decrease) increase in cash                                                                (334,000)              194,000
Cash at beginning of period                                                                     494,000                 -----
                                                                                       ---------------        ---------------
Cash at end of period                                                                  $        160,000       $       194,000
                                                                                       ---------------        ---------------
Cash paid for interest                                                                 $         17,000       $        28,000
                                                                                       ================       ===============

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

INVENTORIES

     Inventories consist of the following:

                                                    MARCH 31, 2003
                                                    --------------
        Finished goods..........                    $      188,000
        Work-in-process........                             97,000
        Raw materials...........                           951,000
                                                    --------------
                                                         1,236,000
        Less non-current portion                          (245,000)
                                                    --------------
                                                    $      991,000
                                                    ==============

     The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to March 31, 2003. Accordingly, a portion of the Company's inventory balance is classified as a non-current asset as of that date.

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


LONG-TERM DEBT

     Long-term debt was entered into pursuant to the Company's reorganization and consists of the following at March 31, 2003:

     Promissory note payable to State of Minnesota, with interest of
       8% per annum, payable in monthly installments of $2,700,
       including interest through February 1, 2005...................    57,000
     Amounts payable to regulatory agencies (i)......................    87,000
                                                                      ---------
                                                                        144,000
     Less current portion of long-term debt..........                    29,000
                                                                      ---------
                                                                      $ 115,000
                                                                      =========

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

     In January 2003, the investor who made loans to the Company in January and February 2003, negotiated a financing agreement with the Company whereby he would receive compensation in the form of fully paid shares of the Company's stock at the rate of 0.6667 shares for every dollar raised through his efforts until April 1, 2003. As a result of raising the $710,000 during the quarter ended March 31, 2003, the Company issued 473,333 shares of stock, valued at $0.50 per share and adding $237,000 to paid-in capital.

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

BIOVEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


(9)  SUBSEQUENT EVENTS

ACCENTIA INVESTMENT

     On April 15, 2003, Biovest International, Inc. ("Biovest") entered into an investment agreement with Accentia, Inc. ("Accentia"), one of the Hopkins Capital Group portfolio companies, whereby Accentia has agreed to purchase all common stock that is authorized but unissued, which will equal an approximate 80% equity interest in Biovest, for $20 million. Payments under the agreement will consist of $5,000,000 in cash to be paid at the last to occur of closing or 60 days following the execution of the investment agreement, and a non-interest bearing note with annual payments of $2,500,000 on each of the first and second anniversaries of closing and $5,000,000 on each of the third and fourth anniversaries of closing. Pursuant to the agreement Accentia has advanced $530,000 to the Company, as part of the $5,000,000 cash payment to be made at closing, to meet Biovest's April 2003 financial obligation to the National Cancer Institute under the terms of the CRADA. This advance payment, made on April 3, 2003, accrues interest at 5% per annum and is payable with interest on April 1, 2004 or the closing of the investment agreement, whichever occurs first. The Company may prepay the note at any time without penalty.

RESIGNATION OF CHIEF EXECUTIVE OFFICER

     On February 26, 2003, Mr. George Constantin agreed to become the Chief Executive Officer of the Company. An employment term sheet outlining expectations and compensation was signed with a term of three years and six months. On March 6, 2003 he was elected to the Board of Directors of the Company. As a result of the investment agreement with Accentia, Mr. Constantin agreed to terminate his employment with the Company and resign from the Board of Directors on April 23, 2003. His termination compensation includes salary for three months ending June 30, 2003 of $39,000 and grant of 36,000 fully paid common shares in the Company.

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

     OTHER EXPENSE. Interest expense, net consists of interest expense on the Company's long-term and short-term loans from affiliates. Interest expense for the three and six month periods ended March 31, 2003 was $187,000 and $299,000 versus $146,000 and $252,000 for the same period last year. Financing expense was $286,000 for the three and six month period ended March 31, 2003 versus $30,000 for the same period in fiscal 2002.

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


                                          BIOVEST INTERNATIONAL, INC.
                                          ---------------------------
                                          (Registrant)



Date: June 5, 2003                        /s/ Dr. Christopher Kyriakides
                                          ------------------------------
                                          Dr. Christopher Kyriakides
                                          Chief Executive Officer and Director




Date: June 5, 2003                        /s/ Thomas F. Belleau
                                          ---------------------
                                          Thomas F. Belleau
                                          Chief Financial Officer

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


Dated: June 5, 2003                          By: /s/ Christopher Kyriakides
                                                 --------------------------
                                             Christopher Kyriakides
                                             Chief Executive Officer

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


Dated: June 5, 2003                          By: /s/ Thomas F. Belleau
                                                 -------------------------------
                                             Thomas F. Belleau
                                             Chief Financial Officer