Form 10QSB
period 2003-06-30
BIOVEST INTERNATIONAL INC
filed 2003-08-19
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8500 Evergreen Blvd. NW, Minneapolis, Minnesota 55433

(Address of principal executive offices)

Issuer’s telephone number: 763-786-0302

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

At August 19, 2003, there were 38,160,733 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format

(check one) Yes ☐    No ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

BALANCE SHEET

JUNE 30, 2003

(unaudited)

ASSETS
Current assets:
Cash	$1,129,000
Accounts receivable, net of $500,000 allowance for doubtful accounts	1,609,000
Costs and estimated earnings in excess of billings on uncompleted contracts	83,000
Inventories	1,013,000
Other	102,000

Total current assets	3,936,000
Property, plant and equipment, net	956,000
Other assets:
Inventories	120,000
Patents and trademarks, net	666,000
Reorganization value in excess of amounts allocable to identifiable assets	2,131,000

$7,809,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short term borrowings-affiliate	$200,000
Current portion of notes payable	683,000
Current portion of long-term debt	29,000
Accounts payable	415,000
Customer deposits	381,000
Accrued liabilities:
Compensation and related taxes	568,000
Other	815,000
Due to parent	74,000
Billings in excess of costs and estimated earnings on uncompleted contracts	432,000

Total current liabilities	3,597,000
Long-term notes payable	4,492,000
Long-term debt, less current portion	102,000
Commitments and contingencies	—
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 8,021,886 issued and outstanding	80,000
Common stock, $.01 par value, 50,000,000 shares authorized; 38,160,733 shares issued and outstanding	382,000
Additional paid-in capital	34,799,000
Accumulated deficit	(17,893,000)
Stock subscription receivable	(17,750,000)

Total shareholders’ equity	(382,000)

$7,809,000

The accompanying footnotes are an integral part of these financial statements.

BIOVEST INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Revenue:
Contract production services	$528,000	$2,335,000	$2,400,000	$5,384,000
Consumable sales	391,000	775,000	1,269,000	2,107,000
System sales	1,594,000	317,000	1,962,000	1,267,000
Other	55,000	93,000	276,000	273,000

Total revenues	2,568,000	3,520,000	5,907,000	9,031,000

Operating costs and expenses:
Cost of sales	1,572,000	2,423,000	4,396,000	6,561,000
Research and development	890,000	557,000	1,812,000	2,058,000
Marketing, general and administrative	2,953,000	1,638,000	4,702,000	3,739,000

Total operating costs and expenses	5,415,000	4,618,000	10,910,000	12,358,000

Loss from operations	(2,847,000)	(1,098,000)	(5,003,000)	(3,327,000)
Other income (expense):
Interest expense, net	(237,000)	(122,000)	(536,000)	(354,000)
Financing expense	—	—	(287,000)	—
Other income	25,000	175,000	75,000	175,000
Loss on disposal of assets	—	—	(29,000)	—

Net loss	$(3,059,000)	$(1,045,000)	$(5,780,000)	$(3,506,000)

Net loss per common share:
Basic	$(.21)	$(.11)	$(.50)	$(.36)

Diluted	$(.17)	$(.11)	$(.44)	$(.36)

Weighted average shares outstanding:
Basic	14,881,478	9,663,469	11,511,377	9,640,587

Diluted	18,057,835	9,663,469	13,086,892	9,640,587

The accompanying footnotes are an integral part of these financial statements.

BIOVEST INTERNATIONAL, INC.

STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JUNE 30, 2003

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Stock Subscription Receivable	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2002	—	$—	9,816,363	$98,000	$12,875,000	$(12,113,000)	$(250,000)	$610,000
Proceeds from sale of stock in connection with investment agreement	8,021,886	80,000	27,891,037	279,000	19,641,000	—	(17,500,000)	2,500,000
Stock warrants issued in connection with stock purchase agreement	—	—	—	—	1,884,000	—	—	1,884,000
Financing costs	—	—	—	—	(326,000)	—	—	(326,000)
Stock warrants issued in connection with issuance of notes payable	—	—	—	—	503,000	—	—	503,000
Stock issued for services rendered	—	—	473,333	5,000	282,000	—	—	287,000
Reversal of previous stock grant	—	—	(20,000)	—	(60,000)	—	—	(60,000)
Net loss	—	—	—	—	—	(5,780,000)	—	(5,780,000)

Balance at June 30, 2003	8,021,886	$80,000	38,160,733	$382,000	$34,799,000	$(17,893,000)	$(17,750,000)	$(382,000)

The accompanying footnotes are an integral part of these financial statements.

BIOVEST INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

(unaudited)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Cash flows from operating activities:
Net loss	($5,780,000)	($3,506,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	180,000	175,000
Amortization	91,000	186,000
Issuance of common stock, options and warrants for services	227,000	790,000
Loss on asset disposal	29,000	—
Gain on sale of subsidiary assets	—	(321,000)
Amortization of warrants related to debt	2,124,000	293,000
Changes in operating items:
Accounts receivable	(317,000)	(544,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(55,000)	494,000
Inventories	181,000	399,000
Other assets	134,000	339,000
Accounts payable and accrued liabilities	(1,174,000)	763,000
Customer deposits	204,000	113,000
Billings in excess of costs and estimated earnings on uncompleted contracts	145,000	375,000

Net cash flows from operating activities	(4,011,000)	(444,000)
Cash flows from investing activities:
Capital expenditures	(32,000)	(350,000)
Proceeds from the disposal of assets	14,000	342,000

Net cash flows from investing activities	(18,000)	(8,000)
Cash flows from financing activities:
Proceeds from short and long-term borrowings	2,517,000	1,250,000
Repayment of short-term borrowings	—	(200,000)
Proceeds from sale of common stock	2,500,000	500,000
Principal payments on long-term debt	(27,000)	(314,000)
Financing costs	(326,000)	(30,000)
Stock subscription	—	(200,000)

Net cash flows from financing activities	4,664,000	1,006,000

Net change in cash	635,000	554,000
Cash at beginning of period	494,000	—

Cash at end of period	$1,129,000	$554,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Description of the company:

The Company is a biotechnology company focused on contract production of cell culture products generally used in the research and development stage. Additionally, we are designated as the National Cell Culture Center by the National Institutes of Health. We also manufacture and sell proprietary instruments and disposables used in the production of cell culture products. Our customers include pharmaceutical, diagnostic and biotechnology companies, universities and other research institutions. Additionally, we are developing a therapeutic vaccine to potentially treat non-Hodgkin’s lymphoma pursuant to a Cooperative Research and Development Agreement with the National Cancer Institute. This personalized vaccine for the most common and fastest-growing form of hematologic cancer is currently in a Phase III FDA-approved pivotal licensing trial.

2.	Significant accounting policies:

Basis of presentation:

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

Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

Fresh-start reporting in 1999 resulted in material changes to the Company’s balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Company’s Modified First Amended Plan of Reorganization (“Plan”) and valuation of equity based on the reorganization value of the ongoing business.

As of the first fiscal quarter, the Company adopted SFAS 142 under which amortization of goodwill is no longer permitted. Intangible assets such as goodwill are to be tested for impairment annually and whenever there is an impairment indicator. No impairment losses resulted from initial testing in the first nine months of this fiscal year. During the comparable quarters last year, the Company recognized $32,000 and $95,000 in the three months and nine months ended June 30, 2002 as amortization and reported in general and administrative expense. For the nine months ended June 30, 2002 this amounted to $0.01 loss per share.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

2.	Significant accounting policies (continued):

Use of estimates in the preparation of financial statements:

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

Net income (loss) per common share:

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

Stock based compensation:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based non-employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE.

	June 30, 2003	June 30, 2002
Net loss, as reported	$(5,780,000)	$(3,506,000)

Stock-based compensation, as reported	$2,674,000	478,000

Stock-based compensation under fair value method	$2,738,000	1,406,000

Pro-forma net loss under fair value method	$(5,844,000)	$(4,434,000)

Basic net loss per share, as reported	$(0.50)	$(0.36)

Pro-forma net loss per share under fair value method	$(0.51)	$(0.46)

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

2.	Significant accounting policies (continued):

Recent accounting pronouncements:

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

3.	Stock subscription receivable:

On June 16, 2003, pursuant to an Investment Agreement (the “Agreement”), the Company sold 27,891,037 shares of common stock and 8,021,886 shares of preferred stock (each share of preferred stock is convertible into common stock on a one for two share basis). The purchase price for the shares, which represents 81% of our capital stock, was $20,000,000 in cash and notes, payable as follows:

(i)	$2,500,000 was paid on June 16, 2003 which included an offset for the repayment of a $530,000 loan previously received by the Company from the purchaser;
(ii)	$2,500,000 due on September 16, 2003; and
(iii)	$2,500,000 due on September 16, 2004
(iv)	$2,500,000 due on September 16, 2005
(v)	$5,000,000 due on September 16, 2006
(vi)	$5,000,000 due on September 16, 2007

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

3.	Stock subscription receivable (continued):

All of the promissory notes and shares of capital stock issued under this agreement, except blank shares of common stock delivered to Accentia, Inc., are held in escrow pending the payment of the promissory note due on September 16, 2003. The purchaser, Accentia, Inc. is a strategic investor. Accentia is a privately-held biopharmaceutical company which provides commercialization services for its own portfolio of pharmaceuticals and in partnerships with biotech companies.

4.	Liquidity and management plans:

During the nine months ended June 30, 2003 the Company incurred a net loss of $5,780,000. At June 30, 2003 the Company had an accumulated deficit of $17,893,000 and working capital of approximately $339,000. The Company has been meeting its cash requirements through the use of cash on hand and short-term borrowings, primarily from affiliates. The Company expects to fund operating deficits in the near term through collection of its stock subscription receivable and additional loans, if needed, from Accentia, Inc.; however there can be no assurances that the Company will be successful in that regard.

As previously described in Note 3, on June 16, 2003, the Company sold approximately 81% of its capital stock for $20,000,000 in cash and notes. At closing, the Company received $2,500,000 in cash and a promissory note with a principal balance of $2,500,000 due on September 16, 2003, and the remaining principal balance of $15,000,000 in promissory notes due in various installments through June 16, 2007.

In September 2001 the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s lymphoma. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

5.	Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. One customer accounted for 28% of revenues for the nine months ended June 30, 2003. The same customer accounted for approximately 74% of the Company’s trade accounts receivable balance at June 30, 2003. One customer accounted for 14% of revenues for the nine months ended June 30, 2002. Two different customers accounted for 31% and 19% of the Company’s trade accounts receivable balance at June 30, 2002.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 44% and 46% for the nine months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003, one foreign country accounted for 31% of total revenues. For the nine months ended June 30, 2002, two foreign countries accounted for 10% and 11% of total revenues, respectively.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

6.    Inventories:

Inventories consist of the following:

June 30, 2003
Finished goods	$211,000
Work-in-process	110,000
Raw materials	812,000

1,133,000
Less non-current portion	(120,000)

$1,013,000

The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to June 30, 2003. Accordingly, a portion of the Company’s inventory balance is classified as a non-current asset as of that date.

7.    Notes payable:

In March 2003, the Company borrowed $250,000 from an individual at 7% interest for two years. The loan is convertible into shares of the Company’s common stock at $0.50 per share at the holder’s option and includes warrants to purchase up to 250,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 2.56%; expected volatility of 78.97%; and term of approximately four years and four months, was estimated to be $61,000 and is being amortized over the life of the loan which results in a higher effective interest rate.

In January and in February 2003, a stockholder in the Company loaned the Company $300,000 and $160,000, respectively. The January loan was advanced in three equal weekly traunches and is fully secured by a receivable due to Biovest in the amount of $500,000 from the National Institutes of Health. This loan includes an interest rate of 1% simple interest for two months and is convertible into the Company’s common stock at $0.50 per share. In addition, the Company issued warrants to purchase 200,000 shares of common stock at $0.50 per share.

The February loan for $160,000 is for a term of two years and accrues interest at 7% per year. The loan is convertible into shares of the Company’s common stock at $0.50 per share at the holder’s option and includes warrants to purchase up to 160,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years. The aggregate value of the warrants using the Black-Scholes pricing model, assuming zero dividend yield; a risk-free rate of 2.75%; expected volatility of 79.97%; and term of approximately four years and four months, was estimated to be $39,000 and is being amortized over the life of the loans which results in a higher effective interest rate.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

7.    Notes payable (continued):

In January 2003, the investor who made loans to the Company in January and February 2003 negotiated a financing agreement with the Company whereby he would receive compensation in the form of fully paid shares of the Company’s stock at the rate of 0.6667 shares for every dollar raised through his efforts until April 1, 2003. As a result of raising the $710,000 during the quarter ended June 30, 2003, the Company issued 473,333 shares of stock, valued at $0.50 per share and adding $237,000 to paid-in capital.

In connection with the closing of the Agreement on June 16, 2003, the Company modified certain promissory notes as follows:

•	The promissory notes to a certain shareholder dated January 13, 2003 and February 26, 2003 in the total principal amount of $460,000 were modified into a single Note in the amount of $460,000 dated June 16, 2003 with the following terms: (i) all principal and interest shall be paid in one installment on the third anniversary of Closing of the Investment Agreement, subject to prepayment by Biovest upon thirty days written notice, (ii) the convertible notes shall earn interest at 7% per annum, (iii) the convertible notes, shall at the discretion of the Holder, be convertible into shares of Accentia common stock in accordance with Section 1.01 of the Investment Agreement with the value per Accentia share being adjusted by a twenty percent (20%) discount from Accentia share value as established in accordance with Section 1.01 of the Agreement or, in the alternative, the convertible notes may be converted into shares of Biovest common stock at a conversion price of $0.25 per share.

•	A promissory note to a certain investor dated March 7, 2003 in the principal amount of $250,000 was modified to a new Note in the same principal amount with the following terms: (i) all principal and interest shall be paid in one installment on the third anniversary of Closing of the Investment Agreement, subject to prepayment by Biovest upon thirty days written notice, (ii) the convertible notes shall earn interest at 7% per annum, (iii) the convertible notes, shall at the discretion of the Holder, be convertible into shares of Accentia common stock in accordance with Section 1.01 of the Investment Agreement with the value per Accentia share being adjusted by a twenty percent (20%) discount from Accentia share value as established in accordance with Section 1.01 of the Agreement or, in the alternative, the convertible notes may be converted into shares of Biovest common stock at a conversion price of $0.25 per share.

•	The convertible note holders who provided the bridge financing in 2001 were given the election to hold their existing notes or accept extended terms in exchange for secured note status. As of the date of this report, some of these note holders have accepted extended terms and accordingly, their respective notes have been classified as non-current liabilities on the accompanying balance sheet.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

8.    Stock-based compensation:

The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 (“FAS 123”).

As a result of raising the $710,000 during the nine months ended June 30, 2003, the Company issued 473,333 shares of stock to a stockholder for assistance in raising the funds. The Company recognized $287,000 of expense during 2003 related to this issuance.

During the nine months ended June 30, 2003, the Company granted 550,000 warrants to existing creditors to the Company as part of their incentive to extend their existing loans for two years. The warrants have an exercise price of $1.25 per share and a five-year term. The Company recognized $291,500 of expense during 2003 related to this issuance.

In connection with the closing of the Agreement on June 16, 2003, the Company modified certain options and warrants for the purchase of its common shares as follows:

•	200,000 warrants previously issued to a non-employee director were repriced from $0.50 to $0.25.
•	100,000 warrants previously issued to an investor were repriced from $0.50 to $0.25.
•	2.6 million options previously issued to a former officer/director who resigned in connection with the Agreement were converted to warrants, with half priced at $0.25 and the other half priced at $0.50. These warrants are exercisable within 6 months and have a term of 5 years.
•	2.6 million options previously issued to a non-employee director were converted to warrants, with half priced at $0.25 and the other half priced at $0.50. These warrants are exercisable within 6 months and have a term of 5 years.
•	200,000 warrants previously issued to a third party who assisted in obtaining bridge financing were repriced from $1.50 & $1.25 to $0.50 and $0.25, respectively.
•	375,000 options previously issued to a former officer/director who resigned in connection with the Agreement were converted to warrants, priced at $0.50. These warrants are exercisable within 6 months and have a term of 5 years.
•	100,000 options previously issued to a former officer who resigned in connection with the Agreement were converted to warrants, priced at $0.50. These warrants are exercisable within 6 months and have a term of 5 years.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

8.    Stock-based compensation (continued):

Additionally, in connection with the closing of the Agreement on June 16, 2003, the Company granted certain options and warrants for the purchase of its common shares as follows:

•	100,000 options were granted to an employee at an exercise price of $0.50 per share, exercisable in accordance with the Company’s 2000 Stock Option Plan.
•	500,000 options granted to a non-employee director of the Company at an exercise price of $0.50 per share; 500,000 shares were granted at an exercise price of $0.25 per share. All options are exercisable in accordance with the Company’s 2000 Stock Option Plan.

The Company recognized $1,884,000 of expense during 2003 related to the aforementioned option and warrant modifications and issuances in connection with the closing of the Agreement on June 16, 2003.

The Company used the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for consulting expense incurred and for the purpose of the pro forma presentation in Note 2. The following assumptions were used for grants in 2003: No dividend yield, expected volatility of 78.97%; risk-free interest rates of 2.56% and expected lives between 4.3 and 5 years. The share price on the date of grant for the 2003 grants was $0.46, and the exercise price of the grants ranges between $0.25 and $0.50.

The Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

The Company used the Black Scholes model and the following assumptions to compute the proforma expense related to employee stock options: zero dividend yield; expected volatility of 78.97% and 92.92% for 2003 and 2002 respectively; expected lives of 5 and 4 years for 2003 and 2002 respectively; and risk-free interest rates of 2.56% and 3.18% for 2003 and 2002 respectively.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

9.    Income taxes:

No provision for income taxes has been recorded for the three and nine months ended June 30, 2003 and 2002 due to the losses incurred during the periods. At June 30, 2003, the Company has net operating loss carryforwards of approximately $50,000,000 (expiring through 2020) and a capital loss carryforward of approximately $14,000,000 (expiring in 2003). Due to various changes in ownership of the Company, virtually all of these carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company’s net operating loss carryfowards may be further limited as a result of future equity transactions.

10.    Legal proceedings:

During fiscal 2001 the Company entered into a settlement agreement in connection with a legal matter. The terms of the settlement agreement provide for the Company and another plaintiff to be jointly paid an aggregate principal amount of $1,000,000 plus interest at prime. The principal amount is to be paid in increments of $50,000, $100,000 and $200,000 payable on various dates beginning July 2001 and ending June 2004, when all interest accrued on the principal shall be due and payable. In accordance with this agreement, the Company is currently owed $150,000 of payments in arrears and $250,000 that is due in future periods.

The Company and the defendant also entered into a royalty agreement whereby the defendant is to pay a royalty to the Company of three percent of its product sales up to an aggregate of $3,000,000 in total royalty payments. There have been no product sales and no accrual for royalties has been recorded

The Company is uncertain about future collections and is not able to assess the defendant’s ability to perform under the settlement agreement. As a result, the Company will record additional payments as income when received. In the first and third quarters of 2003, the Company reported as other income for payments of $50,000 and $25,000, respectively, received under the agreement.

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

As of July 31, 1999, we adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.

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

In assessing the recoverability of the Company’s amounts recorded as reorganization value in excess of amounts allocable to identifiable assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record impairment charges for these assets.

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

Results of Operations

Revenues.    Revenues for the three and nine months ended June 30, 2003 of $2,568,000 and $5,907,000 decreased 27% and 35% from $3,520,000 and $9,031,000 for the three and nine months ended June 30, 2002. Contract cell culture production services for the three and nine months ended June 30, 2003 decreased 77% and 55% from $2,335,000 and $5,384,000 to $528,000 and $2,400,000. The decreases are primarily due to a reduction in volume of the number and size of orders booked. Sales of both consumables and systems for the three and nine months ended June 30, 2003 were also lower than the comparable periods for last year. Consumable sales for the three and nine months ended June 30, 2003 decreased 50% and 40% from $775,000 and $2,107,000 to $391,000 and $1,269,000, respectively. Instrument sales for the three and nine months ended June 30, 2003 increased 400% and 55% from $317,000 and $1,267,000 to $1,594,000 and $1,962,000, respectively.

Gross Margin.    The overall gross margin for the third quarter of fiscal year 2003 increased versus the comparable quarter last year from 31% to 39%. The increase is due to the reduction in fixed costs associated with the consolidation of facilities in early January 2003. The overall gross margin for the nine months of fiscal year 2003 decreased versus the comparable period last year from 27% to 26%. The decrease is primarily the result of the relatively low volumes in 2003 as compared to 2002.

Operating Expenses.    Research and development expenses for the three months ended June 30, 2003 increased $333,000, but decreased $246,000 for the nine months ended June 30, 2003 versus the comparable period last year. CRADA expenses for the three and nine months ended June 30, 2003 were approximately $699,000 and $1,170,000, respectively. These expenses are associated primarily with designing equipment for vaccine production. Last year, these expenses were approximately $598,000 for the nine months, of which $530,000 were in the first fiscal quarter. Marketing, general and administrative expenses increased $1,315,000 and $963,000 in the three and nine months ended June 30, 2003 versus the same period in fiscal 2002. The increase is attributed to the recognition of $1,763,000 of stock compensation expense related to termination packages of former officers and directors. Excluding this one-time expense, the decrease in marketing, general and administrative expenses is attributed largely to decreased corporate expenses and expenses related to the Company’s financing activities and litigation proceedings.

Other Expense.    Interest expense, net consists of interest expense on the Company’s long-term and short-term loans from affiliates. Interest expense for the three and nine month periods ended June 30, 2003 was $237,000 and $536,000 versus $122,000 and $354,000 for the same period last year. Financing expense was $287,000 for the nine month period ended June 30, 2003.

Liquidity and Capital Resources

During the nine months ended June 30, 2003 the Company incurred a net loss of $5,780,000, which included a non-cash expense of $1.7 million associated with repricing of options, in connection with the acquisition by Accentia, Inc. At June 30, 2003 the Company had an accumulated deficit of $17,893,000 and working capital of approximately $339,000. During the nine months ended June 30, 2003 we incurred a loss of $5,780,000 and used $4,011,000 of cash flow for operations. Additionally, we have incurred significant losses and cash flow deficits in previous years. During fiscal year 2002 and 2001 we incurred losses of $4,200,000 and $5,832,000. During fiscal year 2002 and 2001, we used $297,000 and $2,070,000 of cash flow for operations. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), and the sale of capital stock (See Note 3 to the Condensed financial statements). The Company expects to fund operating deficits in the near-term through collection of its stock subscription receivable and additional loans, if needed, from Accentia, Inc.; however, there can be no assurances that the Company will be successful in that regard.

On June 30, 2003 the Company had working capital of $339,000 compared to a working capital deficit of $1,055,000 at September 30, 2002.

During the nine months ended June 30, 2003 and 2002, we utilized $31,000 and $350,000 of cash for capital expenditures.

In September 2001 the Company successfully entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. In May, 2002 the Company and the NCI executed an amendment to the CRADA, which required a single payment of $350,000, due on September 30, 2002, in lieu of the quarterly payments of the original agreement. Under the amendment, quarterly payments of $530,000 were to resume on October 1, 2002. On October 15, 2002 a new amendment to the CRADA was executed under which the Company was not required to make the $350,000 payment due to the NCI on September 30, 2002 nor the $530,000 payment due on October 1, 2002. The next payment of $530,000 due on March 31, 2003, was paid by Accentia, Inc. as an advance prior to the closing the investment agreement.

Continued development activities related to this vaccine, including the Phase III clinical trials, are expected to result in substantial expenditures over the next several years before any revenues from this product development materialize. Assuming FDA approval of the vaccine, we plan to make significant investment in production capacity as part of commercialization. The Company plans to fund its ongoing operational and development costs through equity and debt financing transactions, including anticipated receipt of its subscription receivables (See Note 3 to the Condensed financial statements).

There is no assurance that the additional funds, which are required, can be obtained on terms acceptable or favorable to us, if at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to perform under the CRADA.

During the six months ended December 31, 2002 the Company obtained $50,000 in additional loans and extended approximately $2,400,000 of the existing loans for two years. The new loans bear interest at 7.0%, are due in November 2004 and are also convertible into shares of the Company’s common stock at $1.00 per share, at the holder’s option, if the Company wishes to pay amounts under the loans before maturity. The Company also issued to the holders of each of these new loans 25,000 additional warrants with an exercise price of $1.25 per share and a term of five years. All extended loans were renewed at the same interest rate, conversion was reduced to $1.00 per share and 500,000 additional five-year warrants, exercisable at $1.25 per share, were issued.

During the quarter ended June 30, 2003, the Company obtained three loans totaling $710,000 from two investors. The new loans bear interest at 7.0%, mature in two years and are also convertible into shares of the Company’s common stock at $1.00 per share, at the holder’s option, if the Company wishes to pay amounts under the loans before maturity. The Company also issued to the holders of each of these new loans 25,000 additional warrants with an exercise price of $1.25 per share and a term of five years.

In January and in February 2003, a stockholder and member of the Board of Directors loaned the Company $300,000 and $160,000, respectively. The January loan was advanced in three equal weekly traunches and is fully secured by a receivable due to Biovest in the amount of $500,000 from the National Institutes of Health. This loan includes an interest rate of 1% simple interest for two months and is convertible into the Company’s common stock at $0.50 per share. In addition, the Company issued warrants to purchase 200,000 shares of common stock at $0.50 per share. This note was subsequently extended until the earlier of July 1, 2003 or the closing of the investment agreement with Accentia. (See Note 9 – Subsequent Events).

The February loan for $160,000 is for a term of two years and accrues interest at 7% per year. The loan is convertible into shares of the Company’s common stock at $0.50 per share at the holder’s option and includes warrants to purchase up to 160,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years.

In March 2003, the Company borrowed $250,000 from an individual at 7% interest for two years. The loan is convertible into shares of the Company’s common stock at $0.50 per share at the holder’s option and includes warrants to purchase up to 250,000 shares of common stock at a purchase price of $0.50 per share exercisable over the next five years.

There is no assurance that the additional funds, which are required, can be obtained on terms acceptable or favorable to us, if at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to perform under the CRADA.

Fluctuations in Operating Results

The Company’s operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by the Company’s customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of orders and the introduction of new products or processes by the Company. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

ITEM 3.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company may, from time to time, be involved in actual or potential legal proceedings that the Company considers to be in the normal course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business.

ITEM 2.    CHANGES IN SECURITIES

The Company issued the following shares of capital stock during the period of this Report.

On June 16, 2003, we sold 35,912,923 shares of our authorized but unissued capital stock to Accentia, Inc., a Florida corporation. The shares of capital stock sold consisted of 27,891,031 shares of common stock and 8,021,886 shares of preferred stock. Each share of preferred stock is convertible into common stock on a one-share-preferred-for-two-shares-of-common basis. The preferred stock has no additional preferences. The purchase price paid for these shares of our capital stock was $20,000,000. This purchase price is to be paid as set forth elsewhere herein. The issuance of these shares was pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933 (“Act”).

Additionally, during the period of this report, we agreed to issue 36,000 fully paid shares of our authorized but unissued common stock to Mr. George Constantin. This stock is being issued as part of Mr. Constantin’s severance as an employee, officer and director. A copy of the Severance Agreement is attached as an Exhibit to this report. The issuance of said shares was pursuant to a private placement exemption under Section 4(2) of the Act.

During the period of this Report, the Company granted the following options:

The Company granted an option on June 16, 2003 to David Moser, the Company’s Director of Legal Affairs. The option has the following terms: 100,000 shares at an exercise price of $0.50 per share, exercisable in accordance with the Company’s 2000 Stock Option Plan. The option was granted pursuant to a private transaction exempt under Section 4(2) of the Act.

The Company granted options on June 16, 2003 to Peter J. Pappas, Sr., a Director of the Company. These options have the following terms: 500,000 shares at an exercise price of $0.50 per share; 500,000 shares at an exercise price of $0.25 per share, all exercisable in accordance with the Company’s 2000 Stock Option Plan. The options were granted pursuant to a private transaction exempt under Section 4(2) of the Act.

During the period of this report, the Company modified the following Promissory Notes:

Promissory Notes to Peter J. Pappas Sr. dated January 13, 2003 and February 26, 2003 in the total principal amount of $460,000 were modified into a single Note in the amount of $460,000 dated June 16, 2003 with the following terms:

(i)	all principal and interest shall be paid in one installment on the third anniversary of Closing of the Investment Agreement, subject to prepayment by Biovest upon thirty days written notice,

(ii)	the convertible notes shall earn interest at 7% per annum,

(iii)	the convertible notes, shall at the discretion of the Holder, be convertible into shares of Accentia common stock in accordance with Section 1.01 of the Investment Agreement with the value per Accentia share being adjusted by a twenty percent (20%) discount from Accentia share value as established in accordance with Section 1.01 of the Agreement or, in the alternative, the convertible notes may be converted into shares of Biovest common stock at a conversion price of $0.25 per share.

A Promissory Note to Angelo Tsakopoulos dated March 7, 2003 in the principal amount of $250,000 was modified to a new Note in the same principal amount with the following terms:

Section 1.01 of the Investment Agreement with the value per Accentia discount from Accentia share value as established in accordance with Section 1.01 of the Agreement or, in the alternative, the convertible notes may be converted into shares of Biovest common stock at a conversion price of $0.25 per share.

These Notes were modified as part of the closing of the Investment Agreement between the Company and Accentia, Inc. discussed above.

During the period of this Report, the Company modified the terms of the following options and warrants:

2.6 million Options, which were issued on various dates to Dr. Christopher Kyriakides, the Company’s former CEO and current vice-Chairman of the Board, were cancelled. These Options were replaced by 2.6 million Warrants dated June 16, 2003, 1.3 million having an exercise price of $0.50 and 1.3 million having an exercise price of $0.25, all with terms of five years;

2.6 million Options, which were issued on various dates to Othon Mourkakos, the Company’s former President and Director, were cancelled. These Options were replaced by 2.6 million Warrants dated June 16, 2003, 1.3 million having an exercise price of $0.50 and 1.3 million having an exercise price of $0.25, all with terms of five years;

375,000 Options issued on various dates to Dr. David DeFouw, former Director of the Company, were cancelled. These Options were replaced by 375,000 Warrants having an exercise price of $0.50 and a term of five years;

100,000 Options issued on June 6, 2001 to Thomas F. Belleau, the Company’s former CFO, were cancelled. These Options were replaced by 100,000 Warrants dated June 16, 2003, having an exercise price of $0.50 and a term of five years.

200,000 Warrants issued on January 13, 2003 and February 26, 2003 to Peter Pappas, Sr., a Director of the Company, were re-priced at $0.25 per share from their former price of $0.50 per share;

100,000 Warrants issued on March 7, 2003 to Angelo Tsakopoulos were re-priced at $0.25 per share from their former price of $0.50 per share.

These modifications were made as part of the closing of the Investment Agreement between the Company and Accentia, Inc. discussed above.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.2.1	Incentive Stock Option Agreement – P. Pappas ($0.25 / share)

3.2.2	Incentive Stock Option Agreement – P. Pappas ($0.50 / share)

3.2.3	Common Stock Purchase Warrant – P. Pappas

3.2.4	Incentive Stock Option Agreement – D. Hosa

3.2.5	Common Stock Purchase Warrant – C. Kyriakides

3.2.6	Common Stock Purchase Warrant – O. Mourkakos

3.2.7	Common Stock Purchase Warrant – A. TsaKopoulos

3.2.8	Common Stock Purchase Warrant – T. Belleau

3.2.9	Common Stock Purchase Warrant – D. DeFouw

3.2.10	Master Contract Services Agreement

31.1	Certification by Chief Executive Officer pursuant to Sarbanes–Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes–Oxley Section 302.

32.1	Certificationby Chief Executive Officer pursuant to 18 U.S. C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

(b) Reports on Form 8-K.

On July 8, 2003, as amended, the Company filed a report on Form 8-K regarding a change in the Company’s certifying accountants.

On June 24, 2003, the Company announced that, on June 16, 2003, it closed on the investment agreement previously entered into on April 10, 2003 with Accentia, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC. (Registrant)

Date: August 19, 2003	/s/ DR. STEPHANE ALLARD
Dr. Stephane Allard President and Chief Executive Officer

Date: August 18, 2003	/s/ JAMES A. MCNULTY
James A. McNulty Chief Financial Officer