Form 10KSB
period 2003-09-30
BIOVEST INTERNATIONAL INC
filed 2004-01-13
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8500 Evergreen Blvd., Minneapolis, MN 55433

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (813) 864-2562

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $8,256,000

The aggregate market value of voting common stock held by our non-affiliates as of September 30, 2003 could not be determined because our common stock was not trading in any public market. The number of shares of common stock held by non-affiliates is 9,124,813.

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2003 was: Common Stock, $.01 par value: 38,160,733 shares, and 8,021,886 shares of Preferred Stock.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

INTRODUCTORY NOTE

THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDES FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN, OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY WORDS SUCH AS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “INTEND,” “PLAN,” “WILL,” “MAY” AND OTHER SIMILAR EXPRESSIONS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THOSE RELATING TO:

•	OUR PLANS REGARDING THE TIMING AND OUTCOME OF RESEARCH AND DEVELOPMENT, ANY PROPOSED PRODUCTS AND THE REGULATORY PROCESS INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION;

•	OUR ABILITY TO ESTABLISH COMMERCIAL ACCEPTANCE OR PRODUCTION CAPABILITY FOR OUR PRODUCT IN DEVELOPMENT;

•	COMPETITION THAT CURRENTLY EXISTS OR MAY ARISE IN THE FUTURE;

•	OUR ABILITY TO PROFITABLY CONDUCT OUR CELL CULTURE PRODUCTION AND INSTRUMENT SALES BUSINESSES;

•	OUR ABILITY TO RETAIN MEMBERS OF MANAGEMENT AND EMPLOYEES OF THE COMPANY; AND

•	OUR ABILITY TO ATTRACT CAPITAL WHEN REQUIRED.

FACTORS THAT COULD CAUSE ACTUAL RESULTS OR CONDITIONS TO DIFFER FROM THOSE ANTICIPATED BY THESE AND OTHER FORWARD-LOOKING STATEMENTS INCLUDE THOSE MORE FULLY DESCRIBED IN THE “CAUTIONARY STATEMENTS AND HIGHLIGHTED RISKS” SECTION AND ELSEWHERE IN THIS REPORT. WE ARE NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. In addition to our commercial contract production business, for more than thirteen years we have been designated by the National Institutes of Health as the National Cell Culture Center. We also manufacture instruments and disposables used in the hollow fiber production of cell culture products. Our hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

In collaboration with the National Cancer Institute (NCI), we are developing a therapeutic vaccine for the treatment of low-grade Follicular Lymphoma (FL). This therapeutic vaccine is currently in a pivotal Phase III clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI. This agreement granted us the contractual right to receive an exclusive license to all commercial uses of this therapeutic vaccine, which we anticipate will apply worldwide and be royalty-free. FL is a form of Non-Hodgkin’s lymphoma that afflicts an estimated 300,000 patients in the United States with an estimated 25,000 new cases diagnosed annually in the US with another 40,000 cases diagnosed annually in Europe, and even more worldwide. FL is a deadly cancer of the white blood cells.

HISTORICAL AND RECENT EVENTS.

We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. and in 1993, our name was changed to Cellex Biosciences, Inc. In 1998, we entered a bankruptcy preceding which in July 1999, was concluded with the confirmation of our Chapter 11 Plan of Reorganization. In May 2000, we acquired the assets of Unisyn Technologies, Inc., a competitor in hollow fiber perfusion, for a combination of shares of our stock and our assumption of certain Unisyn debts and obligations. This acquisition provided us with additional expertise and proprietary advancements in the hollow fiber perfusion process and expanded our cell culture production capability. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware. In April 2003, we entered into an Investment Agreement with Accentia, Inc. (“Accentia” or “our Parent Corporation”), a privately held, vertically integrated specialty biopharmaceutical company. As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately eighty-one percent of our equity outstanding after the investment. The aggregate investment commitment received from Accentia was twenty million dollars which consisted of cash and combination of short and long-term notes.

OUR CURRENT BUSINESS

General.

Our business consists of four primary business segments: commercial production of cell culture products and services; operation of the National Cell Culture Center; manufacture and sale of instruments and consumables; and development of our therapeutic vaccine for FL.

Cell Culture Products and Services.

We manufacture cell culture products such as mammalian and insect cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $2,200,000 (approximately 27% of our aggregate revenues) and approximately $5,300,000 (approximately 47% of our aggregate revenues) for the fiscal years ended September 30, 2003 and September 30, 2002, respectively.

Our customers include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

Currently, our marketing is conducted by our chief marketing officer together with three employed salesmen and one independent sales agent in Western Europe. Our sales personnel market our cell culture production services as well as our line of instruments and disposables.

There are various processes commonly used to produce mammalian cells generally used in the production of antibodies. These may include hollow fiber perfusion, stirred tank fermentation, roller bottle and other processes. We use hollow fiber technology to produce mammalian cells. This technology seeks to grow cells to high densities more closely approaching the density of cells naturally occurring in body tissue. We have expertise with in vitro (outside the living body) environments for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow fiber technology is fibers made of plastic polymers. The fibers are hair-like with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the on-going cell growth process. Hollow fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of purification. This technology generally minimizes the amount of costly nutrient media required for cell growth.

Cell Culture Products and Services (continued)

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow fiber technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cell culture products grow inside the tanks in media fluid which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cell culture products are separated from the remaining media fluid. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, we believe that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. We believe that hollow fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production.

In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as the therapeutic vaccine which we are developing in collaboration with the NCI, we believe that hollow fiber technology may be the appropriate cell culture production technology.

National Cell Culture Center.

In connection with a grant from the National Institutes of Health, we serve as the National Cell Culture Center which we maintain at our Minneapolis, Minnesota facility. We were first designated the National Cell Culture Center in 1990 and we have continuously served as the National Cell Culture Center for more than thirteen years. The National Cell Culture Center is a non-profit research resource facility established and sponsored by the National Center of Resources for Research of the National Institutes of Health. The National Cell Culture Center provides customized cell culture services for basic research laboratories. As the National Cell Culture Center we have had experience with the production of over 1500 unique or common cell lines. Through the National Cell Culture Center, the National Institutes of Health subsidizes cell culture services and product production to support research and development primarily at universities. We receive revenues from the National Institutes of Health in the form of a grant and fees from customers which use the National Cell Culture Center services. For the fiscal years ended September 30, 2003, and September 30, 2002, we received revenue of approximately $1,300,000 (approximately 15% of our aggregate revenue) and $1,300,000 (approximately 11% of our aggregate revenue), respectively from our business activities as the National Cell Culture Center.

Instruments and Disposables.

We are a leader in hollow fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

Primer HF®

The Primer HF® is a low cost hollow fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

miniMax®

The miniMax® provides the flexibility and technology needed to support optimization studies and research scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with microprocessor controller, self-contained incubator, and pump panel. The miniMax® is an economical tool for researching scale-up processes and producing small quantities of protein of up to 10 grams per month.

Maximizer®

The Maximizer® provides maximum flexibility to support optimization studies and pilot scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with validated microprocessor controller, self-contained incubator, and pump panel. With production rates up to one gram a day, the Maximizer® is a tool for process development and production.

XCellerator®

The XCellerator® is a self-standing floor system containing an incubator and refrigerator section, control fixtures and pump panel. Each Xcellerator® supports two independent flowpaths, is controlled by a process control computer and has the capability of remote monitoring. The combined features of the XCellerator® support production of 60-500 grams of protein per month, per XCellerator® unit.

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, culture ware, tubing sets and other disposable products and supplies for use with our instruments. Revenue from such disposable products represented approximately 58% of our total revenue from this business segment for the fiscal year ended September 30, 2003.

Currently we assembly, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Instruments and Disposables (continued)

For the fiscal years ended September 30, 2003, and September 30, 2002, we received revenue of approximately $4,800,000 (approximately 58% of our aggregate revenue) and $4,700,000 (approximately 42% of our aggregate revenue), respectively from this business segment.

Cancer vaccine.

Low grade follicular lymphoma (FL) is a form of Non-Hodgkin’s lymphoma (NHL) that is a deadly cancer of the white blood cell. We are developing a therapeutic vaccine for FL (which we call Biovaxid®) pursuant to a Cooperative Research and Development Agreement (CRADA) with the NCI. We believe that we were selected by the NCI largely because of our proprietary advancements in the hollow fiber technology and our unique capabilities in the production of personalized cell culture products. Accordingly, in June of 2000, the NCI awarded us the contract to produce the patient-specific immunotherapeutic for clinical trials. In September 2001, we entered into the CRADA making us the NCI’s exclusive licensee for this vaccine.

FL afflicts approximately 300,000 patients in the United States and is diagnosed in approximately 25,000 new patients in the United States each year, approximately 40,000 new patients in Europe each year and more worldwide. Currently, the various types of Non-Hodgkin’s lymphoma, including FL, is considered to be the most commonly occurring hematological cancer with 85% of all Non-Hodgkin’s lymphomas being B-cell lymphomas including FL. Non-Hodgkin’s lymphoma is believed to be the fifth-leading cause of cancer death in the United States and is the second fastest growing cancer in the United States in terms of mortality rate.

FL is a cancer of the immune system. The immune system is composed, in part, of specialized cells, which include both B-cell and T-cell lymphocytes. These cells play an integral role in recognizing, destroying and ultimately eliminating disease-causing foreign substances, virally infected cells and malignant cells that might be present in the human body. B-cells and T-cells have diverse functions that are predicated by receptors, which exist on their surfaces. These receptors react specifically to foreign substances and infected or malignant cells and seek to eradicate them from the body. A cancer of the immune system, such as FL, is a breakdown of this process. There has been interest in various ways to boost the immune system of cancer patients. This interest includes the work at the NCI which is based on using a personalized therapy developed totally from the patient’s own tumor. This process uses the patient’s own cancerous cells that are removed by biopsy performed by a treating physician. Using a proprietary technique of cell fusion, these cells are altered to allow them to secrete the tumor-specific protein also called monoclonal antibody. This patient-specific protein is the basis for the vaccine against Non-Hodgkin’s Lymphoma. Each patient-specific cell line is grown outside the body in our hollow fiber bioreactors to facilitate the production of individual monoclonal antibodies. After being chemically modified to stimulate the immune system, the monoclonal antibody is injected back into the patient. The end result is an immunotherapeutic treatment against Non-Hodgkin’s Lymphoma that is designed specially for each individual patient. The monoclonal antibody is produced

Therapeutic vaccine (continued):

totally from the patient’s own tumor which makes the NCI approach potentially more effective but also potentially more time and cost intensive than other potential approaches that are not wholly patient-specific. To be commercially viable will require a production process that is cost effective for such patient-specific treatment requirements.

This vaccine, which is the subject of our CRADA, can be differentiated from other approaches under development aiming to boost the patient’s immune system. One such approach currently in Phase III clinical trials is being pursued by Genitope, Inc. (“Genitope”). The Genitope approach, while based on the unique genetic makeup of the patient’s own tumor, does not replicate cells from the patient’s tumor to produce the vaccine. Rather, this approach seeks to eliminate the cost and time required to fuse the patient’s cancer cell by using an alternative recombinant technology which produces the vaccine in a more generic and less patient specific process. We believe that the use of recombinant technology may result in a less effective therapy than the NCI approach that is wholly patient-specific.

Under the terms of the CRADA, the NCI granted us the contractual right to receive an exclusive license to all commercial uses of this therapeutic vaccine for the treatment of FL, which we anticipate will apply worldwide and be royalty-free. The CRADA imposes responsibilities on us including the obligation to pay approximately $530,000 per quarter to the NCI to defray costs related to the Phase III clinical trial activities. We anticipate assumption of certain of the vaccine development activities currently being performed by the NCI which will reduce the quarterly payments. Additionally, we are responsible for establishing sites to participate in the clinical trial and supporting patient enrollment. A total of 300 participating patients who satisfy the protocol are required to be enrolled in the clinical trial of which approximately two thirds are to be treated with the patient’s specific vaccine. Currently, there are approximately seven participating sites and approximately 160 enrolled patients.

We are focusing on successfully completing the pending pivotal Phase III clinical trial and obtaining governmental approval. Accordingly, our plans for commercialization of the vaccine are in the formative stage. As we finalize these plans, we expect to utilize the expertise and capability of other subsidiaries of Accentia such as TEAMM Pharmaceuticals, Inc., which is anticipated to assist in commercialization and Analytica, Inc., which is anticipated to assist with product pricing, reimbursement and market positioning strategies. Because the vaccine is patient specific, significant manpower and hollow fiber perfusion instruments are anticipated to be required to support production to meet the potential market requirements. Should we successfully complete the pending clinical trial and receive governmental approval, we will need to establish vaccine production facilities which meet applicable governmental standards. We believe that our ability to establish adequate vaccine production capability on a cost effective and timely basis will directly impact the success of our commercialization efforts. We are currently engaged in research and development to integrate the purification process and to further automate our hollow fiber perfusion instruments to potentially reduce the cost and space requirements.

Therapeutic vaccine (continued)

During the fiscal years ended September 30, 2003, and September 30, 2002, we spent approximately $1,800,000 and $1,520,000, respectively for research, development, clinical trial and other expenses related to the vaccine. In addition to these expenses directly related to the development of the vaccine, we spent approximately $761,000 and $704,000 on research and development relating to our hollow fiber production instruments, disposables and production processes in 2003 and 2002, respectively.

There are many risks and costs involved in clinical trials. There is no certainty that we will successfully complete the Phase III clinical trial. Even if the clinical trial is successful, there is no certainty that the vaccine can be produced at a competitive or acceptable cost nor that the vaccine can become an accepted treatment for FL.

COMPETITION

We compete with others that produce cell culture products using the hollow fiber process, such as BioInvent and Goodwin Labs. Additionally, we compete with others that use alternative cell culture production processes such as stirred tank fermentation process to produce cell culture products. These competitors include Cambrex Biopharmaceuticals, Covance Inc., DSM Biologics, and Lonza Ltd. Our primary market focus has been contract production of small quantities of cell culture products which we produce to the specification of the customer. Our customers are frequently engaged in research and development activities. We plan to increasingly seek larger scale commercial production contracts which will cause us to compete more directly with larger competitors which primarily use stirred tank fermentation. In the manufacture and sale of our instruments and disposables, we have limited competition from other manufacturers of instruments used for hollow fiber perfusion production. We do, however, compete with numerous manufacturers of instruments that are competitive with hollow fiber and with companies offering cell culture production services as an alternative to instrument purchase.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions.

Research for new cancer therapies is intense and new treatments are being developed by competitors. Many competitors have significantly greater financial resources and expertise in such matters as research and development, manufacturing, preclinical and clinical trials and regulatory approvals. Competitors may have collaborative arrangements with large and established companies. Additionally, we may compete in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment.

COMPETITION (continued)

Several companies, such as Corixa Corporation, IDEC Pharmaceuticals Corporation and Immunomedics, Inc. are involved in the development of passive immunotherapies for the treatment of Non-Hodgkin’s Lymphoma. Various products are currently marketed for treatment of NHL. Rituxan, a monoclonal antibody co-marketed by Genentech, Inc. and IDEC Pharmaceuticals Corporation, is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, IDEC has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc and Corixa Corporation recently received FDA approval for marketing their version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL.

In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Antigenics, Inc., Favrille, Inc. and Large Scale Biology Corporation. While these companies’ product candidates are in various stages of development, none are in Phase III clinical trials for treatment of NHL

In the Phase III clinical trial, our vaccine is administered following complete remission after chemotherapy. Our monoclonal antibody, which is produced from the patient’s own tumor, potentially makes our approach more effective than other approaches which are not wholly patient-specific, as it stimulates the patient’s immune system to turn against and destroy the cancer cells.

Our vaccine, if approved, will compete with other cancer treatments. Currently used treatments for FL include chemotherapy, radioisotopes and monoclonal antibodies such as Zevalin and Rituxan.

Additionally, we must also compete with companies developing new drugs and treatments for FL. One such competitor is Genitope, which is conducting Phase III clinical trials. As discussed elsewhere, the vaccine produced in accordance with Genitope’s technology is not considered totally patient-specific which may potentially impact the relative effectiveness of such vaccines. We believe that the ability of our vaccine to compete with treatments in current use and those in development will depend, in large part, upon the efficacy data derived from completion of our pivotal Phase III clinical trial, the time required to complete our clinical trial and obtain governmental approval, cost effectiveness, acceptance by insurance companies and other third party payers and acceptance in the medical community.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow fiber perfusion process and instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have fifteen (15) issued United States patents and several foreign counterparts. The expiration dates of our presently issued United States patents range from October 2004 to November 2017. A list of our active U.S patents follows:

Patent No.	Title and Inventor(s)	Filing Date/ Issue Date	Expiration Date
4,582,875	METHOD OF ACTIVATING HYDROXYL GROUPS OF A POLYMERIC CARRIER USING 2-FLUOR-1-METHYLPYRIDINIUM TOLUENE-4-SOLUFONATE by That T. Ngo	Dec. 7, 1984/ Apr. 15, 1986	Dec. 7, 2004

4,889,812	BIOREACTOR APPARATUS by Perry W. Guinn	May 12, 1986/ Dec. 26, 1989	Dec. 26, 2006

4,894,342	BIOREACTOR SYSTEM by Perry W. Guinn	Sept. 22, 1986/ Jan. 16, 1990	Jan. 16, 2007

5,656,421	MULTI-BIOREACTOR HOLLOW FIBER CELL PROPAGATION SYSTEM AND METHOD By Timothy C. Gebhard	Feb. 12, 1991/ Aug. 12, 1997	Jan 30, 2009 TD

5,998,184	BASKET-TYPE BIOREACTOR by Yuan Shi	Oct. 8, 1997/ Dec. 7, 1999	Oct. 8, 2017

5,416,022	CELL CULTURE APPARATUS by Bruce P. Amiot	Oct. 29, 1993/ May 16, 1995	Jan 7, 2009 TD

5,330,915	PRESSURE CONTROL SYSTEM FOR A BIOREACTOR by John R. Wilson	Oct. 18, 1991/ Jul. 19, 1994	Oct. 18, 2011

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/ Jul. 30, 1996	July 30, 2013

5,631,006	IMMUNOTHERAPY PROTOCOL OF CULTURING LEUKOCYTES IN THE PRESENCE OF INTERLEUKIN-2 IN A HOLLOW FIBER CARTRIDGE by Georgiann B. Melink	Jun. 7, 1995/ May 20, 1997	May 20, 2014

4,804,628 (EP198032B)	HOLLOW FIBER CELL CULTURE DEVICE AND METHOD OF OPERATION by Ray F. Cracauer	Aug. 19, 1987/ Feb. 14, 1989	Feb. 14, 2006

4,629,686	APPARATUS FOR DELIVERING A CONTROLLED DOSAGE OF A CHEMICAL SUBSTANCE by Michael L. Gruenberg	Jun. 14, 1982/ Dec 16, 1986	Oct. 21, 2003 TD

4,650,766	CULTURING APPARATUS by William H. Harm	Oct. 9, 1984/ Mar. 17, 1987	Oct. 9, 2004

Patent No.	Title and Inventor(s)	Filing Date/ Issue Date	Expiration Date
4,973,558	METHOD OF CULTURING CELLS USING HIGHLY GAS SATURATED MEDIA by John R. Wilson	Apr. 28, 1988/ Nov. 27, 1990	April 28, 2008

5,202,254	PROCESS FOR IMPROVING MASS TRANSFER IN A MEMBRANE BIOREACTOR AND PROVIDING A MORE HOMOGENNEOUS CULTURE ENVIRONMENT by Bruce P. Amiot	Apr. 13, 1993/ Oct. 11, 1990	Oct. 11, 2010

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/ Dec. 14, 1999	Nov. 14, 2017

5,622,857	HIGH PERFORMANCE CELL CULTURE BIOREACTOR AND METHOD by Randal A. Goffe	Aug. 8, 1995/ April 22, 1997	Feb. 9, 2014

Additionally, we consider trademarks to be potentially important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We have been issued the trademark Biovax® and have filed the trademark Biovaxid® in connection with our therapeutic cancer vaccine, and we plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation.

GOVERNMENT REGULATIONS

The Food and Drug Administration (FDA) has extensive regulatory authority over biopharmaceutical products (drugs and diagnostic products produced from biologic processes). The principal FDA regulations that pertain to our cell production activity include, but are not limited to 21CFR Parts 600 and 610 – General Biological Products and Standards; 21 CFR Parts 210 and 211 – current Good Manufacturing Practices for Finished Pharmaceuticals; 21 CFR Part 820 – Quality System Regulations (medical devices); and 21 CFR Part 58 – Good Laboratory Practice for Non-Clinical Laboratory Studies. FDA’s guidelines include controls over procedures and systems related to the production of mammalian proteins and quality control testing of any new biological drug or product intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products). FDA guidelines are intended to assure that the biological drug or product meets the requirements through rigorous testing with respect to safety,efficacy, and meet the purity characteristics for identity and strength. FDA approvals for the use of new biological drugs or products (that can never be assured) require several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products (biological drug or product) are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

GOVERNMENT REGULATIONS (continued)

Our cell culture systems used to produce cells for diagnostic uses are regulated under the FD&C Act as Class I medical devices. Medical devices are classified by the FDA into three classes (Class I, Class II and Class III) based upon the potential risk to the consumer posed by the medical device (Class I devices pose the least amount of risk, while Class III devices and “new” devices are presumed to inherently pose the greatest amount of risk). As Class I devices, our systems must be manufactured in accordance with Good Manufacturing Practices guidelines. Sales of such systems to customers using them to manufacture materials for clinical studies and licensure do not require prior FDA approval.

The process of complying with FDA guidelines and obtaining approvals from the FDA of applications to market biopharmaceutical drugs and products is costly, time consuming and subject to unanticipated delays. There is no assurance that our customers will be able to obtain FDA approval for biological drugs and products produced with our systems, and failure to receive such approvals may adversely affect the demand for our services.

Under the FD&C Act, our customers must establish and validate Standard Operating Procedures (SOPs) utilizing our cell culture technologies in their Drug Master Files. We provide assistance in operational, validation, calibration and preventive maintenance SOPs to customers, as needed, to support their product development and commercialization processes. For example, we will typically provide existing and prospective customers who are utilizing our contract production services or constructing production facilities based on our cell culture technologies with information to enable such customers to comply with the FDA’s guidelines required for facility layout and design. This information may be provided either in a drug/biologic Master File that we give permission to customers to cross reference in their submission to the FDA, or provided to customers to include in their FDA submissions.

As we currently do business in a significant number of countries, in addition to the requirements of the FDA, we are subject to the relations of other countries and governmental agencies which apply to our goods and services when sold in their jurisdiction.

We are subject to various regulations regarding handling and disposal of potentially hazardous materials, wastes and chemicals such as cells and their secreted waste products, including those enforced by the Environmental Protection Agency and various state and local agencies.

GOVERNMENT REGULATIONS (continued)

INSURANCE

We may be exposed to potential product liability claims by users of our products. We presently maintain product liability insurance coverage in connection with our systems and other products and services, in amounts which we believe to be adequate and on acceptable terms.

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

Our cell culture production services may expose us to potential risk of liability. We seek to obtain agreements from contract production customers to mitigate such potential liability and to indemnify us under certain circumstances. There can be no assurance, however, that we will be successful in obtaining such agreements or that such indemnification, if obtained, will adequately protect us against potential claims.

The terms and conditions of our sales and instruments include provisions which are intended to limit our liability for indirect, special, incidental or consequential damages.

EMPLOYEES

As of January 6, 2004, we had sixty-eight full-time employees, including thirteen in research and development, thirteen in manufacturing and quality control, twenty-one in contract production services, five in marketing and sales and sixteen in management, administrative and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

CAUTIONARY STATEMENTS AND HIGHLIGHTED RISKS

You should carefully consider the cautionary statements and risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or those we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the business opportunity, value and or trading price, if any, of our common stock could decline, and you may lose all or part of your investment.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR FURTHER LOSSES

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2003 and September 30, 2002, we reported losses and negative cash flow of ($6,055,000) and ($4,200,000) and ($3,205,000) and ($297,000), respectively. Through September 30, 2003, we have an aggregate accumulated deficit of $18,000,000 and aggregate losses of $55,000,000. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the CRADA. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The net losses incurred and the need for additional funding raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL NEED ADDITIONAL FINANCING

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia. Under this agreement, we have received an aggregate investment of five million dollars in cash and we have the expectation of receiving an additional fifteen million dollars as the promissory notes become due. Until the promissory notes are paid we will be subject to the risk of non-payment. Such risk includes matters beyond our control such as the financial condition and other matters that may affect the ability of Accentia to timely pay principal or interest when due under the promissory notes. In addition to the funds we anticipate receiving from these promissory notes; we anticipate that we may need additional funding to complete our obligations under the CRADA. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that we will be able to obtain such additional funds on terms acceptable or favorable to us, or at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to perform under the CRADA.

THERE IS A HIGH RISK OF FAILURE BECAUSE WE ARE TRYING TO DEVELOP A NEW CANCER VACCINE

We are pursuing a novel and relatively unproven patient specific cancer therapy. Commercialization requires successful completion of the ongoing clinical trial, governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our vaccine is subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

•	our technology or the product based on our technology will be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals;

•	future products based on our technology will be difficult to manufacture

•	on a large scale or at all or will prove to be uneconomical to produce or market;

•	proprietary rights of third parties will prevent us or our collaborators from marketing products;

•	third parties will market superior or equivalent products; and

•	the products will not attain market acceptance.

Clinical trials required for governmental approval are expensive and have a high risk of failure. The results from later-stage clinical trials may not be consistent with pre-clinical or earlier clinical results. Based on results at any stage of development, including later-stage clinical trials, and our inability to bear the related costs associated with clinical trials or product production or marketing, we may decide to discontinue development or clinical trial at any time.

WE MIGHT BE UNABLE TO MANUFACTURE OUR VACCINE ON A COMMERCIAL SCALE

Assuming approval of our vaccine, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product and cause us to fail.

Our manufacturing facilities, and those of any future contract manufacturers, are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulation, or QSR, requirements of the FDA. If we or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards, or other regulatory requirements, then the manufacture process could be suspended or terminated, which would harm us.

BECAUSE THE CLINICAL TRIAL FOR OUR PRODUCT WILL BE EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN, WE MUST INCUR SUBSTANTIAL EXPENSES THAT MIGHT NOT RESULT IN ANY VIABLE PRODUCT

Completing our ongoing Phase III clinical trial is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of our vaccine, we must demonstrate that our product is safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

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

Completion of clinical trials will take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials could be delayed by many factors, including:

•	inability to manufacture sufficient quantities of materials for use in clinical trials;

•	slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

•	inability to adequately follow patients after treatment;

•	unforeseen safety issues or side effects;

•	lack of efficacy during the clinical trials; or

•	government or regulatory delays.

BECAUSE WE HAVE LIMITED EXPERIENCE, WE MIGHT BE UNSUCCESSFUL IN OUR EFFORTS TO DEVELOP, OBTAIN APPROVAL FOR, COMMERCIALLY PRODUCE OR SUCCESSFULLY MARKET OUR VACCINE

The extent to which we develop and commercialize our vaccine will depend on our ability to:

•	complete required clinical trials;

•	obtain necessary regulatory approvals; establish, or contract for, required manufacturing capacity; and

•	establish, or contract for, sales and marketing resources.

Although we have started clinical trials with respect to our vaccine, we have limited experience with these activities and might not be successful in the trials, product development or commercialization.

COMPETING TECHNOLOGIES MAY ADVERSELY AFFECT US

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our proposed vaccine. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	health care companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

The cell culture production and technology business is also intensely competitive and is in many areas dominated by large service providers. In many instances, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

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

Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, as well as to operate without infringing, or, if necessary, to obtain rights to, the proprietary rights of others. Our pending patent applications might not result in the issuance of patents. Our patent applications might not have priority over others’ applications and, even if issued, our patents might not offer protection against competitors with similar technologies. Any patents issued to us might be challenged, invalidated or circumvented and the rights created thereunder may not afford us a competitive advantage.

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

There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Potential future litigation could result in substantial costs and the diversion of management’s efforts regardless of the merits or result of the litigation. Additionally, from time to time we may engage in the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, or USPTO, and related administrative proceedings that can result in our patent position being limited or in substantial expense to us and significant diversion of effort by our technical and management personnel. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the United States, which could subject us to additional difficulties in protecting our intellectual property in those countries.

THE UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION AND OUR POTENTIAL INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES MAY ADVERSELY AFFECT US (continued)

We also rely on trade secrets, technical know-how and continuing inventions to develop and maintain our competitive position. Others might independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, and we may not be able to protect our rights to our trade secrets. We seek to protect our technology and patents, in part, by confidentiality agreements with our employees and contractors. Our employees might breach their existing proprietary information, inventions and dispute resolution agreements. Accordingly, these agreements may not protect our intellectual property, and our employees’ breaches of those agreements could have a material adverse effect on us.

OUR OPERATING RESULTS MAY FLUCTUATE WIDELY BETWEEN REPORTING PERIODS

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and whether we introduce to the market new products or processes. Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to- year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price, if any, of our securities.

OUR CONTRACT CELL PRODUCTION SERVICES ARE SUBJECT TO PRODUCT LIABILITY CLAIMS

The contract production services for therapeutic products that we offer expose us to a potential risk of liability as the proteins or other substances manufactured by us, at the request and to the specifications of our customers, could potentially cause adverse effects. We generally obtain agreements from our contract production customers indemnifying and defending us from any potential liability arising from such risk. There can be no assurance, however, that we will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect us against potential claims relating to such contract production services. We may also be exposed to potential product liability claims by users of our products. We may seek to increase our insurance coverage in the future in the event of any significant increases in our level of contract production services. There can be no assurance that we will be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which we might be exposed. A successful partially or completely uninsured claim against us would have a material adverse effect on our operations.

OUR CONTRACT CELL PRODUCTION BUSINESS IS SUBJECT TO INTENSE COMPETITION.

Customers can select other cell production facilities, other cell production methods and other cell production instruments. We consider our business environment to be competitive. Many of our competitors are better established with greater capital resources. Historically, our cell production facilities, method and equipment have been primarily used to produce relatively small batches, such as that used in research and development. While we are seeking broader acceptance of our cell production facilities, method and equipment for larger and commercial scale production, we may not be successful in cost effectively perpetrating these larger markets.

We have been designated as the National Cell Culture Center by the National Institutes of Health since 1991. This designation is made every approximately five years by the National Institutes of Health. There is competition for this designation and any future designation is uncertain.

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

OUR TAX-LOSS CARRYFORWARDS ARE SUBJECT TO RESTRICTIONS

At September 30, 2003, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of which approximately $22,000,000 will be available to offset future taxable income; from inception, accumulated loss carry-forwards were approximately $54,000,000. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

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

WE ARE SUBJECT TO VARIOUS GOVERNMENT REGULATION

The cell culture systems and services that we sell are subject to significant regulation by the FDA under the FD&C Act. Our cell culture bioprocessing systems are regulated as Class I medical devices and must be manufactured in accordance with the FDA’s QSR requirements. Our cell culture instruments must comply with a variety of safety regulations to be sold in Europe, including, but not limited, to CE. Our customers who use these cell culture bioprocessing systems must also comply with more extensive and rigorous FDA regulation. The process of complying with FDA regulations and obtaining approvals from the FDA is costly and time consuming. The process from investigational stage until approval to market can take a minimum of seven and up to as many as ten to twelve years currently and is subject to unanticipated delays. Furthermore, there is no assurance that our customers will be able to obtain FDA approval for bioproducts produced with their systems.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE COSTLY AND TIME CONSUMING

Our manufacturing, clinical laboratory, and research and development processes involve the storage, use and disposal of hazardous substances, including hazardous chemicals and biological hazardous materials. Because we handle biohazardous waste with respect to our contract production services, we are required to conform our customers’ procedures and processes to the standards set by the EPA, as well as those of local environmental protection authorities. Accordingly, we are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety and environmental management practices and procedures for handling and disposing of these hazardous materials are in accordance with good industry practice and comply with applicable laws, permits, licenses and regulations, the risk of accidental environmental or human contamination or injury from the release or exposure of hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, including environmental clean-up or decontamination costs, and any such liability could exceed the limits of, or fall outside the coverage of, our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental and public and workplace safety and health laws and regulations.

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

NO PUBLIC MARKET FOR OUR COMMON STOCK (CONTINUED):

In addition, if our common stock is quoted on the OTC Bulletin Board as opposed to a larger or better accepted market, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We are also subject to a Securities and Exchange Commission rule that, if we fail to meet certain criteria set forth in such rule, the rule imposes various sales practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell our securities and may affect the ability of our stockholders to buy and sell our securities in the secondary market. The Commission has adopted rules that define a “penny stock.” In the event the common stock were subsequently to become characterized as a penny stock, broker-dealers dealing in our securities would be subject to the disclosure rules for transactions involving penny stocks. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the common stock and have a material adverse effect on the trading market for our securities.

THE FUTURE MARKET PRICE OF OUR COMMON STOCK COULD BE AFFECTED BY SHARES ELIGIBLE FOR SALE AND SALES OF SHARES UNDERLYING OPTIONS AND WARRANTS.

As of September 30, 2003, we had approximately 38,161,000 shares of common stock outstanding. Additionally, at September 30, 2003, we had options and warrants outstanding which entitle the holders to purchase up to 14,291,000 shares of our common stock at an average purchase price of approximately $ .97 (with a low price of $.25 and a high price of $5.00). Additionally, we have outstanding promissory notes which are convertible into approximately 13,016,000 shares of our common stock at an average price of approximately $ .43 (with a low price of $ .25 and high price of $3.00). We do not know if any, or all, of the outstanding options or warrants will be exercised or if any or all of the outstanding notes will be converted to common stock. The exercise of outstanding options and warrants and the conversion of notes will dilute the ownership of shares of common stock currently outstanding. This potential dilutive effect is significantly increased by the anti-dilutive rights which we granted to Accentia in the Investment Agreement. Such anti-dilution rights may result in the issuance of that number of additional shares of our common stock which is required to maintain Accentia’s percentage of ownership at approximately eighty-one percent of the Company should any options or warrants be exercised or should notes be converted or upon the issuance of additional shares of common stock under certain other circumstances. Upon such anti-dilution event, a substantial number of additional shares of our common stock will be issued without the receipt of a proportionate purchase price. These anti-dilution rights were granted as part of and to attract the investment by Accentia in us but may have a significant long-term effect including future dilution to the ownership of our current stockholders, impeding our access to future capital and diversely effect the future per share price of our common stock should the our common stock publicly trade.

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

Our stock price may be affected by many factors, many of which are outside of our control, which may include:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology industry;

•	changes in the economic performance or market valuations of other biotechnology companies.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 33,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility also houses the National Cell Culture Center, which we operate under designation by the National Institutes of Health. For the years ended September 30, 2003 and September 30, 2002, we paid rent of approximately $215,000 and $223,000 respectively. The lease expires in November 2003.

We lease approximately 14,000 square feet in Worcester, Massachusetts, which we use for contract cell production, offices, storage and future expansion. For each of the years ended September 30, 2003 and 2002, we paid annual rent of approximately $376,000.

In July 2003, we began using a shared administrative and accounting resource which leases space at 5310 Cypress Center Drive #101, Tampa, FL 33609. These facilities are discussed in Certain Transactions. During fiscal 2003, these expenses were nominal.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any legal proceedings that will have a material adverse effect on our operations or financial condition. However, from time to time we are a party to legal matters arising in the general conduct of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for equity securities. Our stock is not currently traded on any exchange. During the last two fiscal years, there was no public market in our stock and no reported bid or ask price. As of September 30, 2003, we had approximately 38,161,000 shares of common stock outstanding which were held by approximately 505 stockholders of record. Additionally, we have 8,021,886 shares of preferred stock outstanding which were held by one stockholder.

Dividends. We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that all future earnings will be retained for use in our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results and other factors.

Capital Stock. During the quarter ended June 30, 2003 we issued 473,333 shares of common stock to Peter J. Pappas Sr. in compensation for arranging loans in the aggregate amount of $710,000 made by Mr. Pappas and Mr. Angelo Tsakopoulos to us during the period January-April, 2003. The shares were issued to Mr. Pappas were exempt from registration.

In June 2003, we issued 27,891,037 shares of common stock and 8,021,886 shares of preferred stock to Accentia, Inc. in consideration for aggregate consideration of twenty million dollars payable in a combination of cash, short-term notes and long-term notes. The shares sold were restricted as to transfer and the sale was exempt from registration.

In April 2003, we committed to issue 36,000 shares of restricted common stock to George Constantin, who was at the time of the sale our CEO and Director, pursuant to a Termination Compensation Agreement. This issuance will be exempt from registration.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

Options, Warrants and Convertible Notes.

In October, 2002, we issued the following Warrants to individuals in consideration of their extension of certain convertible notes for a period of two years. All of the following warrants have a five year term and are currently exercisable. The exercise price on all of these warrants is $1.25 per share. The underlying shares were restricted as to transfer and the issuance of these warrants was exempt from registration.

David DeFouw	25,000
John Kordistos	25,000
Bob Evans	25,000
John & Mary Lignos	12,500
Fay Logan	12,500
Robert Dillon	87,500
Kit Ching Wong	12,500
Laury Pensa	81,250
Anaka Prakash	18,750
Peter J. Pappas, Sr.	250,000

In January and February, 2003, we issued 200,000 warrants and 160,000 warrants, respectively, to Peter J. Pappas Sr. in consideration for making loans to the company. These warrants had an original exercise price of $.50 per share, are currently exercisable and have a 5-year term. The warrants and the underlying shares are restricted as to transfer and the issuance of these warrants was exempt from registration.

In March 2003, we issued 250,000 warrants to Angelo Tsakopoulos in consideration for making a loan to the company. These warrants had an original exercise price of $.50 per share, are currently exercisable and have a 5-year term. The warrants and the underlying shares are restricted as to transfer and the issuance of these warrants was exempt from registration.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

Options, Warrants and Convertible Notes continued).

In June 2003, we adjusted the exercise price of 200,000 of the 360,000 warrants previously issued to Peter J. Pappas Sr. in January and February 2003 and 100,000 of the 250,000 warrants previously issued to Angelo Tsakopoulos in March 2003. The adjustment reduced the exercise price from $.50 per share to $.25 per share.

In June 2003, we issued the following warrants to resigning officers and directors in exchange for cancellation of an equal number of options which would have expired due to termination of their employment and which had higher exercise prices. These warrants are currently exercisable and have a 5-year term. The warrants and the underlying shares are restricted as to transfer and the issuance of these warrants was exempt from registration.

Dr. Christopher Kyriakides	2,600,000	half exercisable at $.50 per share, half exercisable at $.25 per share;
Othon Mourkakos	2,600,000	half exercisable at $.50 per share, half exercisable at $.25 per share;
Dr. David DeFouw	375,000	exercisable at $.50 per share;
Thomas Belleau	100,000	exercisable at $.50 per share.

In October 2002 we issued two convertible promissory notes, each in the principal amount of $25,000 to individual lenders. These notes had a term of two years, bore interest at a rate of 7.5%, and were payable in a single payment at maturity and were convertible at the rate of $1.00 per share. The underlying shares were restricted as to transfer and the issuance of these warrants was exempt from registration.

In June 2003, all convertible note holders who had previously provided bridge financing were given the election of holding their existing notes or exchanging their notes for secured notes maturing on June 16, 2006. Approximately twelve note holders have elected to convert and the exchange offer remains open for the remaining five note holders. The exchange notes further provide as follows: (i) all principal and interest to be paid in one installment on June 16, 2006, (ii) earn interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

In June 2003, a promissory note previously issued to Angelo Tsakopoulos in March 2003 in the principal amount of $250,000 was modified to a new Note in the same principal amount with the following terms: (i) all principal and interest to be paid in one installment on the third anniversary of Closing of the Investment Agreement, subject to prepayment by Biovest upon thirty days written notice, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $0.25 per share.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

Options, Warrants and Convertible Notes (continued)

Additionally, in June 2003, the promissory notes to Peter J. Pappas Sr. dated January 13, 2003 and February 26, 2003 in the total principal amount of $460,000 were modified into a single Note in the amount of $460,000 dated June 16, 2003 with the following terms: (i) all principal and interest to be paid in one installment on June 16, 2006, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $0.25 per share.

In June 2003, we issued the following secured convertible promissory notes. The convertible notes and the underlying shares were restricted as to transfer and the issuance of these notes was exempt from registration.

We issued a promissory note to Othon Mourkakos in the principal amount of $655,000 dated June 16, 2003, in consideration of accrued executive compensation with the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

We issued a promissory note to Dr. Christopher Kyriakides in the principal amount of $655,000 dated June 16, 2003 in consideration of accrued executive compensation with the following terms: (i) all principal and interest shall be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

Options, Warrants and Convertible Notes (continued):

We issued a promissory note to Morrison, Cohen, Singer & Weinstein, LLP, in the principal amount of $886,000 dated June 16, 2003 in consideration of legal services rendered to us, with the following terms: (i) all principal and interest shall be paid in the following manner:

$185,000 on June 16, 2003 without any interest having accrued;

$150,000 on September 10, 2003;

$ 50,000 on June 10, 2004;

$ 50,000 on June 10, 2005; and

$451,000 on June 10, 2006;

(ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.25 per share.

Additionally, we granted the following options to employees:

On June 16, 2003, we granted options for the purchase of shares of our common shares as follows:

(a) 100,000 options were granted to David Moser, our Director of Legal Affairs, at an exercise price of $0.50 per share, exercisable in accordance with our 2000 Stock Option Plan;

(b) 500,000 options granted to Peter J. Pappas Sr., a director, at an exercise price of $0.50 per share, and an additional 500,000 shares were granted at an exercise price of $0.25 per share. All options are exercisable in accordance with the Company’s 2000 Stock Option Plan.

In connection with Employment Agreements executed with certain of our employees, we granted options for the purchase of shares of our common shares as follows:

(a) Dr. Stephane Allard, our CEO, President and Director was granted 2,000,000 options at an exercise price of $ .50 per share, with 1,000,000 options exercisable as of June 16, 2003, with the balance exercisable over the next two years;

(b) Julian Casciano, our Chief Marketing Officer, was granted 400,000 options at an exercise price of $.50 per share, exercisable in 4 equal installments at six month intervals after June 16, 2003;

(c) James McNulty, CPA, our CFO, was granted 500,000 options at an exercise price of $.50 per share, with 250,000 exercisable immediately and the balance exercisable over the next three years;

(d) Samuel Duffey, Esq., our General Counsel, was granted 500,000 options at an exercise price of $ .50 per share, with 250,000 exercisable immediately and the balance exercisable over the next three years;

(e) James Wachholz, our Chief Regulatory Officer, was granted 150,000 options at an exercise price of $ .50 per share, and exercisable over a three-year period;

Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,359,600	$0.91	4,640,400

Equity compensation plans not approved by security holders (*)	11,931,667	$0.98	—

Total	14,291,267

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview:

On June 16, 2003, pursuant to an Investment Agreement dated April 9, 2003, we had a change of control. For a combination of cash and notes, we issued capital stock representing approximately 81% of our capital stock then outstanding; a majority of our Board of Directors and our officers were replaced; our management team was reorganized; and a new Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer were hired. In the three months which followed our change of control, we spent considerable time and effort revising the budget process, making changes in departmental reporting responsibilities, drafting a marketing plan, and seeking ways to more efficiently operate the core business and conduct activities under the CRADA.

Prior to the change in control, our ability to continue our operations and meet our obligations, including those under the CRADA, was uncertain and was dependent upon our ongoing efforts to obtain funding as required. For the three years prior to our Investment Agreement with Accentia, we largely depended on short-term loans from shareholders to meet our cash needs. Following the Accentia investment, many of the shareholder loans were renegotiated and extended to long-term notes.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (continued):

Overview (continued):

With the Accentia Investment Agreement, we covered our short-term cash needs through fiscal year 2003, and put in place a long-term capital strategy which is dependent on the collection of the note receivable from Accentia. Our management believes that the Accentia note, which is payable $2.5 million on the first and second anniversaries of the agreement and $5.0 million on the third and fourth anniversaries of the agreement, will provide necessary funds to continue our basic operations for the foreseeable future. In addition to the Accentia note receivable, we anticipate additional financing to fully fund our CRADA activities, which we anticipate will be funded by Accentia. Our CRADA activities are to a significant degree, research and development and we have significant discretionary control over the timing and extent of these activities. If we fail to meet the requirements of the CRADA for minimum research and development activities our rights under the CRADA could be affected.

Historical developments:

The following describes the Company’s history before its acquisition by Accentia, Inc.

On July 31, 1999, we emerged from Chapter 11 Bankruptcy Reorganization with new management, officers and directors.

As of July 31, 1999, we adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Fresh-start reporting resulted in material changes to our balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business.

In September 2001 we entered into the CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to pay $530,000 quarterly to the NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED):

Current developments

In the fiscal year ended September 30, 2003, we incurred significant negative cash flows and operating losses. Prior to the Accentia investment agreement, our ongoing negative cash flow impacted our ability to conduct our business in a normal manner. We anticipate that for the fiscal year ended September 30, 2004, we will reduce, and potentially eliminate, losses from the operation of our core businesses of cell culture production, the National Cell Culture Center and equipment sales. However, on a company wide basis we expect negative cash flow to continue through and potentially beyond fiscal year 2004, due to increasing costs associated with our ongoing CRADA activities and related research, development and clinical trial activities. We anticipate further losses in fiscal 2004, which we anticipate will be funded by collection of Accentia promissory notes and additional borrowings as needed from Accentia. While management is confident that they will be able to reduce losses from the core businesses as well as obtain needed financing to fund CRADA activities, there can be no assurances in that regard.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED):

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In assessing the recoverability of our amounts recorded as goodwill, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, we may be required to record impairment charges for these assets.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially from those discussed herein, or implied by these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

RESULTS OF OPERATIONS

REVENUES. In fiscal year 2003, we had a decline in revenue from our cell culture production business. We believe that this decline was largely a result of our lack of adequate working capital to support normal operations and to effectively market our cell culture production services to existing and new customers. Our sales results were further impacted by work-force reductions and advance payment requirements imposed on customers. Following the investment by Accentia we began efforts to normalize our cell culture production activities and sales. Our total sales for the fiscal year ended September 30, 2003 were $8,256,000 or 27% lower than fiscal year 2002. Revenues from our National Cell Culture Center business segment were stable. Instruments and disposables sales decreased by 2%.

RESULTS OF OPERATIONS (continued)

GROSS MARGIN. The overall gross margin for the fiscal year ended September 30, 2003 increased to approximately 24% from 23%, due to changes in product mix.

OPERATING EXPENSES. Research and development expenses for fiscal year 2003 compared to fiscal year 2002 increased 15%, from $2,260,000 in 2002 to $2,591,000 in 2003, primarily due to increased activity and related spending for the CRADA. CRADA expenses for fiscal year ended September 30, 2003 amounted to $1,800,000 versus $1,520,000 in the prior fiscal year. Research and development expenses, associated primarily with the CRADA, are estimated to be approximately $3,000,000 in our budget for the fiscal year ended September 30, 2004. Marketing, general and administrative expenses during the fiscal year ended September 30, 2003 increased by $773,000 or 18% over fiscal year 2002 primarily due to non-recurring stock-based compensation transactions partially offset by the reduced staffing that took effect in January 2003. In the current year, we have budgeted $4.6 million for marketing, general & administrative, exclusive of stock-based compensation, reflecting the addition of new management personnel and reversion to a marketing-intensive sales plan.

We are also participating in a shared-resource concept for accounting, legal, human resources (including employee benefits), and Information Systems with other Accentia-owned companies in 2004, which allows for greater efficiency in each of these areas critical to management of the Company. While we are still in the process of full-implementation of these services, it is anticipated that savings over a non-shared resource plan will be in excess of $300,000 in the fiscal year ended September 30, 2004.

Stock-based compensation expense increased from $537,000 in 2002 to $1,104,000 in 2003 as a result of significant issuances and re-pricings in anticipation of an acquisition of a significant portion of the Company’s stock by Accentia.

OTHER EXPENSE, NET. Other income, net in 2002 includes $175,000 income from the sale of a trademark which was part of the LSL Biolafitte, Inc. sale in the third fiscal quarter. Other income in 2003 consists principally of $75,000 in lawsuit settlement proceeds collected. Interest expense increased 15% to $566,000 in 2003 principally due to $176,000 in non-recurring stock-based loan costs charged to interest expense in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant losses and cash flow deficits in previous years. Furthermore during fiscal year 2003 and 2002 we incurred losses of $6,055,000 and $4,200,000. During fiscal 2003 we met our cash requirements through the use of cash on hand, the sale of capital stock, largely to Accentia, and short-term borrowings, primarily from affiliates.

On September 30, 2003, we had a deficit in working capital of $239,000 compared to a deficit in working capital of $1,055,000 at September 30, 2002. Following the investment by Accentia in 2003, we paid past-due payables, including deferred salaries resulting from the work-force reduction in January 2003. During the year ended September 30, 2003 we used $3,205,000 in cash in operating activities, due primarily to accrued expenses and obligations, cash used in operations and cash used in research, development and CRADA activities.

During the years ended September 30, 2003 and September 30, 2002, we utilized $83,000 and $375,000 of cash for capital expenditures. Most of the current year expenditures were used to upgrade technology and equipment after the Accentia investment.

During fiscal year 2003 and through October 2003 we received $5 million from Accentia under the Investment Agreement as follows: (i), in June 2003 we received $2.5 million which we used to pay outstanding payables, deferred compensation, and other liabilities associated with expenses and obligations incurred prior to the acquisition; (ii) on September 16, 2003, we received $600,000 ( and we agreed to a 30-day extension of the due date of a $2.5 million promissory note due from Accentia ); and (iii) on October 17, 2003, we received $1.9 million. We are owed an additional $15 million under the Accentia Investment Agreement, evidenced by a promissory note, which is payable $2.5 million on the first and second anniversaries of the agreement and $5.0 million on the third and fourth anniversaries of the agreement

In 2001, we entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. This agreement commits us to substantial future cash outflows as follows: The terms of the CRADA, as amended, include, among other things, a requirement to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. We are obligated for aggregate payments under the CRADA of $12,190,000 over the remaining term of the agreement, $1,590,000 of which is payable over the next twelve months and the balance in quarterly installments through September 2009. Failure to remit payments would likely result in a unilateral termination of the CRADA and we would lose the rights to commercialize the results of its collaborative research. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will

LIQUIDITY AND CAPITAL RESOURCES (continued)

require us to fund significant expenditures, perhaps for several years, before revenues are realized, if ever. The CRADA expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated.

The CRADA granted us the contractual right to receive an exclusive license to all commercial uses of this therapeutic vaccine, which we anticipate will apply worldwide and be royalty-free. There can be no assurance that research under the CRADA will be successful or, if it is successful, that the Company will be able to negotiate a license on favorable terms. In addition, the Company may not be able to derive any revenue from a license for a number of years. We are currently negotiating to bring more of the actual CRADA in-house, in which case we plan to hire personnel who have worked directly on the vaccine project, but to date have been on the payroll of the NCI. In the event we are successful in doing so, our CRADA payments will be reduced, as those expenses (such as personnel) will be paid by us directly, as opposed to the quarterly payments to the NCI of $530,000.

In the fiscal year ended September 30, 2003, we incurred significant negative cash flow from operating losses which was increased by the payment of promissory notes and research and development activities largely in support of the CRADA. Prior to the Accentia investment agreement, our ongoing negative cash flow impacted our ability to continue as a going concern. We anticipate that for the fiscal year ended September 30, 2004, we will reduce and potentially eliminate, losses from the operation of our core businesses of cell culture production, the National Cell Culture Center and equipment sales. However, on a company wide basis we expect negative cash flow to continue through and potentially beyond fiscal year 2004, due to increasing costs associated with our ongoing CRADA activities and related research, development and clinical trial activities. We anticipate further losses in fiscal 2004.

Our ability to continue our present operations and meet our obligations under the CRADA, is dependent upon our ability to obtain significant funding in addition to our receipt of timely funding required under the Accentia Investment Agreement. Additional sources of such funding other than from Accentia have not been established; however, additional financing could be sought from a number of sources, including the sale of additional equity or debt securities, strategic collaborations or recognized research funding programs. Management is currently in the process of exploring various financing alternatives. We are considering the potential of listing our common stock, which currently does not publicly trade, on a public market or exchange. Our agreement with Accentia requires such a listing by June 16, 2004.

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

IMPACT OF FOREIGN SALES

A significant amount of our operating revenue has been and is expected to continue to be derived from export sales. Our export sales were 46% of total revenue for fiscal year ended September 30, 2003 and 2002. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

TAX LOSS CARRYFORWARDS

At September 30, 2003, we had substantial net operating loss carryforwards of which approximately $22,000,000 (expiring 2004 to 2020) will be available to offset future taxable income. Due to various changes in ownership of the Company, a significant portion of tax loss carryforwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income. Use of the Company’s net operating loss carryforwards may be further limited as a result of future equity transactions. The Company has fully offset deferred tax assets resulting from differences in accounting between income tax and financial statement treatment with a valuation allowance. These differences consist almost entirely of net operating loss carryforwards.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of September 30, 2003 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$5,734,000	$706,000	$3,631,000	$1,397,000	$—
Operating leases	751,000	332,000	419,000	—	—
Total contractual cash obligations	$6,485,000	$1,038,000	$4,050,000	$1,397,000	$—

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS (continued)

Recent accounting pronouncements:

During April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishments of Debt (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this standard currently has no financial reporting implications.

During April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishments of Debt (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this standard currently has no financial reporting implications.

During November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability under such agreements only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, Accounting for Contingencies. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002. The Company currently has no guarantees, contracts or indemnification agreements that would require accounting recognition under the new standard.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS (continued)

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim and annual periods beginning after December 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

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

ITEM 7. FINANCIAL STATEMENTS

Financial Statements: See “Index to Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Aidman, Piser & Company, PA (“Aidman Piser”) as our new independent accountants as of July 1, 2003, to replace Lazar Levine & Felix LLP (“Lazar Levine”). During the two fiscal years prior to this change (expressly including, but not limited to, the fiscal year ended September 30, 2002, which was the only fiscal year audited by Lazar Levine) and all subsequent interim periods through the termination of Lazar Levine, on July 1, 2003, we had not consulted with Aidman Piser regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided to us that Aidman Piser concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or any other item requiring disclosure by Item 304 (a) (1) (iv) of Regulation S-B.

Lazar Levine had become our independent auditors on March 28, 2002 when we changed independent accounting firms from Grant Thornton LLP. The reports of Lazar Levine on the financial statements for September 30, 2002 (the only fiscal year audited by Lazar Levine) contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to scope or accounting principles, except for a modification addressing the company’s ability to continue as a going concern. We had no disagreements with Lazar Levine on any matter of accounting principles, accounting practices, financial statement disclosure, or auditing scope or procedure. During the last two fiscal years (expressly including, but not limited to, the fiscal year ended September 30, 2002 which was the only fiscal year audited by Lazar Levine) and all subsequent interim periods through the termination of Lazar Levine, (expressly including, but not limited to, the interim period from March 28, 2002 through July 1, 2003), there were not any items requiring disclosure as defined in Regulation S-B Item 304 (a) (1) (iv).

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the

ITEM 8A. CONTROLS AND PROCEDURES (continued)

period covered by this report. We have adopted written standards for our chief executive officer and chief financial officer referred to as the Code of Ethics. The Code of Ethics is intended to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is being filed as an Exhibit to this Report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals are our directors and executive officers:

Name	Age	Position
Stephane Allard, M.D.	50	Chief Executive Officer, President and Director
James McNulty	52	Chief Financial Officer
Steve Arikian, M.D.	46	Non-Executive Chairman & Director
Dr. Francis E. O’Donnell, Jr.	53	Co Vice-Chairman & Director
Dr. Christopher Kyriakides	42	Co-Vice-Chairman & Director
Peter J. Pappas, Sr.	64	Director
Martin Baum	38	Director
Raphael Mannino, PhD	56	Director

Set forth below is biographical information regarding our directors, officers, and key employees:

Stephane Allard, M.D. Dr. Allard is our Chief Executive Officer, President, and a Director. He was formerly Vice President of Medical Affairs with Sanofi-Synthelabo, a six billion dollar global pharmaceutical company manufacturing and marketing of products such as Plavix, Ambien, Avapro, Hyalgan and Primacor and was responsible for a staff of 120 people. Dr. Allard has served as President of Synthelabo, Inc. and Director of Research and Development at Lorex Pharmaceuticals. At Synthelabo, Dr. Allard was responsible for the start up of Synthelabo, Inc. (USA). He was also key in establishing Phase I through IV clinical activities for products such as Ambien, Kerlone and Alfuzosin, and managed and led the liaison with the FDA and other government

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued)

DIRECTORS AND EXECUTIVE OFFICERS (continued)

agencies. Dr. Allard staffed and led the group’s 11 person New Jersey operation and the 40 person (Clinical, Biostatistics, and Data Management) Chicago office.

Dr. Allard served as European Clinical Director of Clinical Research from 1990 to 1993 for six divisions in Synthelabo (Paris), France, Director of Clinical Development from 1987 to 1990, and as Associate Director of Clinical Development from 1985 to 1987. From 1978 to 1985, Dr. Allard was Associate Medical Director and Medical Advisor at Wyeth a division of American Home Products. Dr. Allard received his medical doctorate from Rouen Medical College and has been awarded a Diplomate of CESAM (Certificate of Statistical Studies Applied to Medicine) Ph.D, as well as a Diplomate of Clinical Pharmacology and Pharmacokinetics (Pitie-Salpetriere Hosp.); Paris, France.

James A. McNulty, CPA, is our Chief Financial Officer (CFO). Additionally, Mr. McNulty serves as the CFO of Accentia, Inc., which is our parent. He further serves as CFO of Hopkins Capital Group, LLC a significant shareholder of Accentia, Inc. He previously served as CFO for Star Scientific (NASDAQ:STSI) and BioDelivery Sciences International (NASDAQ:BDSI). Mr. McNulty practiced public accounting from 1971 through 1997, as co-founder/partner in three Tampa firms, with clients in a broad range of industries, and he has extensive litigation support and expert testimony experience. His background in public and private accounting in both tax and audit brings to BioVest familiarity with GAAP accounting principles, SEC reporting requirements, Sarbanes Oxley compliance, including financial controls and the critical role of an independent audit committee, budget preparation and analyses, debt and equity financings. He is a graduate of University of South Florida, is a CPA in the State of Florida and a Certified Valuation Analyst. He co-authored “Business Golf, the art of building relationships on the links” (2nd edition 2001) with veteran sports announcer, Pat Summerall.

Steven R. Arikian, M.D. is our non-executive Chairman and a Director. Dr. Arikian is a director of Accentia, Inc. Further, he serves as the President and a director of The Analytica Group, Inc. which is a subsidiary of Accentia, Inc. He founded The Analytica Group, a global provider of research and communications services to the pharmaceutical and biotechnology industries in 1997. Dr. Arikian began providing pharmaceutical clients with Clinical and Outcomes Research services in 1988. Having held positions of increasing responsibility, he served as President of The Center for Health Outcomes and Economics at Bristol Myers Squibb for three years, where he supervised a staff of over 50 professionals responsible for development of global health outcomes research. He has designed and implemented research projects in the United States,

Canada, Latin America and Europe. Dr. Arikian holds a faculty appointment at the Columbia University Mailman School of Public Health. He has also held faculty appointments at the University of Toronto and the University of Kentucky. He is widely published in the peer-reviewed literature and has been a frequent speaker at industry

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued):

DIRECTORS AND EXECUTIVE OFFICERS (continued):

and trade group sponsored meetings on topics including Formulary Management, Pharmaceutical Pricing, Multi-National Health Economic Studies, and Pharmacoepidemiology. Today Dr. Arikian devotes his time to overseeing Accentia’s pharma-services and development companies, including AccentRx, a specialty pharmacy dedicated to chronic disease management, as well as Biovest and The Analytica Group.

Francis E. O’Donnell, Jr., M.D. is our Co Vice-Chairman (non-executive) and Director. Dr. O’Donnell is the non-executive Chairman, Chief Executive Officer (CEO) and a director of Accentia, Inc. He is also the CEO, President, Chairman and a Director of BioDelivery Science International, Inc. Dr. O’Donnell serves as managing director of The Hopkins Capital Group, an affiliation of limited liability companies which engage in business development and venture activities. Included in companies in which The Hopkins Capital Group are significant stockholders are Accentia, Inc., Biodelivery Sciences International, Inc., Star Scientific Inc. and Laser Sight, Inc. Dr. O’Donnell has served as Chairman of Laser Sight Inc. (LASE) a publicly traded manufacturer of advanced refractive laser systems since 1993 which is currently reorganizing under Chapter 11 of the Bankruptcy Code. He is co-founder of RetinaPharma Technologies, Inc. which includes Tatton Technologies, LLC and is a co-founder of Biotech Specialty Partners, LLC an alliance of specialty pharmacy and biotechnology companies...

Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received his specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St Louis University School of Medicine. He is the Founder and Managing Partner, The Hopkins Capital Group, LLC (HCG), a leading biotech investment/business development company. The HCG specializes in early-stage investments in disruptive innovations in healthcare. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and he has been awarded 34 US Patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University and The Health Careers Foundation.

Dr. Christopher Kyriakides, M.D. is our Co Vice-Chairman (non-executive) and Director. Dr. Kyriakides was our Chairman from July 31, 1999 through June 2003, when we closed our Investment Agreement with Accentia, Inc., and was our Chief Executive Officer from September 20, 1999 until June 2003. For the last six years, Dr. Kyriakides has also served as President and Medical Director of Sports Medicine and Orthopaedic Rehabilitation, P.C., a private enterprise of which he is a founder.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued)

DIRECTORS AND EXECUTIVE OFFICERS (continued)

Peter J. Pappas, Sr., our Director, is the President and CEO of P.J. Mechanical Corp., a major air conditioning contractor in the New York City metropolitan area. In addition to his vast experience in construction for the past forty years, Mr. Pappas is a prime real estate developer and investor around the country. He attended NYU as a business administration major. A noted philanthropist, Mr. Pappas is an Archon of the Greek Orthodox Church. He serves the Archdiocesan National Council and as trustee of the privileged Leadership 100 Endowment trust. He is a board member of the Western Policy Center in Washington, D.C, a member of the Board of The Cyprus/American Chamber of Commerce, and the National Chairman of the Cyprus Children’s Fund, a sponsorship program and scholarship award endowment. Mr. Pappas has been a Director of BioVest since February 2003.

Martin G. Baum, our Director, is also a director of Accentia, Inc. He is the President and Chief Executive Officer of TEAMM Pharmaceuticals, Inc., a subsidiary of Accentia, inc. Mr. Baum founded TEAMM based on his most recent success at DJ Pharmaceuticals, Inc., a specialty pharmaceutical company. At DJ Pharmaceuticals, he was instrumental in achieving net revenue in excess of $50 million as well as profitability within two years. The company was sold to Biovail Corporation in October 2000, for $212 million, enabling equity investors to realize annual IRR’s in excess of 135%. Mr. Baum’s prior experience includes branded, generic, delivery technology, international and specialty pharmaceutical markets with companies such as Marion Merrell Dow, Glaxo Wellcome and SkyePharma PLC.

Raphael Mannino, PhD, our Director, has been the Executive Vice President and Chief Scientific Officer of BioDelivery Sciences International, Inc. since October 2000, and a director since October 2001. Dr. Mannino has served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BioDelivery Sciences International since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor, at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued)

KEY EMPLOYEES.

We have the following employees whom we believe are significant to our business:

Mark Hirschel, Ph.D. has headed-up our science and technology departments since September 2001. From August 1999 until September 2001, he was our Senior Vice President. Dr. Hirschel has served as the Principal Investigator of the National Cell Culture Center and is a recognized leader in cell culture production. Dr.Hirschel has authored numerous scientific publications and has received several grants and served on several NIH committees. Dr. Hirschel holds a BA in biology from Southwest State University (MN), an MS in Animal Physiology, and a Ph.D. in Reproductive Physiology from the University of Minnesota.

Richard Sakowicz has been at the helm of our operations since June 2003, overseeing our systems & services operations. Prior to joining us, Mr. Sakowicz served as a Director, President and CEO of Cellex Biosciences, a cell culture systems and services company and a predecessor company to BioVest. Mr. Sakowicz also served as Président and Directeur Général of LSL Biolaffite SA. in Saint Germain-en-Laye, France, a manufacturer of custom cell culture fermentation equipment to the pharmaceutical and biotech marketplace. Mr. Sakowicz has over 17 years of executive management experience in the biotechnology industry both domestic and international, managing startups, acquisitions and divestitures. Previously, Mr. Sakowicz was with Control Data, a computer systems and services company, in a variety of executive management positions in marketing, engineering and manufacturing.

Mr. Sakowicz is a graduate in electrical engineering from Purdue University, and the executive MSIA program at the Graduate School of Industrial Administration, Carnegie Mellon University.

Julian Casciano has led our sales and marketing efforts since June 16, 2003. Prior to joining us, Mr. Casciano Co-founded The Analytica Group, a Manhattan based biopharmaceutical consultancy that was purchased by Accentia, Inc. in April, 2001. He most recently held the position of senior marketing officer at Analytica. In this capacity he led a team responsible for business development, directed corporate sales and marketing efforts and working closely with key customers to develop core product solutions. Prior to co-founding Analytica, Mr. Casciano was in charge of global therapy economics at KPMG Peat Marwick, now Bearing Point. Mr. Casciano has over 11 years of experience in the Biopharmaceutical industry, working with small to large biotechnology organizations and large pharmaceutical companies. He has extensive experience in providing core marketing and sales solutions to biopharmaceutical customers. Mr. Casciano received a B.S., degree in economics and life sciences from Cornell University.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued)

KEY EMPLOYEES (continued)

James A. Wachholz joined us on Dec. 1, 2003 as our Chief Regulatory Officer. He brings more than 20 years of pharmaceutical industry experience, most recently as Executive Director Regulatory Affairs at Sepracor, Inc where he managed the regulatory strategy, NDA approval and commercialization of the company’s first proprietary product, Xopenex. Prior to that he held general management positions in regulatory affairs, compliance and quality assurance at a number of pharmaceutical companies including GD Searle, where he was Director Technical Operations and Compliance, the biopharmaceutical researcher Hybridon, and Baxter International. Mr. Wachholz holds degrees in biochemistry and business management with concentrations in marketing and finance.

BOARD OF DIRECTORS.

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

Our bylaws provide for us to indemnify our directors and officers to the extent permitted by law, with respect to actions taken by them on our behalf. Because of the prohibitive cost of acquiring directors’ and officers’ liability insurance and our recent reorganization, we have not purchased such insurance.

Our Board of Directors has not designated one of its members to serve as its financial expert. Further, our Board of Directors has not established an audit committee. At or before our next meeting of shareholders, we expect to expand our Board of Directors to have a number of independent directors including a financial expert as required by the Sarbanes-Oxley Act. Currently, the Board does not have an independent member who meets the financial expert qualifications of the Sarbanes-Oxley Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own 10% or more of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to identify any person subject to this requirement who failed to file any such report on a timely basis. Based upon our review of the reports it has received, we believe all filings required to be made by executive officers, directors and 10% stockholders under Section 16(a) during fiscal year 2003 have been filed with the Securities and Exchange Commission. However, the Form 3 filings of the following individuals were made later than required pursuant to the requirements of Section 16(a): Dr. Christopher Kyriakides, Othon Mourkakos, Peter J. Pappas, Sr., James McNulty, Dr. Stephane Allard, Samuel Duffey, Esquire, Dr. David DeFouw, Dr. Dennis Ryll, Thomas Belleau.

SUMMARY COMPENSATION TABLE*

Name and Principal Position	Fiscal Year	Salary ($)			Bonus ($)
Stephane Allard, MD Chief Executive Officer	2003 2002 2001		$81,667 — —	(4)		$60,000

James A. McNulty, CPA Chief Financial Officer	2003 2002 2001		$32,083 — —	(5)

Dr. Christopher Kyriakides Co-Vice Chairman & Director (10)	2003 2002 2001	$ $ $	220,385 330,000 305,000		$ $	1,000,000 600,000

Othon Mourkakos President, Secretary And COO (2)	2003 2002 2001	$ $ $	220,385 330,00 305,00		$ $	1,000,000 600,000

Thomas F. Belleau Chief Financial Officer	2003 2002 2001	$ $	61,750 94,000 120,000	(3) (3)	$ $	73,000 50,000

Mark Hirschel Chief Scientific Officer	2003 2002 2001		$175,000 175,000

(1)	Dr. Kyriakides was appointed Chairman of the Board on July 31, 1999 and was appointed Chief Executive Officer of our company on September 20, 1999. He resigned with the change of control on June 16, 2003.
(2)	On September 20, 1999, Mr. Mourkakos was appointed as our President and Chief Operating Officer.

(3)	Mr. Belleau served as Chief Financial Officer on a part-time basis since March 2002. He resigned in the change of control on June 16, 2003.
(4)	Dr. Allard became Chief Executive Officer on June 16, 2003.
(5)	James A. McNulty became Chief Financial Officer on June 16, 2003.

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) reimbursement of expenses, (ii) five hundred dollars for each Board meeting attended in person, (iii) an annual grant of options to purchase shares of common stock at 100% of market value: 20,000 option shares for Board membership, 5,000 option shares for serving on a committee of the Board and 5,000 option shares for chairing any committee of the Board.

Option Grants During Year Ended September 30, 2003

		Individual Grants
Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Stephane Allard	2,000,000	44.3%	$.25	6/16/10	n/a	n/a
Peter Pappas	1,000,000	22.2%	$.375	6/16/13

Potential Realizable Value at Assumed Annual Rates

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name Principal Position	Shares Acquired On Exercisable (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options SARs at Fiscal Year-End (#) Excercisable Unexercisable	Value of Unexcercised Unexcercisable In-the-Money Options SARs at Fiscal Year-End ($) Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)
Christopher Kyriakides, director	—	—	2,600,000
Peter J. Pappas, Sr., director	—	—	2,736,000
Stephane Allard, President & CEO	—	—	2,000,000

Employment Agreements

All directors and officers have executed confidentiality and non-compete agreements with us. We have entered into employment agreements with Dr. Stephane Allard, our Director, CEO and President, and with James McNulty, CPA, our Chief Financial Officer and Secretary.

Dr. Allard’s Agreement, effective June 16, 2003, has a three-year term with a three-year renewal and provides for a base salary of $280,000 annually, signing bonus of $60,000, annual bonus of up to fifty percent (50%) of his base salary at the discretion of the Board of Directors based upon achievement of defined goals, and the grant of options to purchase up to 2,000,000 shares of our common stock.

Mr. McNulty’s Agreement, effective November 1, 2003, has a three-year term and provides for an initial base salary of $110,000 annually, annual bonus of up to fifty percent (50%) of his base salary at the discretion of the Board of Directors based upon achievement of defined goals, and the grant of options to purchase up to 500,000 shares of our common stock.

These employment agreements, along with those entered into with certain key employees, are attached as Exhibits hereto (10.36 – 10.41, EX-3 – EX-8).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of common stock owned as of September 30, 2002 by (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole vesting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Reporting Structure	Aggregate Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)
Stephane Allard	President, Chief Executive Officer	1,000,000		2.16%
Christopher Kyriakides 63 Suffolk Lane Tenafly, NJ 07670	Vice Chairman, Director, 5% Stockholder	4,280,883		9.26%
Peter J. Pappas, Sr. 135 W. 18th Street Second Floor New York, NY 10011	Director, 5% Stockholder	6,386,667		13.82%
James A. McNulty (5)	Chief Financial Officer, Director	250,000		0.54%
Accentia, Inc. (3)		35,912,923		77.70%
Hopkins Capital Group, LLC	Controlling shareholder of Parent		(4)	(4)
MOAB Investments, LP	Controlling shareholder of Parent		(4)	(4)
Francis E. O’Donnell, Jr.	Chairman, Director, 5% Stockholder of Parent		(6)	(6)
Dennis Ryll	Director, 5% Stockholder of Parent		(7)	(7)
Steven Arikian	Director		(8)	(8)
Martin Baum	Director		(9)	(9)
Samuel S. Duffey	Director		(10)	(10)
Raphael Mannino	Director	0		0.00%
All officers and directors as a group		11,917,550		25.80%

(1)	Unless otherwise indicated, the address of each person listed is 5310 Cypress Center Drive, Suite 101, Tampa, FL 33609.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants and options and the conversion of convertible securities. Except as otherwise reflected, each beneficial owner’s percentage ownership is determined by assuming that options, warrants, and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date of this filing have been exercised or converted. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)	Calculated on the basis of 46,218,619 shares of stock outstanding as of September 30, 2003. This total number of shares outstanding does not reflect the conversion of preferred stock held by Accentia to arrive at 61% ownership of the Company.
(4)	Hopkins Capital Group, LLC and MOAB Investments, LP individually own more than 10% of the outstanding stock of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. Hopkins Capital Group, LLC and MOAB Investments, LP are therefore reflected as indirect owners of the Company.
(5)	In addition to serving as a Director of the Company, Mr. McNulty also serves as a Director of Accentia, Inc. which is the record owner of 35,912,923 shares of the Company. In the forgoing Table, ownership of Mr. McNulty includes the following: (i) 500,000 options to purchase shares of the Company’s common stock, of which 250,000 are currently exercisable. In addition, Mr. McNulty has ownership interests in Accentia, Inc. as follows: (i) 500,000 options to purchase common stock of Accentia, Inc., of which 250,000 are currently exercisable.
(6)	In addition to serving as Chairman of the Board of Directors of the Company, Dr. O’Donnell also serves as Chairman of the Board of Directors of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. Dr. O’Donnell is the Manager of Hopkins Capital Group, LLC, which has ownership interests in Accentia, Inc. as follows: (i) 4,701,000 shares of common stock; (ii) 5,415,495 shares of preferred stock; (iii) 10,000 options to purchase shares of preferred stock.
(7)	In addition to serving as a Director of the Company, Dr. Ryll also serves as a Director of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. Dr. Ryll is the Vice President of MOAB Management Co., Inc., which is a general partner of MOAB Investments, LP, which, in turn, has ownership interests in Accentia, Inc. as follows: (i) 4,700,000 shares of common stock; (ii) 5,365,495 shares of preferred stock.
(8)	In addition to serving as a Director of the Company, Dr. Arikian also serves as a Director of Accentia, Inc, which is the record owner of 35,912,923 shares of the Company. Dr. Arikian has ownership interests in Accentia, Inc. as follows: (i) 3,916,017 shares of preferred stock.
(9)	In addition to serving as a Director of the Company, Mr. Baum also serves as a Director of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. Mr. Baum has ownership interests in Accentia, Inc as follows: (i) 2,398,770 shares of preferred stock; (ii) 554,802 options to purchase preferred stock.
(10)	Mr. Duffey serves as Director of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. Mr. Duffey has ownership interests in the Company as follows: (i) 500,000 options to purchase common stock, of which 250,000 are currently exercisable. In addition, Mr. Duffey has ownership interests in Accentia, Inc. as follows: (i) 500,000 options to purchase common stock, of which 250,000 are currently exercisable.

(3)	Calculated on the basis of 52,240,505 shares outstanding as of September 30, 2003. This total number of shares outstanding assumes that the 8,021,886 shares of preferred stock owned by Accentia have been converted into 16,043,772 shares of common stock.
(4)	Accentia, Inc. owns 43,934,809 shares of the Company (assuming the 8,021,886 shares of preferred stock owned by Accentia, Inc. are converted to 16,043,772 shares of common stock.)
(5)	Hopkins Capital Group, LLC owns more than 10% of the outstanding stock of Accentia, Inc Hopkins Capital Group, LLC is therefore reflected as an indirect owner of the Company. Also, MOAB Investments, LP owns more than 10% of the outstanding stock of Accentia, Inc. MOAB Investments, LP is therefore reflected as an indirect owner of the Company.
(6)	In addition to serving as a Director of the Company, Mr. McNulty also serves as a Director of Accentia, Inc. Mr. McNulty’s direct ownership is 500,000 options to purchase shares of the Company’s common stock, of which 250,000 are currently exercisable
(7)	In addition to serving as Chairman of the Board of Directors of the Company, Dr. O’Donnell also serves as Chairman of the Board of Directors of Accentia, Inc. Dr. O’Donnell is the Manager of Hopkins Capital Group, LLC, which owns more than 10% of the outstanding stock of Accentia, Inc.
(8)	In addition to serving as a Director of the Company, Dr. Ryll also serves as a Director of Accentia, Inc. Dr. Ryll is the Vice President of MOAB Management Co., Inc., which is a general partner of MOAB Investments, LP, which, in turn, owns more than 10% of the outstanding stock of Accentia, Inc
(9)	In addition to serving as a Director of the Company, Dr. Arikian also serves as a Director of Accentia, Inc.
(10)	In addition to serving as a Director of the Company, Mr. Baum also serves as a Director of Accentia, Inc., Mr. Duffey serves as Director of Accentia, Inc Mr. Duffey’s direct ownership interests in the Company is 500,000 options to purchase common stock, of which 250,000 are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2002, as part of our search for investment financing, we cancelled all written employment agreements and implemented a voluntary partial salary deferment. Following the Investment Agreement with Accentia in June 2003, salaries were reinstated and deferred salary paid.

In January 2003, we negotiated a financing arrangement with one of our directors who was also a significant shareholder, Mr. Peter J. Pappas, Sr. Under this arrangement,

we agreed to issue fully paid shares of our common stock to Mr. Pappas at the rate of 0.6667 shares for every dollar received by us in the form of loans arranged by Mr. Pappas prior to April 1, 2003 to support our short-term financial requirements. Mr. Pappas facilitated $710,000 in loans under this arrangement and we issued 473,333 shares of our common stock to Mr. Pappas. $460,000 of the loans arranged by Mr. Pappas were direct loans from Mr. Pappas to us for which he also received warrants to purchase 360,000 shares of our common stock at a purchase price of $0.50 per share and the right to convert such loans to additional shares of our common stock at $0.50 per share, representing a potential to acquire an additional 920,000 shares of our common stock which was subject to increase by accrued interest. The remaining $250,000 in loans facilitated by Mr. Pappas under this arrangement were made by Mr. Angelo Tsakopoulos, who was not one of our officers or directors. Mr. Tsakopoulos received the same loan terms as Mr. Pappas.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued)

In June 2003, convertible loan arrangements entered into since 2001 including the loan arrangements with Mr. Pappas and Mr. Tsakopoulos, discussed above, were modified as discussed below: (i) the maturity dates were extended to June 16, 2006, (ii) first security interests were granted in specified assets, (iii) interest was set at 7% per annum to accrue to maturity, (iv) at the discretion of the Holder, the notes were granted conversion rights into shares of our Parent Corporation in accordance with a formula or, in the alternative, into shares of our common stock at a conversion price of $.50 per share.

Additionally, certain options and warrants, including those granted as part of loan arrangements, were modified as follows: (a) 200,000 warrants previously issued to Peter J. Pappas Sr. were re-priced from $0.50 to $0.25 and (b) 100,000 warrants previously issued to Angelo Tsakopoulos were re-priced from $0.50 to $0.25, (c) 2.6 million options previously issued to Mr. Othon Mourkakos, a former officer/director who resigned on June 16, 2003, were converted to an equal number of warrants, with exercise price of 1.3 million warrants reduced to $0.25 and the balance reduced to $0.50, (d) 2.6 million options previously issued to Dr. Christopher Kyriakides, who resigned as our CEO and Chairman on June 16, 2003, and who continues as our Co-Vice Chairman and a Director were converted to an equal number of warrants, with the exercise price of 1.3 million warrants reduced to $0.25 and the balance reduced to $0.50, (e) 200,000 warrants previously issued to Andrews Alexander Wise & Co., an investment banking firm which assisted in obtaining bridge financing were re-priced from $1.50 & $1.25 to $0.50 and $0.25, respectively, (f) 375,000 options previously issued to Dr. David DeFouw, a former director who resigned on June 16, 2003, were terminated and replaced with warrants to purchase an equal number of shares at an exercise price of $0.50, and (g) 100,000 options previously issued to Mr. Thomas Belleau, a former officer who resigned on June 16, 2003 were terminated and replaced with an equal number of warrants with an exercise price of $0.50. All of the aforementioned warrants are exercisable as of September 30, 2003 and have a term of 5 years.

In April 2003, we executed a Termination Compensation Agreement with George Constantin, our former CEO who resigned on April 24, 2003, pursuant to which Mr. Constantin is entitled to receive 36,000 shares of our common stock along with salary payments of $39,000.

Additionally, on June 16, 2003, we granted certain options for the purchase of shares of our common shares as follows: (a) 100,000 options were granted to David Moser, our Director of Legal Affairs at an exercise price of $0.50 per share, exercisable in accordance with our 2000 Stock Option Plan, and (b) 500,000 options granted to Peter J. Pappas Sr., a director at an exercise price of $0.50 per share, and an additional 500,000 shares were granted at an exercise price of $0.25 per share. All options are exercisable in accordance with the Company’s 2000 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued)

In connection with Employment Agreements executed with certain of our employees, we granted options for the purchase of shares of our common shares as follows:

a) Dr. Stephane Allard, our CEO, President and Director was granted 2,000,000 options at an exercise price of $.50 per share, with 1,000,000 options exercisable as of June 16, 2003, with the balance exercisable over the next two years;

(b) Julian Casciano, our Chief Marketing Officer, was granted 400,000 options at an exercise price of $.50 per share, exercisable in 4 equal installments at six month intervals after June 16, 2003;

(c) Subsequent to September 30, 2003, James McNulty, CPA, our CFO, was granted 500,000 options at an exercise price of $.50 per share, with 250,000 exercisable immediately and the balance exercisable over the next three years;

(d) Subsequent to September 30, 2003, Samuel Duffey, Esq., our General Counsel, was granted 500,000 options at an exercise price of $.50 per share, with 250,000 exercisable immediately and the balance exercisable over the next three years;

(e) Subsequent to September 30, 2003, James Wachholz, our Chief Regulatory Officer, was granted 150,000 options at an exercise price of $.50 per share, and exercisable over a three-year period;

In June 2003, we issued the following secured convertible promissory notes to related parties:

(a)	We issued a secured promissory note to Othon Mourkakos, who resigned as our President and COO on June 16, 2003, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

(b)	We issued a secured promissory note to Dr. Christopher Kyriakides, who resigned as our Chairman and CEO on June 16, 2003 and remains our co-Vice Chairman and Director, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued):

(c)	We issued a secured promissory note to Morrison, Cohen, Singer & Weinstein, LLP, our outside counsel, in the principal amount of $886,000 dated June 16, 2003 in consideration of legal services rendered to us, with the following terms: (i) all principal and interest shall be paid in the following manner:

•	$185,000 on June 16, 2003 without any interest having accrued;

•	$150,000 on September 10, 2003;

•	$ 50,000 on June 10, 2004;

•	$ 50,000 on June10, 2005; and

•	$451,000 on June 10, 2006

(ii) the convertible note shall earn interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of Biovest common stock at a conversion price of $.25 per share.

On April 10, 2003 we entered into an Investment Agreement with Accentia (this agreement is reported in Item 1 of Form 8-K filed on April 29, 2003). The Investment Agreement closed on June 16, 2003 subject to an escrow agreement (details of this closing are reported on Form 8-K filed on June 23, 2003). At closing, Accentia appointed five of the seven members of our board of directors. Additionally, on September 19, 2003, we entered into an Amended and Restated Amendment to Escrow Agreement which extended Accentia’s payment obligation under the escrow agreement. All required payments were timely made as extended and the Amended and Restated Amendment to Escrow Agreement was satisfied and terminated. As a result, Accentia owns approximately eighty-one per cent of our capital stock and we are owed fifteen million dollars by Accentia pursuant to a non interest bearing, unsecured promissory note payable: 2.5 million dollars on June 16, 2004; 2.5 million dollars on June 16, 2005; five million dollars on June 16, 2006 and five million dollars on June 16, 2007.

We use administrative, human resource, and accounting facilities and personnel maintained by our Parent Corporation principally at 5310 Cypress Center Drive #101, Tampa, FL 33609. For the year ended September 30, 2003, these costs were nominal.

We use other services provided by our Parent Corporation and its subsidiaries. We anticipate continuing to use these services at increasing levels as required. Over the last fiscal year, these services have included nominal consulting services by The Analytica Group, Inc. with regard to product position, pricing and other matters regarding our cell culture production services and instruments and our vaccine. Further, we received nominal consulting services from TEAMM Pharmaceuticals, Inc. regarding our vaccine. During the year ending September 30, 2003, we did not make any payments to our Parent Corporation or its subsidiaries for any services, exclusive of administrative, human resource and accounting services provided by our Parent Corporation, which costs were nominal as discussed above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued):

We have agreed in principal to use certain consultative and support services to be provided by Pharmaceutical Product Development, Inc. (NASDAQ: PPDI). PPDI is a nationally recognized contract research organization with experience in supporting and facilitating clinical trials and governmental approvals for new drugs and therapies. We anticipate paying PPDI their normal fee for any services provided to us. PPDI is in the process of potentially purchasing preferred stock from our Parent Corporation, which would result in representation on it’s board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III,(3)

10.5	Biovest International, Inc. 2000 Stock Option Plan. (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement Dated April 24, 2003 with George Constantin (EX-1)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to Biovest International, Inc. (6)

10.12	Promissory Note in principal amount of $15,000 payable to Biovest International, Inc. (6)

10.13	Promissory Note to Othon Lourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors

Othon Mourkakos (6)

David DeFouw, PhD (6)

George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (EX-2)

10.37	Employment Agreement with Dr. Stephane Allard (EX-3)

10.38	Employment Agreement with James McNulty, CPA (EX-4)

10.39	Employment Agreement with James Wachholz (EX-5)

10.40	Employment Agreement with Richard Sakowicz (EX-6)

10.41	Employment Agreement with Samuel Duffey, Esq. (EX-7)

10.42	Employment Agreement with Julian Casciano (EX-8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, which was filed on August 20, 2001.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003
(10)	Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Reports on Form 8-K

Current Report on Form 8-K dated July 7, 2000

Current Report on Form 8-K dated April 29, 2003

Current Report on Form 8-K dated June 23, 2003

Current Report on Form 8-K dated July 7, 2003

Current Report on Form 8-K dated September 22, 2003

Current Report on Form 8-K dated November 1, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, Inc.

Date: January 12, 2004

By:	/s/ Dr. Stephane Allard
Dr. Stephane Allard
Chief Executive Officer, President and Director

By:	/s/ James McNulty
James McNulty
Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

Signature	Title	Date
/s/ Dr. Stephane Allard Dr. Stephane Allard	President, CEO and Director	1/14/04

/s/ Dr. Steve Arikian	Chairman and Director	1/14/04

/s/ Dr. Christopher Kyriakides Dr. Christopher Kyriakides	Co Vice-Chairman And Director	1/14/04

/s/ Dr. Francis O’Donnell Dr. Francis O’Donnell	Co Vice-Chairman and Director	1/14/04

/s/ Martin Baum Martin Baum	Director	1/14/04

/s/ Dr. Raphael Mannino Dr. Raphael Mannino	Director	1/14/04

/s/ Peter J. Pappas Sr. Peter J. Pappas Sr.	Director	1/14/04

INDEX TO FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

BioVest International, Inc.

We have audited the accompanying balance sheet of BioVest International, Inc. (The Company) as of September 30, 2003 and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioVest International, Inc. as of September 30, 2003 and its results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred significant losses and used cash in operating activities during the year ended September 30, 2003, and had a deficit in working capital at September 30, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida

December 3, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

BioVest International, Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of BioVest International, Inc. for the year ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BioVest International, Inc. for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred significant losses and used cash in operating activities during the year ended September 30, 2002, and had a deficit in working capital at September 30, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lazar Levine & Felix, LLP

New York, New York

November 22, 2002

BIOVEST INTERNATIONAL, INC.

BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS
Current assets:
Cash	$538,000
Accounts receivable, net of $40,000 allowance for doubtful accounts	980,000
Costs and estimated earnings in excess of billings on uncompleted contracts	24,000
Inventories	533,000
Prepaid expenses and other current assets	291,000

Total current assets	2,366,000
Property and equipment, net	952,000
Other assets:
Inventories	273,000
Patents and trademarks, net	636,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000

$6,358,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$706,000
Accounts payable	237,000
Customer deposits	95,000
Accrued liabilities:
Compensation and related taxes	720,000
Other	667,000
Billings in excess of costs and estimated earnings on uncompleted contracts	180,000

Total current liabilities	2,605,000
Long-term debt, less current maturities:
Related party	1,310,000
Non-related party	3,718,000

Total liabilities	7,633,000

Commitments and contingencies (Note 11)	—

Shareholders’ deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 8,021,886 issued and outstanding	80,000
Common stock, $.01 par value, 50,000,000 shares authorized; 38,160,733 shares issued and outstanding	382,000
Additional paid-in capital	33,581,000
Accumulated deficit	(18,168,000)
Stock subscription receivable	(17,150,000)

Total shareholders’ deficit	(1,275,000)

$6,358,000

See notes to financial statements.

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
Revenues:
Cell culture products and services	$2,192,000	$5,292,000
National cell culture center	1,255,000	1,286,000
Instruments and disposables	4,809,000	4,701,000

Total revenues	8,256,000	11,279,000

Operating costs and expenses:
Cost of sales	6,283,000	8,691,000
Research and development	2,591,000	2,260,000
Marketing, general and administrative	4,939,000	4,166,000

Total operating costs and expenses	13,813,000	15,117,000

Loss from operations	(5,557,000)	(3,838,000)
Other income (expense):
Interest expense	(566,000)	(491,000)
Other income, net	68,000	129,000

	(498,000)	(362,000)

Net loss	$(6,055,000)	$(4,200,000)

Net loss per common share:
Basic	$(0.33)	$(0.43)

Diluted	$(0.33)	$(0.43)

Weighted average common shares outstanding:
Basic	18,228,475	9,684,892

Diluted	18,228,475	9,684,892

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(6,055,000)	$(4,200,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	236,000	208,000
Amortization	121,000	249,000
Issuance of common stock, options and warrants for services	1,280,000	790,000
Gain on sale of subsidiary assets	—	(321,000)
Amortization of discounts debt	54,000	247,000
Loss on disposal of property and equipment	29,000
Change in cash resulting from changes in:
Accounts receivable	312,000	299,000
Costs and estimated earnings in excess of billings on uncompleted contracts	4,000	560,000
Inventories	541,000	732,000
Other	15,000	298,000
Accounts payable and accrued liabilities	447,000	540,000
Customer deposits	(82,000)	131,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(107,000)	170,000

Net cash flows from operating activities	(3,205,000)	(297,000)

Cash flows from investing activities:
Proceeds from disposal of equipment	14,000	—
Purchases of property and equipment	(83,000)	(375,000)

Net cash flows from investing activities	(69,000)	(375,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(184,000)	(614,000)
Proceeds from notes payable and long-term debt	760,000	1,250,000
Net proceeds from sale of common stock and warrants	3,100,000	500,000
Stock issuance costs	(358,000)	30,000

Net cash flows from financing activities	3,318,000	1,166,000

Net change in cash	44,000	494,000
Cash at beginning of year	494,000	—

Cash at end of year	$538,000	$494,000

Cash paid for interest during the year	$487,000	$45,000

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Non-cash investing and financing activities

During the year ended September 30, 2003, the Company:

•	Converted $1,310,000 in accrued executive compensation into long-term debt.

•	Converted $700,000 in accrued legal expenses into long-term debt.

•	Financed $136,000 in insurance premiums.

•	Received a stock subscription receivable of $17,500,000 in connection with the sale of the Company’s common and preferred stock.

•	Incurred $148,000 associated with a beneficial conversion feature.

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED SEPTEMBER 30, 2002 AND 2003

	Preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at October 1, 2001	—	$—	9,619,696	$96,000	$11,840,000	$(7,913,000)	$(250,000)	$3,773,000
Net proceeds from sale of common stock and warrants	—	—	166,667	2,000	498,000	—	—	500,000
Stock issued for services rendered	—	—	30,000	—	73,000	—	—	73,000
Stock warrants issued in repricing of equity	—	—	—	—	66,000	—	—	66,000
Stock warrants issued for services rendered	—	—	—	—	168,000	—	—	168,000
Stock warrants issued with notes payable	—	—	—	—	230,000	—	—	230,000
Net loss for the year	—	—	—	—	—	(4,200,000)	—	(4,200,000)

Balance at September 30, 2002	—	—	9,816,363	98,000	12,875,000	(12,113,000)	(250,000)	610,000
Proceeds from sale of stock in connection with investment agreement	8,021,886	80,000	27,891,037	279,000	19,641,000	—	(17,500,000)	2,500,000
Stock warrants issued in connection with investment agreement	—	—	—	—	986,000	—	—	986,000
Stock issuance costs	—	—	—	—	(358,000)	—	—	(358,000)
Beneficial conversion feature	—	—	—	—	148,000	—	—	148,000
Stock warrants issued in connection with issuance of notes payable	—	—	—	—	65,000	—	—	65,000
Stock options issued for services rendered	—	—	—	—	160,000	—	—	160,000
Stock issued for services rendered	—	—	473,333	5,000	124,000	—	—	129,000
Reversal of previous stock grant	—	—	(20,000)	—	(60,000)	—	—	(60,000)
Collection on stock subscription	—	—	—	—	—	—	600,000	600,000
Net loss for the year	—	—	—	—	—	(6,055,000)	—	(6,055,000)

Balances at September 30, 2003	8,021,886	$80,000	38,160,733	$382,000	$33,581,000	$(18,168,000)	$(17,150,000)	$(1,275,000)

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	Nature of business and summary of significant accounting policies:

Nature of business:

BioVest International, Inc. (the “Company” or “BioVest”) is a biotechnology company focused on production and contract manufacturing of biologic drugs and products from small through commercial scale. It has historically developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. While continuing this business, management has chosen to re-orient the Company’s focus, assets and operations to increase contract cell production and biologic drug development and ownership. The Company’s first drug product, a personalized vaccine for the most common and fastest-growing form of hematologic cancer, known as B-cell Non-Hodgkin’s lymphoma, is currently in a Phase III FDA-approved pivotal licensing trial.

Summary of significant accounting policies:

Inventories:

Inventories are recorded at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method.

Property and equipment:

Property and equipment are recorded at cost. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years.

Patents and trademarks:

Costs incurred in relation to patent applications are capitalized as deferred patent costs. If and when a patent is issued, the related patent application costs are transferred to the patent account and amortized over the estimated useful life of the patent. If it is determined that a patent will not be issued, the related patent application costs are charged to expense at the time such determination is made.

Patent and trademark costs are recorded at historical cost. Patent and trademark costs are being amortized using the straight-line method over their estimated useful lives of six years for patents and twenty years for trademarks. Accumulated amortization was $506,000 at September 30, 2003.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	Nature of business and summary of significant accounting policies (continued):

Patents and trademarks (continued):

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2004	$121,000
2005	83,000
2006	30,000
2007	30,000
2008	30,000
thereafter	342,000

$636,000

Goodwill:

As of the first fiscal quarter in 2003, the Company adopted SFAS 142 under which amortization of goodwill is no longer permitted. Intangible assets such as goodwill are to be tested for impairment annually and whenever there is an impairment indicator. No impairment losses have resulted from such testing. The Company recognized amortization of $127,000 in the year ended September 30, 2002 (included in general and administrative expense), which amounted to $.01 loss per share. Subsequent thereto, as discussed above, amortization ceased.

Transition disclosure:

	2003	2002
Net loss as reported:	($6,055,000)	($4,200,000)
Amortization recorded	—	127,000

Net loss, exclusive of amortization	($6,055,000)	($4,073,000)

Adjusted net loss per share	($.33)	($.42)

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets other than goodwill are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog and expectations of undiscounted future cash flows, and, as in the case for the current year, might include an external valuation. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	Nature of business and summary of significant accounting policies (continued):

Financial instruments:

Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and convertible debentures. As of September 30, 2003, the fair values of these instruments, except as to the convertible debentures, approximated their respective carrying values. The carrying value of the Company’s convertible debentures of $5,036,000 as of September 30, 2003 reflect discounts associated with beneficial conversion features, more fully discussed in Note 6. The fair value of the convertible debentures is estimated by management to be $5,168,000 (their face value) in consideration of the terms and interest rates applicable to the indebtedness.

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company.

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. General and administrative costs are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

Research and development expenses:

The Company expenses research and development expenditures as incurred. In the fiscal years ended September 30, 2003 and 2002 the Company incurred total research and development expenses of $2,591,000 and $2,260,000, respectively. Expenses for the CRADA (See Note 12) amounted to $1,830,000 and $1,547,000, respectively.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	Nature of business and summary of significant accounting policies (continued):

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of sales in the accompanying statements of operations.

Advertising:

The Company expenses the costs of advertising as they are incurred. Advertising expense was approximately $62,000 for each of the years ended September 30, 2003 and 2002.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) for non-employee stock based compensation, which establishes a fair value based method of accounting for such stock-based compensation. However, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 whereby compensation expense is only recorded to the extent that the fair value of the underlying stock exceeds the stock option price at the date of grant.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	Nature of business and summary of significant accounting policies (continued):

Stock-based compensation (continued):

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, accounting for stock-based compensation – transition and disclosure.

	2003	2002
Net loss, as reported	$(6,055,000)	$(4,200,000)
Stock-based compensation, as reported	$1,280,000	$790,000
Stock-based compensation under fair value method	$1,650,000	$1,406,000
Pro-forma net loss under fair value method	$(6,425,000)	$(4,816,000)
Basic net loss per share, as reported	$(0.33)	$(0.43)
Pro-forma net loss per share under fair value method	$(0.35)	$(0.50)

Recent accounting pronouncements:

During April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishments of Debt (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this standard currently has no financial reporting implications.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	Nature of business and summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

During November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability under such agreements only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, Accounting for Contingencies. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002. The Company currently has no guarantees, contracts or indemnification agreements that would require accounting recognition under the new standard.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim and annual periods beginning after December 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

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

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	Nature of business and summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not anticipated to have any significant financial reporting implication to the Company.

Net loss per common share

The Company had net losses for all periods presented. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options and warrants. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all options outstanding is anti-dilutive.

2.	Liquidity and management’s plans:

The accompanying financial statements have been prepared on a going-concern basis, which assumes that Biovest will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, Biovest incurred net losses of $6,055,000 and $4,200,000 and negative cash flows from operations of $3,205,000 and $297,000 in 2003 and 2002, respectively. Furthermore, the Company has a working capital deficit of $239,000 at September 30, 2003. In addition, Biovest’s projected cash flows from operations for fiscal 2004 are currently projected to be insufficient to finance projected operations without funding from other sources.

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s lymphoma. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials, which are in process, through commercialization, will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

2.	Liquidity and management’s plans (continued):

As further described in Note 3, in June 2003, the Company sold shares of common and preferred stock, representing approximately 81% of the Company, to Accentia, Inc. (“Accentia”) for $20,000,000. Biovest received $2,500,000 at closing with the balance due as follows:

•	$2,500,000, 90 days from closing, with interest at 3% (*)

•	$2,500,000, due June 2004

•	$2,500,000, due June 2005

•	$5,000,000, due June 2006

•	$5,000,000, due June 2007

(*)	$600,000 was received as of September 30, 2003, with the balance received in October 2003.

In the months following the change in control, management has spent considerable time and effort in revising the budget process, drafting a marketing plan and seeking ways to more efficiently operate the core business and conduct its research and development activities. Management anticipates that for fiscal 2004, they will reduce, and potentially eliminate, losses from the operation of the core business, but anticipate losses in total due to research and development expenditures. Management’s plans to sustain operations and fund the losses involve collection of the stock subscription receivable from Accentia and additional borrowings from Accentia as needed. Biovest anticipates that stabilized commercialization of the aforementioned vaccine will occur in late 2004 or early 2005, at which time the Company should commence profitable operations.

While management is confident that they will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

3.	Investment agreement:

On June 16, 2003, pursuant to an Investment Agreement (the “Agreement”), the Company issued 27,891,037 shares of common stock and 8,021,886 shares of preferred stock (each share of preferred stock is convertible into common stock on a one for two share basis) to Accentia, Inc. in exchange for $2,500,000 in cash and $17,500,000 in stock subscriptions receivable as discussed in Note 2. As a result of this transaction, BioVest became a majority-owned subsidiary of Accentia.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

3.	Investment agreement (continued):

All of the promissory notes and shares of capital stock issued under this agreement, except blank shares of common stock delivered to Accentia, Inc., are held in escrow. Accentia is a privately-held biopharmaceutical company which provides commercialization services for its own portfolio of pharmaceuticals and in partnerships with biotech companies.

In connection with the closing of the Agreement on June 16, 2003 and to induce certain parties to accept the agreement, the Company modified certain previously existing promissory notes as follows:

•	Certain promissory notes due to shareholders in an aggregate principal amount of $710,000 were modified to provide for a maturity in June 2006, a 7% interest rate and a conversion feature at the option of the holder to BioVest common stock (at $.25 per share) or Accentia common stock at a 20% discount of a defined share value.

•	The convertible note holders who provided certain bridge financing were given the option to hold their existing notes or accept extended terms in exchange for secured note status. Note holders comprising $2,050,000 of these notes accepted extended terms, for principal and interest at 7%, until June 16, 2006. These amended promissory notes are convertible at the option of the holder to BioVest common stock (at $.50 per share) or Accentia common stock based on a 20% discount of a defined share value.

Additionally, the Company modified certain options and warrants and granted new options for the purchase of its common shares as further discussed in Note 9.

4.	Details to balance sheet:

Inventories:

Inventories consist of the following at September 30, 2003:

Finished goods	$67,000
Work-in-process	68,000
Raw materials	671,000

806,000
Less inventory not expected to be sold within one year	273,000

$533,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

4.	Details to balance sheet (continued):

Inventories (continued):

During 2003, the Company recorded a $300,000 provision for obsolete inventory, which is included in cost of sales in the accompanying 2003 statement of operations.

Property and equipment:

Property and equipment consist of the following at September 30, 2003:

Furniture and fixtures	$56,000
Leasehold improvements	208,000
Machinery and equipment	1,289,000

1,553,000
Less accumulated depreciation and amortization	601,000

$952,000

Costs and estimated earnings on uncompleted contracts:

Costs and estimated earnings on uncompleted contracts consists of the following as of September 30, 2003:

Costs incurred on uncompleted contracts	$368,000
Estimated earnings	77,000

445,000
Less billings to date	(601,000)

$(156,000)

These amounts are included in the accompanying 2003 balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$24,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(180,000)

$(156,000)

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

5.	Concentration of credit risk and major customer information:

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company places its cash in several high-quality financial institutions. Such amounts are insured by the FDIC up to $100,000 per institution.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

One customer accounted for 27% of revenues for the fiscal year ended September 30, 2003. A different customer accounted for approximately 10% of the Company’s trade accounts receivable balance at September 30, 2003. Two customers accounted for 11% and 10% of revenues for the fiscal year ended September 30, 2002.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales, principally to European customers, were 46% of total revenues in each of the fiscal years ended September 30, 2003 and 2002. For the fiscal year ended September 30, 2003, one foreign country accounted for 29% of total revenues. For the fiscal year ended September 30, 2002, two foreign countries each accounted for 10% of total revenues.

6.	Long-term debt:

Long-term debt consists of the following at September 30, 2003:

Notes payable, former management (current stockholder); principal and interest at 7% both due upon maturity in June 2007. Collateralized by certain assets; convertible at the option of the holder to BioVest common stock (at $.25 per share) or Accentia common stock (at either the IPO offering price, if any, or based on an appraised value).	$1,310,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

6.	Long-term debt (continued):

Convertible working capital notes payable, ; principal and interest at 7%, both due upon maturity in June 2006. Collateralized by certain assets; convertible at the option of the holder. Less: unaccreted value of beneficial conversion feature of $59,000 (i)	651,000

Notes payable, bridge financing; principal and interest at 7% both due upon maturity in June 2006. Collateralized by certain assets; convertible at the option of the holder to BioVest common stock (at $.50 per share) or Accentia common stock (at either the IPO offering price, if any, or based on an appraised value).	2,050,000

Convertible note payable, former legal counsel; principal due in installments through June 2006; interest at 7% due upon maturity. Collateralized by certain assets; Less: unaccreted value of beneficial conversion feature of $73,000 (i)	478,000

Notes payable, 2001 bridge financing, interest at 7.5%; $150,000 due in 2003, with the balance due in 2004; $150,000 convertible into common stock at $3.00 per share. $100,000 convertible into common stock at $1.00 per share.	250,000

Notes payable, 2000 bridge financing, interest at 10%; $100,000 due September 2003 and $200,000 due September 2004; convertible into common stock at $1.00 per share.	300,000

Note payable, legal counsel, interest at 7%, paid in full in October 2003.	125,000

Note payable, finance company, interest at 4.3%, payable in monthly installments of $17,577 through March 2004.	103,000

Other	127,000

Long-term accrued interest	340,000

5,734,000

Less current maturities	(706,000)

Long-term portion of notes payable	$5,028,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

6.	Long-term debt (continued):

Future maturities of long-term debt is as follows at September 30, 2003

Year ending September 30,
2004	$706,000
2005	114,000
2006	3,517,000
2007	1,310,000
2008	87,000

Total maturities	$5,734,000

(i) During fiscal 2003, the Company issued various convertible debentures, three of which contained beneficial conversion features. The notes are convertible, solely at the Holder’s option, into shares of Accentia common stock with the value per Accentia share being adjusted by a twenty percent (20%) discount from defined Accentia share value or, in the alternative; the convertible notes may be converted into shares of Biovest common stock at a conversion price of $0.25 per share.

7.	Gain on sale of subsidiary assets:

During the quarter ended June 30, 2002 the Company consummated a sale of assets in an unconsolidated subsidiary, LSL Biolafitte, Inc., for $342,000. (The subsidiary was not consolidated as control was deemed temporary and operations were not significant.)

The proceeds received and recorded values of the assets sold were as follows:

Cash in LSL Biolafitte, Inc.	$4,000
Cash paid to Biovest	84,000
Cash paid to IRS pursuant to a lien	226,000
Accounts Receivable	28,000

Total purchase consideration	$342,000

Sale of trademark	$175,000
Receivable from LSL	167,000

Assets sold	$342,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

7.	Gain on sale of subsidiary assets (continued):

A gain on sale of $321,000 was recorded in 2002; $175,000 from the sale of a trademark, which is reflected as “Other income” in the accompanying financial statements; $146,000 as a reversal of a previously recorded reserve for amounts owed to the Company by Biolafitte.

8.	Shareholders’ equity:

Preferred stock:

The Company has authorized 10,000,000 shares of preferred stock. The holders of outstanding shares of preferred stock have the right to convert each one (1) share of preferred stock to two (2) shares of fully paid assessable common stock of the Company.

Stock issuance in 2002:

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

Stock issuances in 2003 are discussed in detail in Note 3 and below.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

9.	Stock-based compensation:

Issuances of stock for services, stock options and stock warrants in 2002 and 2003 are as follows:

	Equity Instrument			Fair value at date of issuance	Exercise Price	Term
	Stock	Options	Warrants
Issuances in 2002:
Employee stock compensation	30,000			$1.25-$3.00
Employee option compensation		2,279,000			$1.50-$2.75	5-10 years
Consulting services		100,000	300,000		$1.50-$2.25	5 years
In connection withfinancing			525,000		$1.25-$5.00	5 years

Total issued in 2002	30,000	2,379,000	825,000

New issuances in 2003:
In connection with financing	473,333			$0.27
In connection with financing			1,162,000		$.25-$1.25	5 years
Employee and non-employee director compensation		3,500,000			$.25-$2.75	10 years

Total issued in 2003	473,333	3,500,000	1,162,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

In addition, in connection with the closing of the Agreement (Note 3) on June 16, 2003, and to induce certain individuals to accept the agreement, the Company modified certain options and warrants for the purchase of its common shares as follows:

•	An aggregate of 300,000 warrants were repriced from $.50 to $.25.

•	5,675,000 options were converted to warrants. 3,075,000 were repriced at $.50, 2,600,000 were repriced at $.25; both exercisable after 6 months, with a term of 5 years.

•	200,000 warrants were repriced from $1.50 and $1.25 to $.50 and $.25, respectively.

As a result of these modifications, the Company is now required to treat these options as variable stock options, which requires a charge to operations for adjustments in subsequent periods changes in the underlying market value of the stock.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

9.	Stock-based compensation (continued):

The Company has recognized $1,280,000 and $537,000 of stock-based compensation expense during 2003 and 2002, respectively, related to the aforementioned option and warrant modifications and issuances.

The Company uses the Black-Scholes option pricing model to determine the fair value of each option grant as of the date of grant for consulting expense incurred and for the purpose of the pro forma presentation in Note 2. The following assumptions were used for grants in 2003 and 2002, respectively: No dividend yield, expected volatility of 78.97% and 92.92%; risk-free interest rates of 2.56% and 3.18%,; and expected lives between 4.3 and 5 years. The share price on the date of grant for the 2003 grants was $0.27, and the exercise price of the grants ranges between $0.25 and $0.50.

Stock option activity for the years ended September 30, 2003 and 2002 is as follows:

	Years ended September 30
	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding-beginning of year	7,105,000	$1.45	4,844,350	$1.40
Granted	3,500,000	0.46	2,379,000	1.50
Exercised	—	—	—	—
Converted to warrants	(5,675,000)	1.47	—	—
Cancelled	(170,500)	—	(118,250)	1.53

Outstanding-end of year	4,759,600	0.74	7,105,100	1.45

Exercisable-end of year	2,090,341	0.87	4,376,700	1.45

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

9.	Stock-based Compensation (continued):

Stock options outstanding at September 30, 2003 are summarized as follows:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25-1.00	3,500,000	9.72	$0.46
1.01-2.00	1,145,600	7.09	1.27
2.01-3.00	114,000	8.51	2.40

	4,759,600

Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25-1.00	1,156,944	9.72	$0.49
1.01-2.00	876,925	7.03	1.26
2.01-3.00	56,472	8.47	2.42

	2,090,341

Stock Warrants:

Stock warrants outstanding at September 30, 2003 are summarized as follows:

Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25-1.00	6,485,000	4.63	$0.38
1.01-2.00	1,350,000	3.10	1.30
2.01-3.00	851,667	2.66	2.46
4.00-5.00	845,000	2.72	4.99
Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25-1.00	810,000	4.09	$0.33
1.01-2.00	1,350,000	3.10	1.30
2.01-3.00	851,667	2.66	2.46
4.00-5.00	845,000	2.72	4.99

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

10.	Income taxes:

No provision for income taxes has been recorded for the fiscal years ended September 30, 2003 and 2002 due to losses incurred during the periods. At September 30, 2003, the Company has substantial net operating loss carry-forwards of which approximately $22,000,000 (expiring 2004 to 2023) will be available to offset future taxable income. Due to various changes in ownership of the Company, a significant portion of the original $54,000,000 in tax carry-forwards are subject to significant restrictions with respect to the ability of the Company to use these amounts to offset future taxable income (limited to $1,040,000 per year). Use of the Company’s net operating loss carry-forwards may be further limited as a result of future equity transactions. Furthermore, as a result of the change in ownership, approximately 33,000,000 in losses were deemed lost and, as such, the deferred tax asset and valuation allowance associated therewith offset. As a result, the total deferred tax asset of $7,000,000 at September 2003 has been offset by a corresponding $7,000,000 deferred tax asset valuation allowance.

The Company has fully offset deferred tax assets resulting from differences between the income tax and financial statement basis of net assets with a valuation allowance. These differences consist almost entirely of net operating loss carry-forwards.

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year ended September 30,
	2003	2002
Federal statutory rate	(34)%	(34)%
State taxes	(2)	(2)
Effect of valuation allowance	36	36

Net actual effective rate	—%	—%

11.	Retirement plans:

The Company has a retirement savings plan covering all employees eligible to participate in the plan. Employees of the Company scheduled to provide at least 1,000 hours of service during their first year of employment are eligible as of a date no later than six months after employment and employees scheduled to provide less than 1,000 hours of service become eligible after completing a year of service. Eligible employees may make annual earnings reduction contributions of up to the maximum percentage allowable by the Internal Revenue Code. The Company may also make discretionary contributions to this plan, subject to approval by the Board of Directors. The Company has made no discretionary contributions pursuant to the plan.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

12.	Commitments and contingencies:

Employment agreements:

The Company has employment agreements with certain employees, which extend from 24 to 36 months. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements for the years ended September 30, 2004, 2005 and 2006 are $1,027,000, $953,000 and $474,000, respectively. The Company incurred $413,000 related to these agreements during fiscal 2003.

Leases:

The Company leases office and manufacturing space pursuant to several non-cancelable operating leases. Rent expense pertaining to these leases was $683,000 and $839,000, for years ended September 30, 2003 and 2002, respectively. At September 30, 2003, the following is a schedule of future minimum rental payments required pursuant to these leases is as follows:

Years ending September 30,
2004	$332,000
2005	296,000
2006	123,000

$751,000

Cooperative Research and Development Agreement:

In September 2001 BioVest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, include, among other things, a requirement to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. The Company is obligated for an aggregate of $12,190,000 over the remaining term of the agreement, $1,590,000 of which is payable over the next twelve months and the balance in quarterly installments through September 2009. Failure to remit payments will constitute the Company’s unilateral termination of the CRADA and BioVest will lose the rights to commercialize the results of its collaborative research. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit BioVest to several years of significant expenditures before revenues will be realized, if ever. The agreement expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

12.	Commitments and contingencies (continued):

Cooperative research and development agreement (continued):

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

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

Product liability:

The contract production services for therapeutic products offered exposes an inherent risk of liability as the proteins or other substances manufactured, at the request and to the specifications of customers, could foreseeably cause adverse effects. The Company obtains agreements from contract production customers indemnifying and defending the Company from any potential liability arising from such risk. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of its products. A successful partial or completely uninsured claim against the Company could have a material adverse effect on the Company’s operations.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

12.	Commitments and contingencies (continued):

Legal proceedings:

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

13.	Segment information:

The Company operates in four identifiable industry segments. The Company’s Cell Culture products and services and National Cell Culture Center segments are engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The National Cell Culture Center segment performs the same services; however in connection with the NIH grant. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide and the Therapeutic Vaccine segment, which has no revenues generated to date, is focused on developing a therapeutic vaccine pursuant to the CRADA agreement. The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments is as follows:

	September 30, 2003
	Cell Culture Products and Services	National Cell Culture Center	Instruments and Disposables	Total
Net revenue	$2,192,000	$1,255,000	$4,809,000	$8,256,000

	September 30, 2002
Net revenue	$5,292,000	$1,286,000	$4,701,000	$11,279,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

14.	Fourth quarter adjustments:

The net loss and net loss per share in the fourth quarter of 2003 were lower than expected because of fourth quarter adjustments relating to changes in the valuation of stock-based compensation recognized during 2003. Stock-based compensation was corrected for a change in the assumption of the Company’s stock price, which resulted in a reduction of stock-based compensation aggregating $1,096,000. The revision in the fair value of the stock price resulted from an external valuation conducted in the fourth quarter and relates to failure to apply a discount to the price used in the previous quarters.

Detail by quarter is as follows:

	Q-1	Q-2	Q-3
Net loss as previously reported	$(1,202,000)	$(1,518,000)	$(3,059,000)
Effect of stock-based compensation adjustments	54,000	168,000	874,000

Net loss, adjusted	$(1,148,000)	$(1,350,000)	$(2,185,000)

15.	Subsequent events:

Subsequent to September 30, 2003, certain officers of the Company were granted an aggregate of 1,150,000 options, 500,000 exercisable immediately, with the balance vesting over three years. These options were granted at an exercise price of $.50 per share.