Form 10QSB
period 2003-12-31
BIOVEST INTERNATIONAL INC
filed 2004-02-19
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended December 31, 2003

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

Issuer’s telephone number: 763-786-0302

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

At February 19, 2004, there were 38,160,733 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes  ☐    No  ☒

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

DECEMBER 31, 2003

(unaudited)

ASSETS
Current assets:
Cash	$343,000
Accounts receivable, net of $47,000 allowance for doubtful accounts	913,000
Costs and estimated earnings in excess of billings on uncompleted contracts	122,000
Inventories	526,000
Other	273,000

Total current assets	2,177,000
Property, plant and equipment, net	949,000
Other assets:
Inventories	253,000
Patents and trademarks, net	606,000
Goodwill	2,131,000

$6,116,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$483,000
Accounts payable	250,000
Customer deposits	31,000
Accrued liabilities:
Compensation and related taxes	741,000
Other	657,000
Billings in excess of costs and estimated earnings on uncompleted contracts	265,000

Total current liabilities	2,427,000
Long Term Debt, less current maturities:
Related party	1,310,000
Non-related party	3,694,000

7,431,000
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 8,021,886 issued and outstanding	80,000
Common stock, $.01 par value, 50,000,000 shares authorized; 38,160,733 shares issued and outstanding	382,000
Additional paid-in capital	33,331,000
Accumulated deficit	(20,108,000)
Stock subscription receivable	(15,000,000)

Total shareholders’ equity	(1,315,000)

$6,116,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Revenues:
Cell culture products and services	$782,000	$635,000
National cell culture center	341,000	270,000
Instruments and disposables	700,000	639,000

Total revenues	1,823,000	1,544,000

Operating costs and expenses:
Cost of sales	1,762,000	1,468,000
Research and development	917,000	426,000
Marketing, general and administrative	960,000	790,000

Total operating costs and expenses	3,639,000	2,684,000

Loss from operations	(1,816,000)	(1,140,000)
Other income (expense):
Interest expense, net	(109,000)	(112,000)
Other income (expense)	15,000	50,000

	(124,000)	(62,000)

Net loss	$(1,940,000)	$(1,202,000)

Net loss per common share:
Basic	$(.05)	$(.12)

Diluted	$(.05)	$(.12)

Weighted average shares outstanding:
Basic	38,160,733	9,796,363

Diluted	38,160,733	9,796,363

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Stock Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at
September 30, 2003	8,021,886	$80,000	38,160,733	$382,000	$33,581,000	$(18,168,000)	$(17,150,000)	$(1,275,000)
Collection on stock subscription	—	—	—	—	—	—	1,900,000	1,900,000
Settlement of dispute regarding stock
subscription receivable	—	—	—	—	(250,000)	—	250,000	—
Net loss	—	—	—	—	—	(1,940,000)		(1,940,000)

Balance at December 31, 2003	8,021,886	$80,000	38,160,733	$382,000	$33,331,000	$(20,108,000)	$(15,000,000)	$(1,315,000)

The accompanying footnotes are an integral part of these condensed financial statements

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net loss	$(1,940,000)	$(1,202,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	67,000	60,000
Amortization	30,000	30,000
Amortization of discounts related to debt	15,000	30,000
Changes in cash resulting from changes in:
Accounts receivable	66,000	298,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(98,000)	(23,000)
Inventories	27,000	34,000
Other	59,000	41,000
Accounts payable and accrued liabilities	55,000	209,000
Customer deposits	(64,000)	109,000
Billings in excess of costs and estimated earnings on uncompleted contracts	85,000	129,000

Net cash flows from operating activities	(1,698,000)	(285,000)

Cash flows from investing activities:
Purchase of property and equipment	(64,000)	—

Net cash flows from investing activities	(64,000)	—

Cash flows from financing activities:
Repayment of short-term borrowings	(51,000)	—
Repayment of notes payable and long-term debt	(282,000)	—
Proceeds from notes payable and long-term debt	—	50,000
Proceeds from stock subscription	1,900,000	—

Net cash flows from financing activities	1,567,000	50,000

Net change in cash	(195,000)	(235,000)
Cash at beginning of period	538,000	494,000

Cash at end of period	$343,000	$259,000

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$30,000	$13,000

The accompanying footnotes are an integral part of these condensed financial statements

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

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

Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

As of the first fiscal quarter of 2003, the Company adopted SFAS 142 under which amortization of goodwill is no longer permitted. Intangible assets such as goodwill are to be tested for impairment annually and whenever there is an impairment indicator. The Company has not recorded any impairment losses as a result of the new standard.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

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

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION—TRANSITION AND DISCLOSURE.

	December 31, 2003		December 31, 2002
Net loss, as reported		$(1,940,000)		$(1,202,000)

Stock-based compensation, as reported		$—		—

Stock-based compensation under fair value method		$215,000		31,000

Pro-forma net loss under fair value method		$(2,155,000)		$(1,233,000)

Basic net loss per share, as reported	$	(0.05)	$	(0.12)

Pro-forma net loss per share under fair value method	$	(0.06)	$	(0.13)

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock subscription receivable:

On June 16, 2003, pursuant to an Investment Agreement (the “Agreement”), the Company sold 27,891,037 shares of common stock and 8,021,886 shares of preferred stock (each share of preferred stock is convertible into common stock on a one for two share basis). The purchase price for the shares, which represents 81% of our capital stock, was $20,000,000 in cash and notes, payable as follows:

(i)	$2,500,000 was collected on June 16, 2003 which included an offset for the repayment of a $530,000 loan previously received by the Company from the purchaser;

(ii)	$2,500,000 was collected in September and October 2003

(iii)	$2,500,000 due on September 16, 2004

(iv)	$2,500,000 due on September 16, 2005

(v)	$5,000,000 due on September 16, 2006

(vi)	$5,000,000 due on September 16, 2007

All of the promissory notes and shares of capital stock issued under this agreement, except 5,491,852 shares of common stock delivered to Accentia, Inc. at the original closing, were delivered from escrow upon the payment of the promissory note due on September 16, 2003. The purchaser, Accentia, Inc. is a strategic investor. Accentia is a privately-held biopharmaceutical company which provides commercialization services for its own portfolio of pharmaceuticals and in partnerships with biotech companies.

4.	Liquidity and management plans:

During the three months ended December 31, 2003 the Company incurred a net loss of $1,940,000. At December 31, 2003 the Company had an accumulated deficit of $20,108,000 and working capital deficit of approximately $250,000. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), and through collection of its stock subscription receivable. The Company expects to fund operating deficits in the near term through proceeds received from its stock subscription receivable and additional loans from Accentia, Inc.; however there can be no assurances that the Company will be successful in achieving such funding.

As previously described in Note 3, on June 16, 2003, the Company sold approximately 81% of its capital stock for $20,000,000 in cash and notes. In connection therewith, the Company has received $5,000,000 in cash and the remaining principal balance of $15,000,000 in promissory notes due in various installments through June 16, 2007.

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

BIOVEST INTERNATIONAL, INC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

5.	Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit valuations of its customers. Two customers accounted for 12% and 11% of revenues for the three months ended December 31, 2003. The same customers accounted for approximately 17% and 26%, respectively, of the Company’s trade accounts receivable balance at December 31, 2003. Two customers accounted for 12% and 13% of revenues for the three months ended December 31, 2002. The same customers accounted for 26% and 11% of the Company’s trade accounts receivable balance at December 31, 2002.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 47% and 33% for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003, customers in two foreign countries each accounted for 13% of total revenues. For the three months ended December 31, 2002, customers in one foreign country accounted for 13% of total revenues.

6.	Inventories:

Inventories consist of the following:

December 31, 2003

Finished goods	$97,000
Work-in-process	91,000
Raw materials	591,000

779,000
Less non-current portion	(253,000)

$526,000

The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to December 31, 2003. Accordingly, a portion of the Company’s inventory balance is classified as a non-current asset as of that date.

7.	Stock-based compensation:

During the three months ended December 31, 2003, the Company granted 1,000,000 options and warrants for the purchase of its common shares to two different employees in connection with employment agreements. The options have an exercise price of $0.50 per share and a five-year term; half vest immediately and the remainder over three years. All options are exercisable in accordance with the Company’s 2000 Stock Option Plan.

The Company used the Black-Scholes option-pricing model and the following assumptions to determine the fair value of each option expense related to employee stock options for the purpose of the pro forma presentation in Note 2: zero dividend yield; expected volatility of 78.97%; expected lives of 5 years; and a risk-free interest rate of 2.56%. The share price on the date of grant was $0.46 and the exercise price of the grants was $0.50.

BIOVEST INTERNATIONAL, INC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

8.	Income taxes:

No provision for income taxes has been recorded for the three months ended December 31, 2003 and 2002 due to the losses incurred during the periods. At December 31, 2003, the Company has net operating loss carryforwards of approximately $24,000,000 (expiring 2004 to 2023) available to offset future taxable income. Due to various changes in ownership of the Company, a significant portion of the original $56,000,000 in tax carry-forwards are subject to restrictions with respect to the ability of the Company to use these amounts to offset future taxable income (limited to $1,040,000 per year). Use of the Company’s net operating loss carryfowards may be further limited as a result of future equity transactions. Furthermore, as a result of the change in ownership, approximately $33,000,000 in losses were deemed lost and, as such, the deferred tax asset and valuation allowance associated therewith offset. As a result the total deferred tax asset of $12,000,000 at December 2003 has been offset by a corresponding $12,000,000 deferred tax asset valuation allowance.

9.	Legal proceedings:

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

10.	Subsequent events:

On January 9, 2004, the Company entered into a settlement agreement with Prospective Stockholder wherein Biovest agreed to pay $15,000 in cash and release Prospective Stockholder from its obligation to fund a $250,000 stock subscription receivable. As the dispute existed at December 31, 2003, the Company has recorded the settlement effective as of that date.

BIOVEST INTERNATIONAL, INC

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

BIOVEST INTERNATIONAL, INC.

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

Results of Operations

Revenues. Revenues for the three months ended December 31, 2003 of $1,823,000 increased 18% from $1,544,000 for the three months ended December 31, 2002. Contract cell culture production services for the three months ended December 31, 2003 increased 23% from $635,000 to $782,000. The increases are primarily due to increased volume. National Cell Culture Center sales for the three months ended December 31, 2003 were also higher than the comparable periods for last year. NCCC sales for the three months ended December 31, 2003 increased 26% from $270,000 to $341,000 as a result of approved increases in indirect rates. Instrument and disposable sales for the three months ended December 31, 2003 increased 10% from $639,000 to $700,000.

Gross Margin. The overall gross margin for the first quarter of fiscal year 2004 decreased in comparison to the comparable quarter last year from 5% to 3%. The decrease is due to higher indirect overhead costs.

Operating Expenses. Research and development expenses for the three months ended December 31, 2003 increased $491,000 versus the comparable period last year. CRADA expenses for the three months ended December 31, 2003 were approximately $786,000 associated primarily with technology transfer and clinical trial expense and administrator payments to NCI. These expenses are associated primarily with designing equipment for vaccine production. Last year, these expenses were approximately $169,000 for the three months. Marketing, general and administrative expenses increased $169,000 in the three months ended December 31, 2003 versus the same period in fiscal 2002. The increase is attributed to increases in management sales personnel.

BIOVEST INTERNATIONAL, INC.

Other Expense. Interest expense, net consists of interest expense on the Company’s long-term and short-term loans from affiliates. Interest expense for the three month periods ended December 31, 2003 was $109,000 versus $112,000 for the same period last year.

Liquidity and Capital Resources

At December 31, 2003 the Company had an accumulated deficit of $20,108,000 and a working capital deficit of approximately $250,000. During the three months ended December 31, 2003 we incurred a loss of $1,940,000 and used $1,698,000 of cash flow for operations. Additionally, we have incurred significant losses and cash flow deficits in previous years. During fiscal year 2003 and 2002 we incurred losses of $6,055,000 and $4,200,000. During fiscal year 2003 and 2002, we used $3,205,000 and $297,000 of cash flow for operations. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), and through the collection of stock subscription receivable. The Company expects to fund operating deficits in the near term through collection of its stock subscription receivable and additional loans, if needed, from Accentia, Inc.; however there can be no assurances that the Company will be successful in that regard.

On December 31, 2003 the Company had a working capital deficit of approximately $250,000 compared to a working capital deficit of $239,000 at September 30, 2003.

During the three months ended December 31, 2003, we utilized $64,000 of cash for capital expenditures. No capital expenditures were made during the three months ended December 31, 2002.

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

We are seeking to perform additional vaccine production activities associated with the clinical trial that were previously performed by a contract vendor and the NCI. In anticipation of these expanded activities, we announced in October 2003 that we were seeking additional leased space potentially in Maryland. However, due to unavailability of leased space considered suitable and with a view to improving the efficiency and cost effectiveness of these additional activities, we are currently integrating these additional activities into our existing facility at Worcester, Mass.

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

BIOVEST INTERNATIONAL, INC.

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

BIOVEST INTERNATIONAL, INC.

ITEM 3.	CONTROLS AND PROCEDUR ES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal control over financial reporting in the first quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOVEST INTERNATIONAL, INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PRO CEEDINGS

The Company may, from time to time, be involved in actual or potential legal proceedings that the Company considers to be in the normal course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business.

ITEM 2.	CHANGES I N SECURITIES

During the period of this Report, the Company granted the following options:

In November 2003, the Company granted an option to the Company’s in-house legal general counsel. The option has the following terms: 500,000 shares at an exercise price of $0.50 per share, exercisable in accordance with the Company’s 2000 Stock Option Plan; one half vested immediately with the balance to vest over three years. The option was granted pursuant to a private transaction exempt under Section 4(2) of the Act.

In November 2003, the Company granted options to the Company’s Chief Financial Officer. These options have the following terms: 500,000 shares at an exercise price of $0.50 per share, exercisable in accordance with the Company’s 2000 Stock Option Plan; one half vested immediately with the balance to vest over three years. The options were granted pursuant to a private transaction exempt under Section 4(2) of the Act.

BIOVEST INTERNATIONAL, INC.

ITEM 6.	EXHIBIT S AND REPORTS

(a) Exhibits

3.2.1	Release of Claim & Settlement Agreement (Warburton)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes –Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes –Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during this reporting period

BIOVEST INTERNATIONAL, INC.

SIGNATU RES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

.

BIOVEST INTERNATIONAL, INC

(Registrant)

Date:	February 19, 2004	/s/ Dr. Stephane Allard

Dr. Stephane Allard President and Chief Executive Officer

Date:	February 19, 2004	/s/ James A. McNulty

James A. McNulty Chief Financial Officer