Form 10QSB
period 2004-03-31
BIOVEST INTERNATIONAL INC
filed 2004-05-24
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Issuer’s telephone number: 763-786-0302

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

At May             , 2004, there were 38,160,733 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format

(check one) Yes  ☐ No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

ASSETS
	March 31, 2004	September 30, 2003
	(Unaudited)	(Audited)
Current assets:
Cash	$214,000	$538,000
Accounts receivable, net of $13,000 and $40,000 allowance for doubtful accounts March 31, 2004 and September 30, 2003, respectively.	686,000	980,000
Costs and estimated earnings in excess of billings on uncompleted contracts	100,000	24,000
Inventories	507,000	533,000
Other	245,000	291,000

Total current assets	1,752,000	2,366,000

Property, plant and equipment, net	903,000	952,000
Other assets:
Inventories	210,000	273,000
Patents and trademarks, net	575,000	636,000
Goodwill	2,131,000	2,131,000

	$5,571,000	$6,358,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$429,000	$706,000
Accounts payable	611,000	237,000
Customer deposits	78,000	95,000
Accrued liabilities:
Compensation and related taxes	732,000	720,000
Other	610,000	667,000
Billings in excess of costs and estimated earnings on uncompleted contracts	97,000	180,000

Total current liabilities	2,557,000	2,605,000
Long-term debt, less current maturities:
Related party	1,310,000	1,310,000
Non-related party	3,772,000	3,718,000

	7,639,000	7,633,000
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 8,021,886 issued and outstanding	80,000	80,000
Common stock, $.01 par value, 50,000,000 shares authorized; 38,160,733 shares issued and outstanding	382,000	382,000
Additional paid-in capital	33,345,000	33,581,000
Accumulated deficit	(22,036,000)	(18,168,000)
Unearned stock compensation	(13,000)	—
Stock subscription receivable	(13,826,000)	(17,150,000)

Total shareholders’ deficit	(2,068,000)	(1,275,000)

	$5,571,000	$6,358,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Revenues:
Cell culture products and services	$693,000	$696,000	$1,475,000	$1,331,000
National cell culture center	337,000	272,000	678,000	542,000
Instruments and disposables	719,000	827,000	1,419,000	1,466,000
R & D services, related party	105,000	—	105,000	—

Total revenues	1,854,000	1,795,000	3,677,000	3,339,000
Operating costs and expenses:
Cost of sales	1,524,000	1,356,000	3,286,000	2,824,000
Research and development	1,177,000	496,000	2,094,000	922,000
Marketing, general and administrative	977,000	959,000	1,937,000	1,750,000

Total operating costs and expenses	3,678,000	2,811,000	7,317,000	5,496,000

Loss from operations	(1,824,000)	(1,016,000)	(3,640,000)	(2,157,000)
Other income (expense):
Interest expense, net	(104,000)	(187,000)	(213,000)	(299,000)
Financing expense	—	(286,000)	—	(286,000)
Other income	—	—	(15,000)	50,000
Loss on disposal of assets	—	(29,000)	—	(29,000)

	(104,000)	(502,000)	(228,000)	(564,000)

Net loss	$(1,928,000)	$(1,518,000)	$(3,868,000)	$(2,721,000)

Net loss per common share:
Basic and diluted	(.05)	(.15)	(.10)	(.28)
Weighted average shares outstanding:
Basic and diluted	38,160,733	9,953,104	38,160,733	9,883,982

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2004

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Unearned Stock Compensation	Stock Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at September 30, 2003	8,021,886	$80,000	38,160,733	$382,000	$33,581,000	$(18,168,000)	$—	$(17,150,000)	$(1,275,000)
Collection on stock subscription	—	—	—	—	—	—	—	3,074,000	3,074,000
Settlement of dispute regarding stock subscription receivable	—	—	—	—	(250,000)	—	—	250,000	—
Issuance of stock compensation	—	—	—	—	14,000	—	(14,000)	—
Amortization of unearned stock compensation	—	—	—	—	—	—	1,000	—	1,000
Net loss	—	—	—	—	—	(3,868,000)	—	—	(3,868,000)

Balance	8,021,886	$80,000	38,160,733	$382,000	$33,345,000	$(22,036,000)	$(13,000)	$(13,826,000)	$(2,068,000)

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(unaudited)

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Cash flows from operating activities:
Net loss	($3,868,000)	($2,721,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	135,000	120,000
Issuance of common stock, options and warrants for services	1,000	790,000
Loss on asset disposal	—	29,000
Amortization	61,000	61,000
Amortization of discounts related to debt	28,000	159,000
Changes in cash resulting from changes in:
Accounts receivable	293,000	95,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(77,000)	(50,000)
Inventories	83,000	78,000
Other	38,000	88,000
Accounts payable and accrued liabilities	479,000	697,000
Customer deposits	(17,000)	(18,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(83,000)	58,000

Net cash flows from operating activities	(2,927,000)	(614,000)

Cash flows from investing activities:
Purchase of property and equipment	(78,000)	—
Proceeds from disposal of assets	—	47,000

Net cash flows from investing activities	(78,000)	47,000

Cash flows from financing activities:
Repayment of short-term borrowings	(103,000)	—
Repayment of notes payable and long-term debt	(290,000)	(191,000)
Proceeds from notes payable and long-term debt	—	710,000
Proceeds from stock subscription receivable	3,074,000	—
Financing costs paid	—	(286,000)

Net cash flows from financing activities	2,681,000	233,000

Net change in cash	(324,000)	(334,000)
Cash at beginning of period	538,000	494,000

Cash at end of period	$214,000	$160,000

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$32,000	$17,000

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

Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

	March 31, 2004	March 31, 2003
Net loss, as reported	($1,928,000)	($1,518,000)

Stock-based compensation, as reported	$1,756	—

Stock-based compensation under fair value method	$349,043	73,163

Pro-forma net loss under fair value method	($2,275,287)	($1,591,163)

Basic net loss per share, as reported	($0.05)	($0.15)

Pro-forma net loss per share under fair value method	($0.06)	($0.16)

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company.

Revenues from contract cell production and R&D services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. General and administrative costs are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined.

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

In June, 2003, pursuant to an Investment Agreement (the “Agreement”), the Company sold 27,891,037 shares of common stock and 8,021,886 shares of preferred stock (each share of preferred stock is convertible into common stock on a one for two share basis). The purchase price for the shares, which represents 81% of our capital stock, was $20,000,000 in cash and notes, payable as follows:

(i)	$2,500,000 was collected in June, 2003 which included an offset for the repayment of a $530,000 loan previously received by the Company from the purchaser;

(ii)	$2,500,000 was collected in September and October 2003

(iii)	$1,174,000 was advanced through March 2004 and $1,326,000 is due on June 16, 2004

(iv)	$2,500,000 due on June 16, 2005

(v)	$5,000,000 due on June 16, 2006

(vi)	$5,000,000 due on June 16, 2007

The purchaser, Accentia, Inc. is a strategic investor. Accentia is a privately-held biopharmaceutical company, which provides commercialization services for its own portfolio of pharmaceuticals and in partnerships with biotech companies.

4.	Liquidity and management plans:

During the six months ended March 31, 2004, the Company incurred a net loss of $3,868,000. At March 31, 2004, the Company had an accumulated deficit of $22,036,000 and working capital deficit of approximately $805,000, and the Company has been meeting its cash requirements through the use of cash on hand and short-term borrowings, primarily through advances from its stock subscription receivable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2003 citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern. The Company expects to fund operating deficits in the near term through proceeds received from its stock subscription receivable and additional loans from Accentia, Inc.

As described in Note 3, on June 16, 2003, the Company sold approximately 81% of its capital stock for $20,000,000 in cash and notes. In connection with that transaction, the Company has received $6,174,000 in cash and the remaining principal balance of $13,826,000 in promissory notes due in various installments through June 16, 2007.

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

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

5. Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit valuations of its customers. No customer accounted for 10% or more of revenues for the six months ended March 31, 2004. One customer accounted for approximately 12% of the Company’s trade accounts receivable balance at March 31, 2004. One customer accounted for 13% of revenues for the six months ended March 31, 2003.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 38% and 22% for the six months ended March 31, 2004 and 2003, respectively.

6. Inventories:

Inventories consist of the following:

March 31, 2004
Finished goods	$74,000
Work-in-process	84,000
Raw materials	559,000

717,000
Less non-current portion	(210,000)

$507,000

The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to March 31, 2004. Accordingly, a portion of the Company’s inventory balance ($210,000) is classified as a non-current asset as of that date.

7. Stock-based compensation:

During the three months ended March 31, 2004, the Company granted 400,000 options for the purchase of its common shares to a director and 100,000 options to a non employee in connection with employment agreements with the parent company. The options have an exercise price of $0.50 per share. The director’s options vest as follows: 100,000 immediately; 100,000 at the first anniversary; and 200,000 at the second anniversary. The non employee’s options vest equally over two years at each anniversary. All options are exercisable in accordance with the Company’s 2000 Stock Option Plan.

The Company used the Black-Scholes option-pricing model and the following assumptions to determine the fair value of each option expense related to employee stock options for the purpose of the pro forma presentation in Note 2: zero dividend yield; expected volatility of 78.97%; expected lives of 5 years; and a risk-free interest rate of 2.56%. The share price on the date of grant was $0.27 and the exercise price of the grants was $0.50.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

8. Income taxes:

No provision for income taxes has been recorded for the three months ended March 31, 2004 and 2003 due to the losses incurred during the periods. At March 31, 2004, the Company has net operating loss carryforwards of approximately $7,600,000 available to offset future taxable income, which expire 2022 through 2024. Due to various changes in ownership of the Company, a significant portion of the original $56,000,000 in tax carry-forwards were subject to restrictions with respect to the ability of the Company to use these amounts to offset future taxable income and as a result of these restrictions made an election to waive all but $3,800,000 of the NOL’s to eliminate future basis reductions in the BioVest stock. As a result, the total deferred tax asset of $2,900,000 at March 2004 has been offset by a corresponding $2,900,000 deferred tax asset valuation allowance.

9. Legal proceedings:

On January 9, 2004, the Company entered into a settlement agreement with a then prospective shareholder wherein BioVest agreed to pay $15,000 in cash and released the prospective shareholder from an obligation to fund a $250,000 stock subscription receivable.

From time to time, the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimate total contract costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand, change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

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

BIOVEST INTERNATIONAL, INC.

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

Results of Operations

Revenues. Revenues for the three and six months ended March 31, 2004 of $1,854,000 and $3,677,000 increased 3% and 10% from $1,795,000 and $3,339,000 for the three and six months ended March 31, 2003. Contract cell culture production services decreased negligibly for the three months ended March 31, 2004 to $693,000 from $696,000 for the same period in 2003, and increased 11% for the six months ended March 31, 2004 to $1,475,000 from $1,331,000 for the same period in 2003. The increase is primarily due to increased sales activities and new projects. National Cell Culture Center sales for the three and six months ended March 31, 2004 increased 24% and 25% from $272,000 and $542,000 in 2003 to $337,000 and $678,000 in 2004 as a result of approved increases in indirect rates. Sales of instruments and disposables for the three and six months ended March 31, 2004 decreased 13% and 3% to $719,000 and $1,419,000 compared to $827,000 and $1,466,000 for the same periods in 2003. Revenues of $105,000 were recorded in the three and six months ended March 31, 2004 for R&D services provided to an affiliated company.

Gross Margin. The overall gross margin decreased for the second quarter of fiscal year 2004 from 24% to 18% and for the six months ended March 31, 2004 from 15% to 11% versus the comparable periods last year. The decreases in margin are primarily the result of increased cost of sales due to the sales mix.

Operating Expenses. Research and development expenses for the three and six months ended March 31, 2004 increased $681,000 and $1,172,000 versus the comparable periods last year. CRADA expenses for the three and six months ended March 31, 2004 were approximately $1,086,000 and $1,872,000, respectively. These expenses are associated primarily with vaccine production supporting the on-going clinical trial and design engineering expense associated with designing a more efficient bioreactor for vaccine production. Marketing, general and administrative expenses increased $18,000 and $187,000 in the three and six months ended March 31, 2004 versus the same period in fiscal 2003. The increase is attributed largely to increases in management sales personnel and corporate expenses.

Other Expense. Interest expense, net consists of interest expense on the Company’s long-term and short-term loans from affiliates. Interest expense for the three and six month periods ended March 31, 2004 was $104,000 and $213,000 versus $187,000 and $299,000 for the same periods last year. Financing expense was $286,000 for the three and six months ended March 31, 2003, with no comparable expense in 2004.

BIOVEST INTERNATIONAL, INC.

Liquidity and Capital Resources

At March 31, 2004, the Company had an accumulated deficit of $22,036,000 and a working capital deficit of approximately $805,000. During the six months ended March 31, 2004, we incurred a loss of $3,868,000 and used $2,927,000 of cash flow for operations. Additionally, we have incurred significant losses and cash flow deficits in previous years. During fiscal year 2003 and 2002, we incurred losses of $6,055,000 and $4,200,000. During fiscal year 2003 and 2002, we used $3,205,000 and $297,000 of cash flow for operations. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), and through the collection of stock subscriptions receivable. The Company expects to fund operating deficits in the near term through collection of its stock subscription receivable and additional loans, if needed, from Accentia, Inc.; however, there can be no assurances that the Company will be successful in that regard.

On March 31, 2004, the Company had a working capital deficit of approximately $805,000 compared to a working capital deficit of $239,000 at September 30, 2003.

During the six months ended March 31, 2004, we utilized $78,000 of cash for capital expenditures. No capital expenditures were made during the six months ended March 31, 2003.

In September 2001, the Company successfully entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials

In April 2004, the Investigational New Drug Application (“IND”) previously issued to the NCI was transferred to us. In connection therewith, we are currently performing substantially all of the production of the vaccine for use in connection with the ongoing clinical trail. Historically, the vaccine production was divided by the CRADA between the NCI and us with third party contractors performing significant functions. The greater use of our existing facilities for the production of the vaccine for use in the ongoing clinical trial is anticipated to significantly reduce future quarterly payments to the NCI but will increase our direct vaccine production expenses. While we considered the necessity of leasing an additional facility to house this vaccine production activity, we are now integrating this activity into our current facilities. We believe that utilizing our previously underutilized space, equipment and human resource assets together with additional personnel and equipment as required will be efficient and may potentially reduce the direct costs of vaccine production in connection with the ongoing clinical trials.

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

BIOVEST INTERNATIONAL, INC.

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

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal control over financial reporting in fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2004, the Company granted options to a non-employee director. These options have the following terms: 400,000 shares at an exercise price of $.50; 100,000 shares vest immediately; 100,000 on the first anniversary of the grant and 200,000 on the second anniversary. Exercisable in accordance with the Company’s 2000 option plan.

In January 2004, the Company granted options to a non-employee. These options have the following terms: 100,000 shares at an exercise price of $.50; 50,000 vests on the first anniversary of the grant and 50,000 vests on the second anniversary. Exercisable in accordance with the Company’s 2000 option plan.

BIOVEST INTERNATIONAL, INC.

ITEM 6. EXHIBITS AND REPORTS

(a)	Exhibits

  2.1         IND Transfer Letter Dated April 27, 2004

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

Date: May 24, 2004	BIOVEST INTERNATIONAL, INC. (Registrant) /s/ Dr. Stephane Allard Dr. Stephane Allard President and Chief Executive Officer

Date: May 24, 2004	/s/ James A. McNulty James A. McNulty Chief Financial Officer