Form 10QSB
period 2004-06-30
BIOVEST INTERNATIONAL INC
filed 2004-08-23
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Issuer’s telephone number: 763-786-0302

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 15, 2004, there were 38,160,733 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format

(check one)    Yes  ☐    No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

	June 30, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$141,000	538,000
Accounts receivable, net of $19,000 and $40,000 allowance for doubtful accounts June 30, 2004 and September 30, 2003, respectively	573,000	980,000
Costs and estimated earnings in excess of billings on uncompleted contracts	91,000	24,000
Inventories	457,000	533,000
Other	186,000	291,000

Total current assets	1,448,000	2,366,000

Property, plant and equipment, net	1,152,000	952,000
Other assets:
Inventories	235,000	273,000
Patents and trademarks, net	545,000	636,000
Other intangibles	2,131,000	2,131,000

	$5,511,000	6,358,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$434,000	706,000
Accounts payable	894,000	237,000
Customer deposits	19,000	95,000
Accrued liabilities:
Compensation and related taxes	899,000	720,000
Other	800,000	667,000
Billings in excess of costs and estimated earnings on uncompleted contracts	85,000	180,000

Total current liabilities	3,131,000	2,605,000

Long term debt, less current maturities:
Related party	1,310,000	1,310,000
Non-related party	3,856,000	3,718,000

	8,297,000	7,633,000
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 8,021,886 issued and outstanding	80,000	80,000
Common stock, $.01 par value, 50,000,000 shares authorized; 38,160,733 shares issued and outstanding	382,000	382,000
Additional paid-in capital	33,345,000	33,581,000
Accumulated deficit	(24,178,000)	(18,168,000)
Unearned stock compensation	(11,000)	—
Stock subscription receivable	(12,404,000)	(17,150,000)

Total stockholders’ equity	(2,786,000)	(1,275,000)

	$5,511,000	6,358,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Revenues:
Cell culture products and services	$373,000	$112,000	$1,847,000	$1,442,000
National cell culture center	260,000	416,000	939,000	958,000
Instrument and disposables	717,000	2,040,000	2,136,000	3,507,000
R & D services, related party	15,000	—	120,000	—

Total revenues	1,365,000	2,568,000	5,042,000	5,907,000

Operating costs and expenses:
Cost of sales	1,283,000	1,572,000	4,569,000	4,396,000
Research and development	1,395,000	890,000	3,489,000	1,812,000
Marketing, general and administrative	722,000	2,953,000	2,659,000	4,702,000

Total operating costs and expenses	3,400,000	5,415,000	10,717,000	10,910,000

Loss from operations	(2,035,000)	(2,847,000)	(5,675,000)	(5,003,000)

Other income (expense):
Interest expense, net	(107,000)	(237,000)	(320,000)	(536,000)
Financing expense	—	—	(15,000)	(287,000)
Other income	—	25,000	—	75,000
Loss on disposal of assets	—	—	—	(29,000)

Net loss	$(2,142,000)	$(3,059,000)	$(6,010,000)	$(5,780,000)

Net loss per common share:
Basic	$(.06)	$(.21)	$(.16)	$(.50)

Diluted	$(.06)	$(.17)	$(.16)	$(.44)

Weighted average shares outstanding:
Basic	38,160,733	14,881,478	38,160,733	11,511,377

Diluted	38,160,733	18,057,835	38,160,733	13,086,892

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENT & STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2004

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Unearned Stock Compensation	Stock Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at September 30, 2003	8,021,886	$80,000	38,160,733	$382,000	$33,581,000	$(18,168,000)	$—	$(17,150,000)	$(1,275,000)
Collection on stock subscription	—	—	—	—	—	—	—	4,496,000	4,496,000
Settlement of dispute regarding stock subscription receivable	—	—	—	—	(250,000)	—	—	250,000	—
Issuance of stock compensation	—	—	—	—	14,000	—	(14,000)	—	—
Amortization of unearned stock compensation	—	—	—	—	—	—	3,000	—	3,000
Net loss	—	—	—	—	—	(6,010,000)	—	—	(6,010,000)

Balance	8,021,886	$80,000	38,160,733	$382,000	$33,345,000	$(24,178,000)	$(11,000)	$(12,404,000)	$(2,786,000)

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

(unaudited)

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Cash flows from operating activities:
Net loss	$(6,010,000)	$(5,780,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	203,000	180,000
Amortization	91,000	91,000
Issuance of common stock, options and warrants for services	4,000	227,000
Loss on asset disposal	—	29,000
Amortization of discounts related to debt	40,000	2,124,000
Changes in cash resulting from changes in:
Accounts receivable	406,000	(317,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(68,000)	(55,000)
Inventories	107,000	181,000
Other	105,000	134,000
Accounts payable and accrued liabilities	1,182,000	(1,174,000)
Customer deposits	(76,000)	204,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(94,000)	145,000

Net cash flows from operating activities	(4,110,000)	(4,011,000)

Cash flows from investing activities:
Purchase of property and equipment	(395,000)	(32,000)
Proceeds from the disposal of assets	—	14,000

Net cash flows from investing activities	(395,000)	(18,000)

Cash flows from financing activities:
Repayment of short-term borrowings	(103,000)	—
Repayment of notes payable and long-term debt	(285,000)	(27,000)
Proceeds from notes payable and long-term debt	—	2,517,000
Proceeds from sale of common stock	—	2,500,000
Proceeds from stock subscription receivable	4,496,000	—
Financing costs paid	—	(326,000)

Net cash flows from financing activities	4,108,000	4,664,000

Net change in cash	(397,000)	635,000
Cash at beginning of period	538,000	494,000

Cash at end of period	$141,000	$1,129,000

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$33,000	$20,000

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

Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

	June 30, 2004	June 30, 2003
Net loss, as reported	$(2,142,000)	$(3,059,000)

Stock-based compensation, as reported	$4,000.00	—

Stock-based compensation under fair value method	$385,000	73,000

Pro-forma net loss under fair value method	$(2,523,000)	$(3,132,000)

Basic net loss per share, as reported	$(.06)	$(0.21)

Pro-forma net loss per share under fair value method	$(.07)	$(0.31)

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

3. Stock subscription receivable:

In June 2003, pursuant to an Investment Agreement (the “Agreement”), the Company sold 27,891,037 shares of common stock and 8,021,886 shares of preferred stock (each share of preferred stock is convertible into common stock on a one for two share basis). The purchase price for the shares, which represents 81% of our capital stock, was $20,000,000 in cash and notes, payable as follows:

(i)	$2,500,000 was collected in June 2003 which included an offset for the repayment of a $530,000 loan previously received by the Company from the purchaser;

(ii)	$2,500,000 was collected in September and October 2003

(iii)	$2,500,000 was collected through June 2004

(iv)	$2,500,000 due on June 16, 2005

(v)	$5,000,000 due on June 16, 2006

(vi)	$5,000,000 due on June 16, 2007

The purchaser, Accentia, Inc. is a strategic investor. Accentia is a privately-held biopharmaceutical company which provides commercialization services for its own portfolio of pharmaceuticals and in partnerships with biotech companies.

The purchaser has agreed to exercise its reasonable efforts to advance funds to us against the stock subscription receivable before the funds are otherwise due under the terms of

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

the stock subscription. The advance of stock subscription payments before they become due is at the discretion of the purchaser which has no commitment to make any advance payment. Additionally, the purchaser has made no representation regarding its ability to make such advance payments. Of the $2,500,000 stock subscription which was due on June 16, 2004, approximately $2.2 million was received before its due date. Further, $593,000 was received subsequent to June 16, 2004 against the stock subscription due on June 16, 2005. The loans are secured by a general security interest memorialized in a Line of Credit Promissory Note and a Security Agreement between the purchaser and us.

4. Liquidity and management plans:

During the nine months ended June 30, 2004 the Company incurred a net loss of $6,010,000. At June 30, 2004 the Company had an accumulated deficit of $24,178,000 and working capital deficit of approximately $1,683,000, and the Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of stock subscription receivable, collections of future stock subscription receivables prior to their due date and by allowing its accounts payable to increase . The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2003 citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern. As described in Note 3, on June 16, 2003, the Company sold approximately 81% of its capital stock for $20,000,000 in cash and notes. In connection with that transaction, the Company has received $7,596,000 in cash and the remaining principal balance of $12,404,000 in promissory notes due in various installments through June 16, 2007. The Company plans to fund its ongoing operational and development costs through the receipt of stock subscription receivables, including our anticipation of collections of such subscription receivables prior to their anticipated due dates (See Note 3 to the Condensed financial statements) and through as yet unidentified equity and debt financing transactions. We have no commitment for our required funding. There is no assurance that the required funds can be obtained on terms acceptable or favorable to us, if at all.

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

On April 27, 2004, the Investigational New Drug Application (“IND”) regarding our vaccine was transferred to us from the NCI resulting in the quarterly payment obligation being replaced with a direct obligation for us control vaccine development and to pay the related vaccine development expenses. Our last quarterly payment to the NCI was made in January, 2004 and we continue to owe approximately $278,000 to the NCI which is past due.

During the nine months ended June 30, 2004, we utilized $395,000 of cash for capital

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

expenditures compared with $32,000 for the nine months ended June 30, 2003. The increase in the current year was primarily attributable to expenditures made to upgrade our Worcester laboratory facility to comply with our plan to produce vaccines for the clinical trial, in combination with the transfer of the IND from the NCI to Biovest in April 2004.

On August 17, 2004 we agreed to enter into a Biologic Products Commercialization Agreement with Accentia, Inc which owns eighty one percent of our outstanding stock, whereby Accentia will be our exclusive commercialization partner for all biologics products, including without limitation our therapeutic Cancer Vaccine for Non-Hodgkins Lymphoma. For so long as Accentia owns fifty one percent or more of our outstanding capital stock we will only be required to reimburse Accentia for direct and indirect expenses. Should Accentia own less than fifty one percent of our outstanding capital stock, the agreement requires that we pay scheduled compensation for these services.

5. Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit valuations of its customers. No customer accounted for 10% or more of revenues for the nine months ended June 30, 2004. Three customers accounted for approximately 18%, 12% and 11% of the Company’s trade accounts receivable balance at June 30, 2004. One customer accounted for 28% of revenues for the nine months ended June 30, 2003. The same customer accounted for approximately 74% of the Company’s trade accounts receivable balance at June 30, 2003.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 36% and 44% for the nine months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2003, one foreign country accounted for 31% of total revenues

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

6. Inventories:

Inventories consist of the following:

June 30, 2004
Finished goods	$115,000
Work-in-process	46,000
Raw materials	531,000

692,000
Less non-current portion	(235,000)

$457,000

The Company has inventory quantities in excess of anticipated sales requirements for the twelve months subsequent to June 30, 2004. Accordingly, a portion of the Company’s inventory balance ($235,000) is classified as a non-current asset as of that date.

7. Stock-based compensation:

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE.

	June 30, 2004		June 30, 2003
Net loss, as reported		$(2,142,000)	$(3,059,000)

Stock-based compensation, as reported	$		—

Stock-based compensation under fair value method		$385,000	73,000

Pro-forma net loss under fair value method		$(2,527,000)	$(3,132,000)

Basic net loss per share, as reported		$(.06)	$(0.21)

Pro-forma net loss per share under fair value method		$(.07)	$(0.31)

8. Income taxes:

No provision for income taxes has been recorded for the nine months ended June 30, 2004 and 2003 due to the losses incurred during the periods. At June 30, 2004, the Company has net operating loss carryforwards of approximately $9,810,000 available to offset future taxable income, which will expire 2022 and 2024. Due to various changes in ownership of the Company, a significant portion of the original $56,000,000 in tax carry-forwards are subject to restrictions with respect to the ability of the Company to use these amounts to offset future taxable income and as a result of these restrictions made an election to waive all but $3,800,000 of the NOL’s to eliminate future basis reductions in the BioVest stock. As a result, the total deferred tax asset of $3,728,000 at June 2004 has been offset by a corresponding $3,728,000 deferred tax asset valuation allowance.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

9. Legal proceedings:

On January 9, 2004, the Company entered into a settlement agreement with a then prospective shareholder wherein BioVest agreed to pay $15,000 in cash and released the prospective shareholder from an obligation to fund a $250,000 stock subscription receivable.

We have received notice of a threatened claim from an individual and a company with which he is affiliated, alleging that certain equipment sold in the past, including by our predecessor company, may have infringed some aspects of patents allegedly held by this individual. We no longer offer the equipment which is the subject of the notice of potential infringement for sale, and do not utilize this equipment for any aspect of our cancer vaccine development. The amount of equipment described in the notice which we historically sold was not material in amount. Based on input from our special intellectual property legal counsel, we believe that our products did not and do not infringe these patents, and/or that the alleged patent claims are invalid. We have commenced a Declaratory Judgment action in U.S. District Court for the District of Minnesota, seeking a declaration that there is no patent infringement and asking for an award of damages against the defendants for tortious interference with our business as a result of their actions in delivering these infringement claims directly to one or more of our customers.

We have received notice that we have been named as a party to litigation commenced by a stockholder seeking to collect a promissory note in the amount of $100,000. This same stockholder has asserted a claim for approximately $1,000,000 in compensation under an employment agreement. The compensation claim is disputed by us. The pending action is limited to matters related to the promissory note. We have not filed an answer and we plan to pursue a potential negotiated resolution of the note and potentially the disputed compensation payment which may include payments pursuant to a schedule. In the absence of a negotiated settlement, we anticipate asserting all available defenses.

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

BIOVEST INTERNATIONAL, INC.

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

Results of Operations

Revenues. Revenues for the three and nine months ended June 30, 2004 of $1,365,000 and $5,042,000 decreased 47% and 15% from $2,568,000 and $5,907,000 for the three and nine months ended June 30, 2003. Due to increased activity, contract cell culture production services increased 233% and 28% for the three and nine months ended June 30, 2004 to $373,000 and $1,847,000 from $112,000 and $1,442,000 for the same periods in 2003. National Cell Culture Center sales for the three and nine months ended June 30, 2004 decreased 38% and 2% to $260,000 and $939,000 compared to $416,000 and $958,000 for the same periods in 2003. The decrease in revenues reflects a non recurring retroactive adjustment made during the 2003 period stemming from higher than anticipated approved indirect cost rates.. Sales of instruments and disposables for the three and nine months ended June 30, 2004 decreased 65% and 39% compared to the same periods in 2003 from $2,040,000 and $3,507,000 to $717,000 and $2,136,000. This reduction is primarily a reflection of a significant multiple systems sale to one customer shipped in stages over the last half of 2003. Revenues of $15,000 and $120,000 were recorded in the three and nine months ended June 30, 2004 from R&D services provided to an affiliated company.

Gross Margin. The overall gross margin decreased for the third quarter of fiscal year 2004 from 39% to 6% and for the nine months ended June 30, 2004 from 26% to 9% versus the comparable periods last year. The decreases in margin are primarily the result of decreased activity and increased cost of sales due to the sales mix, as well as the fixed costs ratio for both years.

Operating Expenses. Research and development expenses for the three and nine months ended June 30, 2004 increased $505,000 and $1,677,000 versus the comparable periods last year. CRADA expenses for the three and nine months ended June 30, 2004 were approximately $1,308,000 and $3,180,000, respectively, and are included in Research and Development in our financial statements. These expenses are associated primarily with

BIOVEST INTERNATIONAL, INC.

vaccine production supporting the on-going clinical trial and design engineering expense associated with designing a more efficient commercially scaleable prototype bioreactor for vaccine production. Marketing, general and administrative expenses decreased $2,231,000 and $2,043,000 in the three and nine months ended June 30, 2004 versus the same period in fiscal 2003. The decrease is attributed largely to the 2003 recognition of $1,763,000 of stock compensation expense related to termination packages of former officers and directors. We also decreased marketing and general and administrative expenses, attributable primarily to decreased management sales personnel and corporate expenses.

Other Expense. Interest expense, net consists of interest expense on the Company’s long-term and short-term loans from affiliates. Interest expense for the three and nine month periods ended June 30, 2004 was $107,000 and $320,000 versus $237,000 and $536,000 for the same periods last year. Financing expense for the nine months ended June 30, 2004 was $15,000 and compared to $287,000 for the nine months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004 the Company had an accumulated deficit of $24,178,000 and a working capital deficit of approximately $1,683,000. During the nine months ended June 30, 2004 we incurred a loss of $6,010,000 and used $4,110,000 of cash flow for operations. Additionally, we have incurred significant losses and cash flow deficits in previous years. During fiscal year 2003 and 2002 we incurred losses of $6,055,000 and $4,200,000. During fiscal year 2003 and 2002, we used $3,205,000 and $297,000 of cash flow for operations. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of stock subscription receivables including collection of such receivables prior to their due date and by allowing its accounts payable to increase. The Company considers its liquidity and capital resource situation to be critical. The Company expects to fund its cash requirements through a combination of advance collections of its stock subscription receivables (see Note 3 to the Condensed Financial Statements) which are payable in increments with the next installment scheduled for June 16, 2005, and through as yet unidentified equity and debt financing transactions. We have no commitment for the required funding and we are subject to the risk that the required funds will not be obtained on terms acceptable or favorable to us, if at all. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to conduct our business.

On June 30, 2004 the Company had a working capital deficit of approximately $1,683,000 compared to a working capital deficit of $239,000 at September 30, 2003.

During the nine months ended June 30, 2004, we utilized $395,000 of cash for capital expenditures compared with $32,000 for the nine months ended June 30, 2003. The increase in the current year was primarily attributable to expenditures made to upgrade our Worcester laboratory facility to comply with our plan to produce vaccines for the clinical trial, in combination with the transfer of the IND from the NCI to Biovest in April, 2004.

In September 2001 the Company entered into a definitive Cooperative Research and

BIOVEST INTERNATIONAL, INC.

Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. Until April 27, 2004, the terms of the CRADA included, among other things, a requirement for us to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. On April 27, 2004, the Investigational New Drug Application (“IND”) regarding our vaccine was transferred to us from the NCI, resulting in the quarterly payment obligation being replaced with a direct obligation for us to control vaccine development and to pay the related vaccine development expenses. Our last quarterly payment to the NCI was made in January , 2004 and we continue to owe approximately $278,000 to the NCI which is past due.

Continued development activities related to our vaccine, including the Phase III clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment and potentially space and related capability necessary to support production requirements anticipated upon approval and as part of commercialization. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required fund or any substantial delay in obtaining required fund would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

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

BIOVEST INTERNATIONAL, INC.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal control over financial reporting in fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOVEST INTERNATIONAL, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 9, 2004, the Company entered into a settlement agreement with a then prospective shareholder wherein BioVest agreed to pay $15,000 in cash and released the prospective shareholder from an obligation to fund a $250,000 stock subscription receivable.

We have received notice of a threatened claim from an individual and a company with which he is affiliated, alleging that certain equipment sold in the past, including by our predecessor company, may have infringed some aspects of patents allegedly held by this individual. We no longer offer for sale the equipment which is the subject of the notice of potential infringement, and do not utilize this equipment for any aspect of our cancer vaccine development. The amount of equipment described in the notice which we historically sold was not material in amount. Based on input from our special intellectual property legal counsel, we believe that our products did not and do not infringe these patents, and/or that the alleged patent claims are invalid. We have commenced a Declaratory Judgment action in U.S. District Court for the District of Minnesota, seeking a declaration that there is no patent infringement and asking for an award of damages against the defendants for tortious interference with our business as a result of their actions in delivering these infringement claims directly to one or more of our customers.

We have received notice that we have been named as a party to litigation commenced by a stockholder seeking to collect a promissory note in the amount of $100,000. This same stockholder has asserted a claim for approximately $1,000,000 in compensation under an employment agreement. The compensation claim is disputed by us. The pending action is limited to matters related to the promissory note. We have not filed an answer and we plan to pursue a potential negotiated resolution of the note and potentially the disputed compensation payment which may include payments pursuant to a schedule. In the absence of a negotiated settlement, we anticipate asserting all available defenses.

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

ITEM 2. CHANGES IN SECURITIES

During the period of this Report, the Company granted the following options:

In November 2003, the Company granted a stock option to the Company’s in-house legal general counsel. The option has the following terms: 500,000 shares at an exercise price of $0.50 per share, exercisable in accordance with the Company’s 2000 Stock Option Plan; one half vested immediately with the balance to vest over three years. The option was granted pursuant to a private transaction exempt under Section 4(2) of the Act.

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

In January 2004, the Company granted options to a non-employee director. These options have the following terms: 400,000 shares at an exercise price of $.50; 100,000 shares vest immediately; 100,000 on the first anniversary of the grant and 200,000 on the second anniversary, exercisable in accordance with the Company’s 2000 Stock Option Plan. The options were granted pursuant to a private transaction exempt under Section 4(2) of the Act.

In January 2004, the Company granted options to a non-employee. These options have the following terms: 100,000 shares at an exercise price of $.50; 50,000 vests on the first anniversary of the grant and 50,000 vests on the second anniversary, exercisable in accordance with the Company’s 2000 Stock Option Plan. The options were granted pursuant to a private transaction exempt under Section 4(2) of the Act.

BIOVEST INTERNATIONAL, INC.

ITEM 6. EXHIBITS AND REPORTS

(a	)	Exhibits

		2.1	Second Amendment to Investment Agreement

		2.2	Biologic Products Commercialization Agreement

		2.3	Line of Credit Promissory Note

		2.4	General Security Agreement

		31.1	Certification by Chief Executive Officer pursuant to Sarbanes –Oxley Section 302.

		31.2	Certification by Chief Financial Officer pursuant to Sarbanes –Oxley Section 302.

		32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

		32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

(b	)	Reports on Form 8-K.

There were no reports on Form 8-K filed during this reporting period

BIOVEST INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 23, 2004
Dr. Stephane Allard
President and Chief Executive Officer

Date: August 23, 2004
James A. McNulty
Chief Financial Officer