Form 10KSB/A
BIOVEST INTERNATIONAL INC
filed 2004-10-12
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

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

INTRODUCTORY NOTE

This form 10-KSBA (the “10K/A”) of Biovest International, Inc. (the “Company”) amends the annual report on form 10-KSB for the year ended September 30, 2003, as filed with the Securities and Exchange Commission (“SEC”) on January 13, 2004 (the “Annual Report”). This 10K/A is being filed for the purpose of amending certain disclosures contained in Part III thereof. This 10K/A corrects information regarding options and warrants granted and outstanding in the years 2001, 2002, and 2003 and shares that underlie same, as well as compensation to named executives.

The Annual Report contained inadvertent formatting errors in the Summary Compensation Table that caused shares underlying options and warrants granted to Christopher Kyriakides and Othon Mourkakos to be reflected in the column regarding “Bonuses” instead of in the column regarding “Securities Underlying Options/SAR’s”. This 10K/A corrects this formatting error in the Summary Compensation Table. As corrected the Summary Compensation Table reflects that no cash Bonus was paid to either of these individuals in the years 2001, 2002, or 2003. In footnote 6 to this Table it was clarified that none of the salary reflected in the Table for Dr. Kyriakides and Mr. Mourkakos was paid in cash when earned. During the fiscal year ended September 30, 2003, $200,000 of the accrued compensation from prior periods was paid to each of Dr. Kyriakides and Mr. Mourkakos, and the balance of the accrued compensation was converted to a four-year promissory note convertible to common stock at $0.50 per share.

This 10K/A provides additional information regarding options, warrants, shares underlying options and warrants, and compensation of named executives.

This Form 10K/A does not reflect any changes to the financial statements contained in Part III.

This Form 10K/A does not reflect events occurring after the filing of the Original Form 10-K, or modify or update the disclosures contained in the Original 10-K in any way other than as required to reflect the amendment set forth above. The filing of this Form 10K/A shall not be deemed an admission that the Original 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

SUMMARY COMPENSATION TABLE*

Name and Principal Position	Fiscal Year	Salary ($)(6)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)
Stephane Allard, MD Chief Executive Officer & Director (1)	2003 2002 2001	$81,667 — —	$60,000 — —	— — —	2,000,000 — —
George Constantin Former Cheif Executive Officer (2)	2003 2002 2001	$56,000 — —	— — —	— — —	— — —
Dr. Christopher Kyriakides Co-Vice Chairman & Director (3)	2003 2002 2001	$220,385 330,000 305,000	— — —	— — —	1,000,000 600,000	(5)
Othon Mourkakos President, Secretary, & Chief Operating Officer (4)	2003 2002 2001	$220,385 330,000 305,000	— — —	— — —	1,000,000 600,000	(5)
Mark Hirschel, Ph. D Chief Scientific Officer (7)	2003 2002 2001	$175,000 175,000 —	— — —		— 50,000 —

(1)	Dr. Allard became Chief Executive Officer on June 16, 2003. He resigned from that position on September 7, 2004 and assumed the position of Director of Medical Affairs with Accentia, Inc., our parent corporation. He remains a director.
(2)	Mr. Constantin resigned as Chief Executive Officer on April 24, 2003. In connection with the change in control of Biovest, Mr. Constantin was awarded 36,000 shares of the Company’s common stock. As of the date of this filing, these shares have not been issued.
(3)	Dr. Kyriakides was appointed Chairman of the Board on July 31, 1999 and was appointed Chief Executive Officer of our company on September 20, 1999. He resigned with the change in control of Biovest on June 16, 2003. He remains a director.
(4)	On September 20, 1999, Mr. Mourkakos was appointed as our President and Chief Operating Officer. He resigned with the change in control on June 16, 2003.
(5)	During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which have a reduced price and term. As a result, at September 30, 2003, Dr. Kyriakides and Mr. Mourkakos each held an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% are currently exercisable at $0.50 per share and 50% are currently exercisable at $0.25 per share.
(6)	None of the salary reflected in the Table for Dr. Kyriakides and Mr. Mourkakos was paid in cash when earned. During the fiscal year ended September 30, 2003, $200,000 of the accrued compensation from prior periods was paid to each of Dr. Kyriakides and Mr. Mourkakos, and the balance of the accrued compensation was converted to a four-year promissory note bearing interest at the rate of 7% per annum, which may be converted into common stock of Biovest at anytime . The number of shares of Biovest common stock to be received by these executives upon conversion of such promissory note shall be determined by dividing the aggregate principal amount of the note being converted plus accrued interest there by $0.50 per common share. See “Certain Relationships and Related Party Transactions” for additional details regarding these notes.
(7)	Dr. Hirschel became our Chief Scientific Officer during the fiscal year ended on September 30, 2002. Compensation from prior years is not reflected herein because Dr. Hirschel was not an executive officer prior to 2002.

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) reimbursement of expenses, (ii) non-employee directors receive five hundred dollars for each Board meeting attended in person, (iii) an annual grant of options to purchase shares of common stock at 100% of market value: 20,000 option shares for Board membership, 5,000 option shares for serving on a committee of the Board and 5,000 option shares for chairing any committee of the Board.

Option Grants During Year Ended on September 30, 2003

The following table sets forth information as to stock options and warrants granted to all named executive officers during the fiscal year ended September 30, 2003. Except as otherwise indicated, these options and warrants were fully vested on the date of grant. Except as otherwise indicated, options were granted at an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The amounts under “Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term” represent the hypothetical gains of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over their exercise price for the full ten-year term of the options. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

Name	Options Granted		Individual Grants		Market Price ($/Sh) on date of grant(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
			% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)
							5%	10%
(a)	(b)		(c)	(d)		(e)	(f)	(g)
Stephane Allard	2,000,000	(2)	25.97%	$0.50	$0.27	6/21/2010	N/A	N/A
Christopher Kyriakides (1)	1,300,000		16.88%	$0.50	$0.27	6/13/2008	N/A	N/A
Christopher Kyriakides (1)	1,300,000		16.88%	$0.25	$0.27	6/13/2008	$43,550	$61,100
Othon Mourkakos (1)	1,300,000		16.88%	$0.50	$0.27	6/13/2008	N/A	N/A
Othon Mourkakos (1)	1,300,000		16.88%	$0.25	$0.27	6/13/2008	$43,550	$61,100

(1)	During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which had a reduced exercise price and term. Currently, Dr. Kyriakides and Mr. Mourkakos each hold an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% are currently exercisable at $0.50 per share and 50% are currently exercisable at $0.25 per share.
(2)	Dr. Allard resigned as our CEO and President on September 7, 2004. He remains a director. As of that date, pursuant to his Employment Agreement a total of 1,145,000 options had become vested.
(3)	The Company’s stock did not publicly trade at the time of grant. The market price was established based on assumptions by management using the Black-Scholes formula.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

None of our named executive officers exercised stock options during fiscal 2003. Set forth below is certain information about the number and value of unexercised stock options held by such officers as of the end of fiscal 2003.

Name Principal Position	Shares Acquired On Exercisable (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options SARs at Fiscal Year- End (#) Excercisable / Unexercisable	Value of Unexcercised Unexcercisable In-the-Money Options SARs at Fiscal Year-End ($) Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)
Christopher Kyriakides, Co-Vice Chairman & Director (1)	—	—	2,600,000/ 0	$ $	325,000/ 0
Othon Mourkakos, Former Officer (1)	—	—	2,600,000/ 0	$ $	325,000/ 0
Stephane Allard, Chief Executive Officer & Director	—	—	1,000,000/ 1,000,000	$ $	0/ 0
Mark Hirschel, Chief Scientific Officer	—	—	83,332/ 66,668	$ $	0/ 0

(1)	These individuals were awarded stock options during the years 2000, 2001, and 2002. During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which had a reduced exercise price and term. Currently, Dr. Kyriakides and Mr. Mourkakos each hold an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% are exercisable at $0.50 per share and 50% are exercisable at $0.25 per share.
(2)	Reflects the difference between the fair market value of the underlying shares of common stock at the end of fiscal 2003 and the various applicable exercise prices of the officers’ outstanding options and warrants. The dollar values do not reflect any options or warrants that had an exercise price in excess of the fair market value of the underlying shares at the end of fiscal 2003. The fair market value at the end of fiscal 2003 was estimated at $0.27.

Ten-Year Option/SAR Repricings

In June 2003, we offered Christopher Kyriakides and Othon Mourkakos together with several other outgoing employees that are not named executive officers, the opportunity to exchange all outstanding stock options granted to them, with an exercise price per share of $1.25 per share or more, under our 2000 Stock Option Plan, for replacement warrants to purchase shares of our common stock at $0.25-0.50 per share. We made this exchange offer in an attempt to create an incentive for such persons to continue employment with the company through the consummation of the change in control transaction and longer, if possible. The participating options were cancelled and are no longer valid as of June 16, 2003. On June 16, 2003, we granted the replacement warrants. The following table describes the participation in the exchange offer by the named executive officers. There were no repricings of stock options held by our named executive officers prior to this exchange offer.

Name	Date	Securities Underlying Options/SAR Repriced or Amended (#)	Market Price of Stock at Time of Repricing or Amendment ($)(1)	Exercise Price at Time of Repricing or Amendment ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Repricing or Amendment
Christopher Kyriakides	6/16/2003	600,000	$0.27	$1.38	$0.50	8 years
Christopher Kyriakides	6/16/2003	700,000	$0.27	$1.50	$0.50	3.3 years
Christopher Kyriakides	6/16/2003	300,000	$0.27	$1.50	$0.25	3.3 years
Christopher Kyriakides	6/13/2003	1,000,000	$0.27	$1.50	$0.25	2.1 years
Othon Mourkakos	6/16/2003	600,000	$0.27	$1.38	$0.50	8 years
Othon Mourkakos	6/16/2003	700,000	$0.27	$1.50	$0.50	3.3 years
Othon Mourkakos	6/16/2003	300,000	$0.27	$1.50	$0.25	3.3 years
Othon Mourkakos	6/16/2003	1,000,000	$0.27	$1.50	$0.25	2.1 years

(1)	The Company’s stock did not publicly trade at the time of repricing. The market price was established based on assumptions by management adjusted using the Black-Scholes formula.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of common stock owned as of October 6, 2004 by (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole vesting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner (1)	Reporting Structure	Aggregate Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)
Steven Arikian (4) 151 Beach 147th Neponsit, NY 11694	CEO, President & Director	125,000		0.27%
Christopher Kyriakides 63 Suffolk Lane Tenafly, NJ 07670	Vice Chairman, Director, 5% Stockholder	4,300,883		9.31%
Peter J. Pappas, Sr. 135 W. 18th Street Second Floor New York, NY 10011	Director, 5% Stockholder	6,739,999		14.58%
Stephane Allard (5) 341 North Woodland Street Englewood, NJ 07631	Director	1,145,000		2.60%
Othon Mourkakos 71 Essex Drive Tenafly, NJ 07670	5% Owner, former officer	4,029,999		8.72%
Francis E. O’Donnell, Jr. (6) 709 The Hamptons Lane Town and Country, MO 63017	Vice Chairman, Director, 5% Stockholder of Parent	20,000		0.04%
James A. McNulty (7) 4419 West Sevilla Street Tampa, FL 33629	Chief Financial Officer, Secretary	250,000		0.54%
Robert Weiss 86 Ladoga Avenue Tampa, FL 33606	Director	35,000		0.08%
Jeffrey Scott 2 Spring Forest Court Owings Mills, MD 21117	Director	30,000		0.06%
Raphael Mannino 36 Meadowview Drive Annandale, NJ 08801	Director	30,000		0.06%
Nicholas Leb (8) 205 Park York Lane Cary, NC 27519	Director	20,000		0.04%
Christopher Chapman 800 Falls Lake Drive Mitchellville, MD 20721	Director	40,000		0.09%
Martin Baum (9) 6012 Farm Pond Road Apex, NC 27523	Director	20,000		0.04%
Mark Hirschel (10)	Chief Scientific Officer	133,995		0.29%
Accentia, Inc. (3) 5310 Cypress Center Drive Suite 101 Tampa, FL 33609	5% Stockholder	35,912,923		77.70%
Hopkins Capital Group, LLC (11) 5310 Cypress Center Drive Suite 101 Tampa, FL 33609	Affiliate of Parent		(10)	(10)
MOAB Investments, LP (12) 2595 Red Springs Drive Las Vegas, NV 89135	Affiliate of Parent		(10)	(10)
Dennis Ryll (12) 2595 Red Springs Drive Las Vegas, NV 89135	Affiliate of Parent		(11)	(11)
All officers and directors as a group		16,919,876		36.64%

(1)	Unless otherwise indicated, the address of each person listed is 5310 Cypress Center Drive, Suite 101, Tampa, FL 33609.

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

In June 2003, we issued the following secured convertible promissory notes to related parties:

(a)	We issued a secured promissory note to Othon Mourkakos, who resigned as our President and COO on June 16, 2003, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

(b)	We issued a secured promissory note to Dr. Christopher Kyriakides, who resigned as our Chairman and CEO on June 16, 2003 and remains our co-Vice Chairman and Director, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued):

(c)	We issued a secured promissory note to Morrison, Cohen, Singer & Weinstein, LLP, our outside counsel, in the principal amount of $886,000 dated June 16, 2003 in consideration of legal services rendered to us, with the following terms: (i) all principal and interest shall be paid in the following manner:

•	$185,000 on June 16, 2003 without any interest having accrued;

•	$150,000 on September 10, 2003;

•	$ 50,000 on June 10, 2004;

•	$ 50,000 on June 10, 2005; and

•	$451,000 on June 10, 2006

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III,(3)

10.5	Biovest International, Inc. 2000 Stock Option Plan. (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement Dated April 24, 2003 with George Constantin (EX-1) (11)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to Biovest International, Inc. (6)

10.12	Promissory Note in principal amount of $15,000 payable to Biovest International, Inc. (6)

10.13	Promissory Note to Othon Lourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors

Othon Mourkakos (6)

David DeFouw, PhD (6)

George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (EX-2) (11)

10.37	Employment Agreement with Dr. Stephane Allard (EX-3) (11)

10.38	Employment Agreement with James McNulty, CPA (EX-4) (11)

10.39	Employment Agreement with James Wachholz (EX-5) (11)

10.40	Employment Agreement with Richard Sakowicz (EX-6) (11)

10.41	Employment Agreement with Samuel Duffey, Esq. (EX-7) (11)

10.42	Employment Agreement with Julian Casciano (EX-8) (11)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, which was filed on August 20, 2001.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003
(10)	Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(11)	Incorporated by reference to the Company’s Form 10-K dated January 13, 2004.

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

BIOVEST INTERNATIONAL, Inc.

Date: October 12, 2004

By:	/s/ Dr. Steven Arikian
Dr. Steven Arikian
Chief Executive Officer, President and Director

By:	/s/ James McNulty
James McNulty
Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

Signature	Title	Date

/s/ Dr. Steve Arikian Dr. Steve Arikian	CEO, President, Chairman and Director	10/12/04

/s/ Dr. Christopher Kyriakides Dr. Christopher Kyriakides	Co Vice-Chairman And Director	10/12/04

/s/ Dr. Francis O’Donnell Dr. Francis O’Donnell	Co Vice-Chairman and Director	10/12/04

/s/ Dr. Stephane Allard Dr. Stephane Allard	Director	10/12/04

/s/ Martin Baum Martin Baum	Director	10/12/04

/s/ Dr. Raphael Mannino Dr. Raphael Mannino	Director	10/12/04

/s/ Peter J. Pappas Sr. Peter J. Pappas Sr.	Director	10/12/04

/s/ Dr. Chris Chapman Dr. Chris Chapman	Director	10/12/04

/s/ Nicholas Leb Nicholas Leb	Director	10/12/04

/s/ Dr. Jeffrey Scott Dr. Jeffrey Scott	Director	10/12/04

/s/ Robert Weiss Robert Weiss	Director	10/12/04

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