Form 10KSB
period 2004-09-30
BIOVEST INTERNATIONAL INC
filed 2005-01-13
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $5,706,000

The aggregate market value of voting common stock held by our non-affiliates as of September 30, 2004 could not be determined because our common stock was not trading in any public market. The number of shares of common stock held by non-affiliates is 9,124,813.

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2004 was: Common Stock, $.01 par value: 38,196,733 shares, and 8,021,886 shares of Preferred Stock.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Our major focus has become the development of our personalized therapeutic cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which we have named Biovaxid ®. FL is a deadly cancer of the white blood cells. . This therapeutic vaccine is currently in a pivotal Phase III clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine . In April, 2004, the Investigational New Drug application (“IND”) for Biovaxid® was transferred to us from the NCI.

We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. In addition to our commercial contract production business, for more than fourteen years we have been designated by the National Institutes of Health as the National Cell Culture Center. We also manufacture instruments and disposables used in the hollow fiber production of cell culture products. Our hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

HISTORICAL AND RECENT EVENTS.

We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. and in 1993; our name was changed to Cellex Biosciences, Inc. In 1998, we entered a bankruptcy preceding which in July 1999, was concluded with the confirmation of our Chapter 11 Plan of Reorganization. In May 2000, we acquired the assets of Unisyn Technologies, Inc., a competitor in hollow fiber perfusion, for a combination of shares of our stock and our assumption of certain Unisyn debts and obligations. This acquisition provided us with additional expertise and proprietary advancements in the hollow fiber perfusion process and expanded our cell culture production capability. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware. In April 2003, we entered into an Investment Agreement with Accentia, Inc. (“Accentia” or “our Parent Corporation”), a privately held, vertically integrated specialty biopharmaceutical company. As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately eighty-one percent of our equity outstanding after the investment. The aggregate investment commitment received from Accentia was twenty million dollars which consisted of cash and a combination of short and long-term notes.

OUR CURRENT BUSINESS

General.

Our business consists of four primary business segments: development of our therapeutic cancer vaccine, Biovaxid ® for FL; commercial production of cell culture products and services; operation of the National Cell Culture Center; and manufacture and sale of instruments and consumables..

Cancer vaccine.

BiovaxidTM

Biovaxid is an injectable patient-specific vaccine that we are developing in conjunction with the National Cancer Institute to treat the follicular form of non-Hodgkin’s lymphoma, or NHL. Biovaxid is a customized immunotherapy that is derived from a patient’s own cancer cells and is designed to utilize the power of each patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. Biovaxid is currently undergoing a pivotal Phase III clinical trial with patients diagnosed with the indolent follicular form of NHL.

The Human Immune System

The immune system is the body’s natural defense mechanism for recognizing and combating viruses, bacteria, cancer cells, and other disease-causing organisms. The primary disease fighting functions of the immune system are carried out by white blood cells. In response to the presence of disease, white blood cells can mediate two types of immune responses, referred to as innate immunity and adaptive immunity. Innate immunity refers to a broad, first line of immune defense that occurs as a part of an individual’s natural biological makeup. Adaptive immunity, on the other hand, is specifically generated by a person’s immune system throughout the person’s lifetime as he or she is exposed to particular pathogens, which are agents such as bacteria or other microorganisms that cause disease. In contrast to the broad but unspecific response of innate immunity, the adaptive immune response generates a highly specific, long-lasting, and powerful protection from repeated infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria, and tetanus.

Adaptive immunity is mediated by a subset of white blood cells called lymphocytes, which are divided into two types: B-cells and T-cells. In the bloodstream, B-cells and T-cells recognize molecules known as antigens, which are proteins or other substances that are capable of triggering a response in the immune system. Antigens include toxins, bacteria, foreign blood cells, and the cells of transplanted organs. When a B-cell recognizes a specific antigen, it secretes proteins, known as antibodies, which in turn bind to a target containing that antigen and tag it for destruction by other white blood cells. When a T-cell recognizes an antigen, it either promotes the activation of other white blood cells or initiates destruction of the target cells directly. A person’s B-cells and T-cells can collectively recognize a wide variety of antigens, but each individual B-cell or T-cell will recognize only one specific antigen. Consequently, in each person’s bloodstream, only a relatively few lymphocytes will recognize the same antigen.

In the case of cancer, cancer cells produce molecules known as tumor-associated antigens, which are present in normal cells but may be over-produced in cancer cells. T-cells and B-cells have receptors on their surfaces that enable them to recognize the tumor associated antigens. While cancer cells may naturally trigger a T-cell-based immune response during the initial appearance of the disease, the immune system response may not be sufficiently robust to eradicate the cancer. The human body has developed numerous immune suppression mechanisms to prevent the immune system from destroying the body’s normal tissues, and because all cancer cells are originally normal tissue cells, they are often able to aberrantly active and exploit these mechanisms to suppress the body’s immune response, which would normally destroy them. Even with an activated immune system, the number and size of tumors can overwhelm the immune system.

In the case of cancer and other diseases, immunotherapies are designed to utilize a person’s immune system in an attempt to combat the disease. There are two forms of immunotherapy used to treat diseases: passive and active. Passive immunotherapy is exemplified by the intravenous infusion into a patient of antibodies specific to the particular antigen, and while passive immunotherapies have shown clinical benefits in some cancers, they require repeated infusions and can cause the destruction of normal cells in addition to cancer cells. An active immunotherapy, on the other hand, generates an adaptive immune response by introducing an antigen into a patient, often in combination with other components that can enhance an immune response to the antigen. Although active immunotherapeutics have been successful in preventing many infectious diseases, their ability to combat cancers of various types has been limited by a variety of factors, including the inability of tumor antigens to elicit an effective immune response, difficulty in identifying suitable target tumor antigens, inability to manufacture tumor antigens in sufficiently pure form, and inability to manufacture sufficient quantities of tumor antigens. Nevertheless, there are many active immunotherapeutics for cancer in the late stages of clinical trials, and some are demonstrating encouraging results.

There are two features of follicular NHL that make it a particularly attractive form of cancer for treatment with an active immunotherapeutic approach. First, the malignant B-cell lymphocytes in follicular NHL have a single, identifiable tumor-specific antigen that is expressed on the surface of each and every cancerous B-cell in a particular patient. This is in contrast to other solid cancer tumors, such as prostate, pancreatic, or lung carcinomas, which have a heterogeneous expression of different kinds of antigens on their cell surfaces and for which identification and inclusion of all tumor-specific antigens is very challenging. Second, in cases of relapse after conventional treatment, the malignant B-cells in follicular NHL represent the original cancerous clone. Consequently, the cancer cells that survive treatment of NHL seem to always represent tumor cells with the same antigen idiotype. An idiotype consists of the characteristics of an antigen that make it unique.

Non-Hodgkin’s Lymphoma

NHL is a cancer of the lymphatic system, which is a part of the immune system and serves as the body’s primary blood filtering and disease fighting tissue. In NHL, cells in the lymphatic system become abnormal, divide and grow, and eventually gain the ability to evade the immune system, outlive their normal programmed lifespan, and spread through the body in an uncontrolled fashion. In NHL, the immune system does not provide a sufficiently strong and active response to the activities of these abnormal cells.

NHL is the sixth most common cancer and the sixth leading cause of death among cancers in the U.S. There are approximately 56,000 new cases of NHL diagnosed each year in the U.S. with a comparable number estimated in Europe. Currently in the U.S., there are over 300,000 patients diagnosed with NHL.

NHL is usually classified for clinical purposes as being either “indolent” or “aggressive,” depending on how quickly the cancer cells are likely to grow and spread. The indolent, or slow-growing, form of NHL has a very slow growth rate and may need little or no treatment for months or possibly years. Aggressive, or fast-growing, NHL tends to grow and spread quickly and cause severe symptoms. Indolent and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular B-cell NHL. Follicular NHL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite the slow progression of indolent B-cell NHL, the disease is almost invariably fatal. According to the American Cancer Society, the median survival time from diagnosis for patients with indolent B-cell NHL having stage III or IV follicular B-cell NHL is between seven and ten years. Unlike indolent B-cell NHL, approximately 40% of aggressive B-cell NHL cases are cured by standard chemotherapy.

Chemotherapy is widely used as a first line of treatment for NHL. Although chemotherapy can substantially reduce the tumor mass and in most cases achieve a clinical remission, the remissions are generally short-lived. Indolent B-cell NHL patients relapse within a few months or years of initial treatment, and the cancer usually becomes increasingly resistant to further chemotherapy treatments. Eventually, the patient’s response to therapy is so brief and weak that further chemotherapy would offer no clinical benefit.

A number of passive immunotherapies, such as Rituxan, Bexar, and other monoclonal antibodies, have demonstrated the ability to induce remission in patients with indolent B-cell NHL. A monoclonal antibody is a highly specific antibody produced in large quantity by the clones of a single hybrid cell formed in the laboratory by the fusion of a B-cell with a tumor cell. To date, these therapies alone have generally failed to provide unlimited remissions for most patients, and their cost and side-effects are often significant. Rituxan is used in approximately 67% of all new cases of NHL per year with U.S. sales estimated to exceed a billion dollars annually.

Development of Patient-Specific Vaccine for NHL

During the late 1980s, physicians at Stanford University began development of an active immunotherapy for the treatment of indolent B-cell NHL, and the work was thereafter continued by Dr. Larry Kwak and his colleagues at the National Cancer Institute, or NCI. In 1996, the NCI began a Phase II clinical trial and selected our Biovest subsidiary to produce the vaccine for the trial. In 2001, Biovest entered into a cooperative research and development agreement, or CRADA, with the NCI under which we jointly conducted the Phase III clinical trial. The NCI filed the Investigational New Drug application, or IND, for Biovaxid in 1994, and in April 2004, sponsorship of the IND was formally transferred from the NCI to us.

Studies have shown that treatment with an active immunotherapy should allow a patient’s own immune system to produce both B-cells and T-cells that recognize numerous portions of the tumor antigen and generate clinically significant immune responses. With respect to follicular NHL and other cancers, tumor cells remaining in the patient after completion of surgery, radiation, and chemotherapy are the cause of tumor relapse. These residual tumor cells cannot be detected by imaging, but their destruction may be feasible by active immunotherapy. With a patient-specific active vaccine, patients receive their own tumor idiotype, as the vaccine is customized for the tumor target of the individual patient. Repeated vaccination with such a tumor vaccine provides the patient’s immune system with an additional opportunity to be effectively activated by the tumor cell itself.

Our research has focused on the indolent form of follicular NHL, which accounts for about 90% of newly diagnosed cases of follicular NHL. In about 30% of the indolent cases, there is transformation of the indolent form to a more aggressive lymphoma, such as large-cell follicular NHL. This transformation is typically an early event in the course of the disease, usually occurring before the sixth year after diagnosis, and it is mainly observed in patients with known adverse prognostic factors. It is the goal of Biovaxid to intervene in the transformation process by treating newly diagnosed patients in their first clinical remission with the hope of inducing indefinitely prolonged remission and thereby eliminating the possibility of transformation to a more aggressive form of the disease.

Biovaxid Treatment and Production Process

Biovaxid is designed to utilize the power of each patient’s immune system and cause it to recognize and destroy cancerous lymphoma cells while sparing normal B-cells. Typically, all of a patient’s cancerous B-cells are replicate clones of a single malignant B-cell, and, accordingly, all of a patient’s cancerous B-cells express the same surface antigen idiotype that is not present on non-cancerous tissue. Biovaxid is designed to use the patient’s own antigen idiotype from the patient’s tumor cells to direct the patient’s immune system to mount a targeted immune response against the tumor cells. In general, the therapy seeks to accomplish this result through the extraction of tumor cells from the patient, the culturing and growing of a cell culture that secrets proteins bearing same antigen idiotype found in the patient’s tumor cells, the production and enhancement of a purified version of the cancer idiotype antigen, and the injection of the resulting vaccine into the patient. By introducing a highly-concentrated purified version of the cancer antigen into the patient’s system, the vaccine is designed to trigger the immune system to mount a more robust response to the specific antigen, in contrast to the comparatively weak and insufficient pre-vaccination response. Because the antigen is specific to the cancerous B-cells and not found on normal B-cells, the immune response should target the cancerous B-cells for destruction and not cause harm to the normal cells.

The following briefly summarizes the general steps in the Biovaxid treatment and production process:

•	Step One. A sample of the patient’s tumor is extracted by a biopsy performed by the treating physician at the time of diagnosis, and the sample is shipped refrigerated to our manufacturing facility in Worcester, Massachusetts.

•	Step Two. At our manufacturing facility, we identify the antigen idiotype that is expressed on surface of the patient’s tumor cells through laboratory analysis.

•	Step Three. The patient’s tumor cells are then fused with an exclusively licensed laboratory cell line from Stanford University to create a hybridoma. The hybridoma is a hybrid cell resulting from the fusion of a patient tumor cell and a murine/human heterohybridoma myeloma cell, which is an antibody-secreting cell created from a fused mouse and human cell. The purpose of creating a hybridoma is to create a cell that secretes antigens bearing the same idiotype as the patient’s tumor cells. The hybridoma cell can be used to produce the vaccine because the tumor-specific antigen expressed on the surface of the patient’s tumor cells is itself an antibody.

•	Step Four. After the creation of the hybridoma, we use a special technique to determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine.

•	Step Five. The selected hybridoma cells are then seeded into our hollow fiber bioreactors, where they are cultured and where they secrete an antigen bearing the same idiotype as the patient’s tumor cells. The secreted antigens are then collected as they are forced out of the hollow fibers.

•	Step Six. After a sufficient amount of antigen is collected for the production of an appropriate amount of the vaccine, the patient’s antigen idiotype is purified using an affinity chromatography column. Affinity chromatography is a technique used to separate and purify a biological molecule from a mixture by passing the mixture through a column containing a substance to which the biological molecule binds Step Seven. The resulting purified idiotype antigen is then conjugated with keyhole limpet hemocyanin, or KLH, to create the vaccine. KLH is a foreign carrier protein that is used to improve the immumogenicity of the tumor-specific antigen. The vaccine is then frozen and shipped to the treating physician.

•	Step Eight. At the treating physician’s office, the vaccine is thawed and injected into the patient as an antigen. We expect that the initial vaccination will typically commence six months after the patient enters clinical remission following chemotherapy. The vaccine is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with an antigen to stimulate the immune system and increase the response to the antigen. The patient is administered five monthly injections of the vaccine in the amount of ½ milligram of vaccine per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific antigens are used to stimulate the patient’s immune system into targeting and destroying B-cells bearing the same antigen idiotype.

To our knowledge, Biovaxid is the only NHL vaccine currently in development under an IND that is produced through a hybridoma process. The hybridoma process is different from the recombinant process, which is the method being used by other companies that are currently developing an active idiotype immunotherapeutic for NHL. In the recombinant process, the patient’s own tumor cells are not fused with lymphocytes, but instead the vaccine is produced by introducing genetic material bearing certain portions (known as the variable light and variable heavy chains) of the tumor-derived idiotype protein into mammalian or insect cells. Whereas the hybridoma method will produce high-fidelity copies of the antigen that, through clonal reproduction, exactly replicates the original gene sequences of the tumor specific idiotype of the parent tumor cell, the recombinant method gives rise to protein products that have combinations of gene sequences different from those of the patient’s tumor.

We use a method known as “hollow-fiber perfusion” to produce the cell cultures used in the manufacture of Biovaxid. Hollow-fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow-fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. We believe that hollow-fiber technology permits harvests of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow-fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

We believe that our vaccine’s anti-tumor effect could exceed that of non-targeted traditional therapy, such as chemotherapy, as our therapy arises from the immune system’s defense cells’ innate ability to selectively target foreign antigens while not attacking the normal healthy B-cells. The immune response triggered by our vaccine against the cancerous tissue is a natural disease-fighting mechanism without causing the side-effects associated with chemotherapy and radiation used to traditionally treat NHL. We also believe that our vaccine’s effectiveness could exceed that of passive immunotherapies, such as Rituxan, Bexar, and other monoclonal antibodies. Unlike Biovaxid, these therapies do not target the unique antigen idiotype that is found on the surface of the patient’s tumor cells. Instead, they target an antigen that is common to all B-cells, known as the CD-20 antigen, which results in the undesirable destruction of normal B-cells.

Manufacture of Biovaxid

We manufacture Biovaxid at Biovest’s own manufacturing facility in Worcester, Massachusetts. We believe that our Worcester facility is sufficient to produce the vaccine required for the product’s clinical trials. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our existing facility in Worcester, although we will likely need to develop additional facilities or utilize third-party contract manufacturers to fully support commercial production for the U.S. markets. To penetrate markets outside of the U.S., we may enter into collaborations with well-established companies that have the capabilities to produce the product. To facilitate commercial production of the vaccine, we are developing proprietary manufacturing equipment that integrates and automates various stages of vaccine production. We believe that such equipment will reduce the space and staff currently required for production of the vaccine.

Development Status

In April 2004, the NCI formally transferred sponsorship of the IND for Biovaxid to us, which gives us the right to communicate and negotiate with the FDA relating to the approval of Biovaxid and to conduct the clinical trials for the vaccine. Biovaxid is in a pivotal phase III clinical trial which was started in January 2000 by the NCI. There are currently 19 clinical sites and 174 patients enrolled in the clinical trial. In April 2004, we filed an application with the FDA to have Biovaxid designated an orphan drug based on the size of the population diagnosed with indolent follicular NHL. We are currently pursuing this designation which, if granted, would potentially provide a seven year period of market exclusivity in the U.S. for the product if it is the first such vaccine approved for indolent follicular NHL. The objective of our Phase III clinical study is to measure the efficacy of the active idiotype vaccination in regards to prolongation of the period of disease-free survival when compared to treatment with a control vaccine consisting solely of KLH in patients with indolent follicular NHL. The patients being treated under this protocol have been diagnosed with previously untreated Stage 3-4 follicular NHL, Grades I-IIIa, which are the indolent slowly progressing forms of the disease that historically have been incurable. This clinical trial commenced in early 2000 and is currently underway at 21 treatment centers in the U.S. This is a double-blind study, meaning that neither the subjects of the study nor the researchers know the drug, dosage, or other critical aspects of the study in order to guard against bias and the effects of the control vaccination. Of the 375 patients planned to take part in the Biovaxid or control arm of the study, 250 patients are scheduled to be randomly selected, or randomized, for the Biovaxid treatment arm, and 125 are schedule to be randomized to the control arm. Of the 250 patients who are scheduled to be randomized to the Biovaxid treatment arm, we estimate that approximately one third have completed the series of vaccinations and are in the follow-up phase of the trial. The patients being treated with Biovaxid have received or are receiving a series of 5 vaccinations administered over a 6 month period. Each vaccination is accompanied by a series of 4 injections of GM-CSF. PACE chemotherapy (prednisone, doxorubicin, cytoxan and etoposide) is administered until patients achieve their best response, which is a minimum of 6 cycles over 6-8 months. Those patients achieving a complete remission are then randomized to receive vaccination with either Biovaxid or the KLH control in a 2:1 ratio respectively. After a 6 month waiting period while the patient’s immune system reconstitutes, the patient initiates the vaccination series. The primary endpoint is a comparison between treatment groups of the median duration of disease free survival measured from the time of randomization to the point of confirmed relapse. Data from the trial are reviewed periodically (at least annually) by an independent safety data monitoring board. It is planned that annual data reviews of both efficacy and safety will be conducted throughout the duration of the trial, and the next assessment is scheduled to occur in July 2005. At such time that the interim analysis confirms a statistically significant difference between active and control groups, the data will be assembled for submission of a Biologics License Application requesting FDA’s approval for commercialization of Biovaxid.

The objective of the Phase II clinical investigation was to study the ability of an idiotype vaccine to elicit tumor-specific T-cell immunity in follicular B-cell NHL patients, as measured by the ability of the patient’s T cells to specifically destroy their own tumor cells in vitro and to exert anti-tumor effects as measured by the elimination of cells from the peripheral blood of a uniform group of patients. In this study conducted by the NCI, 20 patients achieved complete remission and received a series of 5 Biovaxid and GM-CSF injections over a 6 month period. Eight of these patients totally cleared all residual tumor cells post vaccination. The molecular remission was sustained for a median 18 months, with a range of 8 to 32 months. T-cell responses specific for the patient’s NHL idiotype were also observed in 85% of patients. At the end of the study assessment, 18 of 20 patients remained in continuous complete remission for a median 42 months, with a range of 28 to 52 months. After long term follow-up at 7 years post vaccination, as published by the NCI in 2003 in the proceedings of the American Society of Hematology, 18 of 20 patients survived, and 10 of 20 patients remained in complete continuous remission. In the Phase II study, 95% of the patients treated with Biovaxid mounted an immune response specific to their individual tumor cells.

Proprietary Rights to Biovaxid

Our proprietary position in the Biovaxid vaccine and production process is based on a combination of patent protection, trade secret protection, our development relationship with the NCI, and our ongoing innovation. Although the composition of matter of the Biovaxid vaccine is not patentable, we have filed provisional patent applications on the type of cell media that is used to grow cell cultures in the production of our vaccine and also on an integrated production and purification system used to produce and purify the product in an automated closed system. We also hold a patent on the cycling technology that is used in the vaccine production machinery, although this patent will expire in 2006. We believe that, without the availability of an automated production and purification system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up and control in a regulated manner.

Our CRADA with the NCI provides that we will have exclusive ownership rights to any inventions that arise under the CRADA solely through the efforts of our employees, and we will have a first option to exclusively license any other technology that may be developed under the CRADA by the parties jointly or by the NCI by itself. In light of the recent transfer of the Biovaxid IND to us, we believe that any future developed patentable inventions under the CRADA will likely be developed solely by our own employees. The CRADA also provides for confidentiality obligations with respect to any new data, technology, or inventions that may be patentable.

In October 2004, we entered into an agreement with Stanford University giving us exclusive worldwide rights to two proprietary hybridoma cell lines that are used in the production of Biovaxid. These are the same fusion cell lines that have been used by researchers at Stanford and the NCI to perform their studies of the hybridoma idiotype vaccine in NHL. This agreement, which extends through 2019, provides for up-front royalties and milestone payments payable to Stanford, as well a per-patient royalty based on the number of patients treated with the therapy.

During the fiscal years ended September 30, 2004, and September 30, 2003, we spent approximately $5,189,000 and $1,800,000, respectively for research, development, clinical trial and other expenses related to the vaccine. In addition to these expenses directly related to the development of the vaccine, we spent approximately $351,000 and $761,000 on research and development relating to our hollow fiber production instruments, disposables and production processes in 2004 and 2003, respectively.

There are many risks and costs involved in clinical trials. There is no certainty that we will successfully complete the Phase III clinical trial. Even if the clinical trial is successful, there is no certainty that the vaccine can be produced at a competitive or acceptable cost nor that the vaccine can become an accepted treatment for FL.

Cell Culture Products and Services.

We manufacture cell culture products such as mammalian and insect cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $2,100,000 (approximately 28% of our aggregate revenues) and approximately $2,200,000 (approximately 27% of our aggregate revenues) for the fiscal years ended September 30, 2004 and September 30, 2003, respectively.

Our customers include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

Currently, our marketing is conducted by our chief marketing officer together with one employed salesmen. Our sales personnel market our cell culture production services as well as our line of instruments and disposables.

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

National Cell Culture Center.

In connection with a grant from the National Institutes of Health, which will expire according to its terms unless renewed in September, 2005, we serve as the National Cell Culture Center which we maintain at our Minneapolis, Minnesota facility. We were first designated the National Cell Culture Center in 1990 and we have continuously served as the National Cell Culture Center for more than fourteen years. The National Cell Culture Center is a non-profit research resource facility established and sponsored by the National Center of Resources for Research of the National Institutes of Health. The National Cell Culture Center provides customized cell culture services for basic research laboratories. As the National Cell Culture Center we have had experience with the production of over 1500 unique or common cell lines. Through the National Cell Culture Center, the National Institutes of Health subsidizes cell culture services and product production to support research and development primarily at universities. We receive revenues from the National Institutes of Health in the form of a grant and fees from customers which use the National Cell Culture Center services. For the fiscal years ended September 30, 2004, and September 30, 2003, we received revenue of approximately $1,100,000 (approximately 19% of our aggregate revenue) and $1,300,000 (approximately 15% of our aggregate revenue), respectively from our business activities as the National Cell Culture Center.

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

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, culture ware, tubing sets and other disposable products and supplies for use with our instruments. Revenue from such disposable products represented approximately 32% of our total revenue from this business segment for the fiscal year ended September 30, 2004.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Instruments and Disposables (continued)

For the fiscal years ended September 30, 2004, and September 30, 2003, we received revenue of approximately $2,300,000 (approximately 41% of our aggregate revenue) and $4,800,000 (approximately 58% of our aggregate revenue), respectively from this business segment.

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

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow fiber perfusion process and instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have fourteen (14) issued United States patents and several foreign counterparts. The expiration dates of our presently issued United States patents range from December 2006 to November 2017. A list of our active U.S patents follows:

Patent No.	Title and Inventor(s)	Filing Date/ Issue Date	Expiration Date
4,889,812	BIOREACTOR APPARATUS by Perry W. Guinn	May 12, 1986/ Dec. 26, 1989	Dec. 26, 2006

4,894,342	BIOREACTOR SYSTEM by Perry W. Guinn	Sept. 22, 1986/ Jan. 16, 1990	Jan. 16, 2007

5,656,421	MULTI-BIOREACTOR HOLLOW FIBER CELL PROPAGATION SYSTEM AND METHOD By Timothy C. Gebhard	Feb. 12, 1991/ Aug. 12, 1997	Jan 30, 2009 TD

5,998,184	BASKET-TYPE BIOREACTOR by Yuan Shi	Oct. 8, 1997/ Dec. 7, 1999	Oct. 8, 2017

5,416,022	CELL CULTURE APPARATUS by Bruce P. Amiot	Oct. 29, 1993/ May 16, 1995	Jan 7, 2009 TD

5,330,915	PRESSURE CONTROL SYSTEM FOR A BIOREACTOR by John R. Wilson	Oct. 18, 1991/ Jul. 19, 1994	Oct. 18, 2011

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/ Jul. 30, 1996	July 30, 2013

5,631,006	IMMUNOTHERAPY PROTOCOL OF CULTURING LEUKOCYTES IN THE PRESENCE OF INTERLEUKIN-2 IN A HOLLOW FIBER CARTRIDGE by Georgiann B. Melink	Jun. 7, 1995/ May 20, 1997	May 20, 2014

4,804,628 (EP198032B)	HOLLOW FIBER CELL CULTURE DEVICE AND METHOD OF OPERATION by Ray F. Cracauer	Aug. 19, 1987/ Feb. 14, 1989	Feb. 14, 2006

4,629,686	APPARATUS FOR DELIVERING A CONTROLLED DOSAGE OF A CHEMICAL SUBSTANCE by Michael L. Gruenberg	Jun. 14, 1982/ Dec 16, 1986	Oct. 21, 2003 TD

4,650,766	CULTURING APPARATUS by William H. Harm	Oct 9, 1984/ Mar. 17, 1987	Oct. 9, 2004

4,973,558	METHOD OF CULTURING CELLS USING HIGHLY GAS SATURATED MEDIA by John R. Wilson	Apr. 28, 1988/ Nov. 27, 1990	April 28, 2008

5,202,254	PROCESS FOR IMPROVING MASS TRANSFER IN A MEMBRANE BIOREACTOR AND PROVIDING A MORE HOMOGENOUS CULTURE ENVIRONMENT by Bruce P. Amiot	Apr. 13, 1993/ Oct. 11, 1990	Oct. 11, 2010

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/ Dec 14, 1999	Nov. 14, 2017

5,622,857	HIGH PERFORMANCE CELL CULTURE BIOREACTOR AND METHOD by Randal A. Goffe	Aug. 8, 1995/ April 22, 1997	Feb. 9, 2014

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

GOVERNMENT REGULATIONS

The Food and Drug Administration (FDA) has extensive regulatory authority over biopharmaceutical products (drugs and diagnostic products produced from biologic processes). The principal FDA regulations that pertain to our cell production activity include, but are not limited to 21CFR Parts 600 and 610 – General Biological Products and Standards; 21 CFR Parts 210 and 211 – current Good Manufacturing Practices for Finished Pharmaceuticals; 21 CFR Part 820 – Quality System Regulations (medical devices); and 21 CFR Part 58 – Good Laboratory Practice for Non-Clinical Laboratory Studies. FDA’s guidelines include controls over procedures and systems related to the production of mammalian proteins and quality control testing of any new biological drug or product intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products). FDA guidelines are intended to assure that the biological drug or product meets the requirements through rigorous testing with respect to safety, efficacy, and meet the purity characteristics for identity and strength. FDA approvals for the use of new biological drugs or products (that can never be assured) require several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products (biological drug or product) are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

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

EMPLOYEES

As of January 10, 2005, we had fifty-five full-time employees, including twenty-one in research and development, eight in manufacturing and quality control, fifteen in contract production services, two in marketing and sales and nine in management, administrative and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR FURTHER LOSSES

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2004 and September 30, 2003, we reported losses and negative cash flow of ($8,996,000) and ($6,055,000) and ($5,382,000) and ($3,205,000), respectively. Through September 30, 2004, we have an aggregate accumulated deficit of $27,000,000. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the CRADA. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The net losses incurred and the need for additional funding raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL NEED ADDITIONAL FINANCING

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia. Under this agreement, we have received an aggregate investment of nine million dollars in cash and we have the expectation of receiving an additional eleven million dollars as the promissory notes become due. Until the promissory notes are paid we will be subject to the risk of non-payment. Such risk includes matters beyond our control such as the financial condition and other matters that may affect the ability of Accentia to timely pay principal or interest when due under the promissory notes. In August 2004, we entered into a Second Amendment to the Investment Agreement with our parent, Accentia, Inc. (the “Amendment”). This Amendment provides that Accentia will use reasonable efforts (without altering the terms of Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note will be credited against installments as they become due and payable under the outstanding Promissory Note. Accentia has made no firm commitment to make any advances, nor has it made any representation as to its financial ability to make any such advances. In addition to the funds we anticipate receiving from these promissory notes; we anticipate that we may need additional funding to complete our obligations under the CRADA. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs. No assurance can be given that we will be able to obtain such additional funds on terms acceptable or favorable to us, or at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to perform under the CRADA.

THERE IS A HIGH RISK OF FAILURE BECAUSE WE ARE TRYING TO DEVELOP A NEW CANCER VACCINE

We are pursuing a novel and relatively unproven patient specific cancer therapy. Commercialization requires successful completion of the ongoing clinical trial, governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our vaccine is subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

•	our technology or the product based on our technology will be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals;

•	future products based on our technology will be difficult to manufacture on a large scale or at all or will prove to be uneconomical to produce or market;

•	proprietary rights of third parties will prevent us or our collaborators from marketing products;

•	third parties will market superior or equivalent products; and

•	the products will not attain market acceptance.

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

OUR TAX-LOSS CARRYFORWARDS ARE SUBJECT TO RESTRICTIONS

At September 30, 2004, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of approximately $15,500,000 (expiring 2020) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

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

THE FUTURE MARKET PRICE OF OUR COMMON STOCK COULD BE AFFECTED BY SHARES ELIGIBLE FOR SALE AND SALES OF SHARES UNDERLYING OPTIONS AND WARRANTS.

As of September 30, 2004, we had approximately 38,196,000 shares of common stock outstanding. Additionally, at September 30, 2004, we had options and warrants outstanding which entitle the holders to purchase up to 15,909,765 shares of our common stock at an average purchase price of approximately $ .93 (with a low price of $.25 and a high price of $5.00). Additionally, we have outstanding promissory notes which are convertible into approximately 13,304,000 shares of our common stock at an average price of approximately $ .40 (with a low price of $ .25 and high price of $3.00). We do not know if any, or all, of the outstanding options or warrants will be exercised or if any or all of the outstanding notes will be converted to common stock. The exercise of outstanding options and warrants and the conversion of notes will dilute the ownership of shares of common stock currently outstanding. This potential dilutive effect is significantly increased by the anti-dilutive rights which we granted to Accentia in the Investment Agreement. Such anti-dilution rights may result in the issuance of that number of additional shares of our common stock which is required to maintain Accentia’s percentage of ownership at approximately eighty-one percent of the Company should any options or warrants be exercised or should notes be converted or upon the issuance of additional shares of common stock under certain other circumstances. Upon such anti-dilution event, a substantial number of additional shares of our common stock will be issued without the receipt of a proportionate purchase price. These anti-dilution rights were granted as part of and to attract the investment by Accentia in us but may have a significant long-term effect including future dilution to the ownership of our current stockholders, impeding our access to future capital and diversely effect the future per share price of our common stock should the our common stock publicly trade.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 33,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility also houses the National Cell Culture Center, which we operate under designation by the National Institutes of Health. For the years ended September 30, 2004 and September 30, 2003, we paid rent of approximately $217,000 and $215,000 respectively.

We lease approximately 14,000 square feet in Worcester, Massachusetts, which we use for contract cell production, offices, storage and future expansion. For each of the years ended September 30, 2004 and 2003, we paid annual rent of approximately $420,000.

In July 2003, we began using a shared administrative and accounting resource which leases space at 5310 Cypress Center Drive #101, Tampa, FL 33609. These facilities are discussed in Certain Transactions. During fiscal 2004 and 2003, these expenses were nominal.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any legal proceedings other than routine litigation that is incidental to our business, which will not have a material adverse effect on our operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for equity securities. Our stock is not currently traded on any exchange. During the last two fiscal years, there was no public market in our stock and no reported bid or ask price. As of September 30, 2004, we had approximately 38,196,000 shares of common stock outstanding which were held by approximately 505 stockholders of record. Additionally, we have 8,021,886 shares of preferred stock outstanding which were held by one stockholder. On November 30, 2004, at the Annual Meeting of the Shareholders, an increase in the number of authorized shares to 300,000,000 was approved by the shareholders, and accordingly the preferred shares issued in connection with the Investment Agreement were now sufficient to effect the conversion of preferred to common.

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

In June 2003, we issued 27,891,037 shares of common stock and 8,021,886 shares of preferred stock to Accentia, Inc. in consideration for aggregate consideration of twenty million dollars payable in a combination of cash, short-term notes and long-term notes. The shares sold were restricted as to transfer and the sale was exempt from registration. The applicable exemption relied upon in all cases is found in Section 4(2) of the Securities Act of 1933, as amended.

In April 2003, we committed to issue 36,000 shares of restricted common stock to George Constantin, who was at the time of the sale our CEO and Director, pursuant to a Termination Compensation Agreement. This issuance which took place effective October 1, 2003, is exempt from registration.

On November 30, 2004, we amended our Certificate of Incorporation and increased the authorized capital stock in the company from 60,000,000 shares (50,000,000 shares of common stock, $0.01 par value and 10,000,000 shares of preferred stock, $0.01 par value) to 350,000,000 shares (300,000,000 shares of common stock, $0.01 par value and 50,000,000 shares of preferred stock, $0.01 par value).

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

In June 2003, all convertible note holders who had previously provided bridge financing were given the election of holding their existing notes or exchanging their notes for secured notes maturing on June 16, 2006. Approximately twelve note holders have elected to convert two have elected to have their matured notes paid, and the exchange offer remains open for the remaining three note holders. The exchange notes further provide as follows: (i) all principal and interest to be paid in one installment on June 16, 2006, (ii) earn interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

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

$185,000 on June 16, 2003 without any interest having accrued; (paid)

$150,000 on September 10, 2003; (paid)

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

In connection with Employment Agreements executed with certain of our employees, we granted options for the purchase of shares of our common shares as follows:

Options, Warrants and Convertible Notes (continued)

(a) Dr. Stephane Allard, our CEO, President and Director was granted 2,000,000 options at an exercise price of $ .50 per share, with 1,000,000 options exercisable as of June 16, 2003, with the balance exercisable over the next two years; Dr. Allard resigned as our CEO & President on September 7, 2004. At the time of his resignation, a total of 1,125,000 options had vested.

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

(e) James Wachholz, our Chief Regulatory Officer, was granted 150,000 options at an exercise price of $ .50 per share, and exercisable over a three-year period.

On September 7, 2004, in connection with Employment Agreements executed with certain of our employees, we granted options for the purchase of shares of our common shares as follows:

Dr. Steven Arikian, our Chief Executive Officer and President, was granted 200,000 options at an exercise price of $ .50 per share, exercisable immediately;

John Doyle, President of Analytica International, Inc., was granted 100,000 options at an exercise price of $ .50 per share, exercisable immediately.

Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,178,098	$0.92	821,902
Equity compensation plans not approved by security holders (*)	9,731,667	$1.10	—

Total	15,909,765

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview:

On June 16, 2003, pursuant to an Investment Agreement dated April 9, 2003 with Accentia Biopharmaceuticals,Inc, ( “Accentia”), we had a change of control. For a combination of cash and notes, we issued capital stock representing approximately 81% of our capital stock then outstanding; a majority of our Board of Directors and our officers were replaced; our management team was reorganized; and a new Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer were hired. In the three months which followed our change of control, we spent considerable time and effort revising the budget process, making changes in departmental reporting responsibilities, drafting a marketing plan, and seeking ways to more efficiently operate the core business and conduct activities under the CRADA. During the year ended September 30, 2004, we continued with advancing the CRADA agreement, the process of integration of systems with Accentia, our parent, as described below, the upgrade of computer equipment, including manufacturing software for instrumentation, and the transfer to us from the National Cancer Institute of the IND for the vaccine development. We believe that many of our marketing opportunities may have been negatively affected by the Company’s shortage of operating capital during the periods before the investment by Accentia. Accordingly, through the first two quarters of fiscal 2004 we attempted to expand our market opportunities by seeking to improve our image and business relationships in the marketplace through expanding and enhancing our sales force, improving purchase terms and endeavoring to resolve customer relationships. Our success in offsetting this perceived negative impact from our prior cash-constrained activities before the investment by Accentia remains unclear.

Prior to the change in control, our ability to continue our operations and meet our obligations, including those under the CRADA, was uncertain and was dependent upon our ongoing efforts to obtain funding as required. For the three years prior to our Investment Agreement with Accentia, we largely depended on short-term loans from shareholders to meet our cash needs. Following the Accentia investment, most of the shareholder loans were renegotiated and extended to long-term notes.

With the Accentia Investment Agreement, we covered our short-term cash needs through fiscal year 2003 and 2004, and put in place a long-term capital strategy which is dependent on the collection of the note receivable from Accentia. Our management believes that the Accentia note, as amended and further described below, the balance of which is payable $5.0 million on the third and fourth anniversaries of the agreement, will provide necessary funds to continue our basic operations for the foreseeable future.

In August 2004, we entered into a Second Amendment to the Investment Agreement with Accentia Biopharmaceuticals, Inc. (the “Amendment”). This Amendment provides that Accentia will use reasonable efforts (without altering the terms of the Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note will be credited against installments as they become due and payable under the outstanding Promissory Note. Accentia has made no firm commitment to make any advances, nor has it made any representation as to its financial ability to make any such advances, although it is expected that Accentia will meet its obligations under the Investment Agreement, as evidenced by the advances received to date, as further described below.

In addition to the Accentia note receivable, we anticipate additional financing to fully fund our vaccine development activities, which we anticipate will be funded by Accentia. Our CRADA and vaccine development activities are to a significant degree, research and development and we have significant discretionary control over the timing and extent of these activities.

Historical developments:

The following describes the Company’s history before its acquisition by Accentia Biopharmaceuticals, Inc.

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

On April 27, 2004, the Investigational New Drug Application (“IND”) regarding our vaccine was transferred to us from the NCI which gives us more direct control over the development of the vaccine and potentially over the timing and amount of direct vaccine development expenses. Subsequent to this transfer, our payment obligations to the NCI under the CRADA were dramatically reduced to approximately $150,000 per year as a result of our assumption of the direct responsibility for these development activities.

In August 2004 we entered into an agreement with Accentia which owns eighty one percent of our outstanding stock, whereby Accentia will be our exclusive commercialization partner for the vaccine we are currently developing and any other similar products developed or acquired by us. We anticipate that having access to the internal capabilities and infrastructure of Accentia may positively impact the expenses related to the development and commercialization of our vaccine and provide us with access to needed resources on a cost effective basis. For so long as Accentia owns fifty one per cent or more of our outstanding capital stock we will only be required to reimburse Accentia for direct and indirect expenses. Should Accentia own less than fifty one per cent of our outstanding capital stock, the agreement requires that we pay scheduled compensation for these services.

Current developments

In the fiscal year ended September 30, 2004, we incurred significant negative cash flows and operating losses. We anticipate that for the fiscal year ended September 30, 2005, we will reduce losses from the operation of our core businesses of cell culture production, the National Cell Culture Center and equipment sales. However, on a company wide basis we expect negative cash flow to continue through and potentially beyond fiscal year 2005, due to increasing costs associated with our ongoing vaccine development activities and related research, development and clinical trial activities. We anticipate further losses in fiscal 2005, which we anticipate will be funded by collection of the Accentia promissory note, additional potential borrowings from Accentia and potential debt or equity financing from others. While management is seeking to reduce losses from the core businesses and obtain needed financing to fund vaccine development activities, there can be no assurances in that regard.

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

RESULTS OF OPERATIONS

REVENUES. Our total sales in the core business for the fiscal year ended September 30, 2004 were $5,706,000 or 31% lower than fiscal year 2003 total revenues of $8,256,000.

In fiscal year 2004, we had a slight decline in revenue from the year ended September 30, 2003 of $45,000 from our cell culture production business. While the revenues from cell culture production were approximately the same as the prior year, the lack of adequate working capital prior to the Accentia investment had, we believe, a continuing negative impact on our overall business. We did earn $120,000 from a related party in 2004 for research and development services. Such services were not performed in 2003. These services are included in the cell culture products and services segment. Revenues from our National Cell Culture Center business segment were approximately 12% less than then prior year. Instruments and disposables sales decreased to $2,334,000, from $4,809,000 or 52%, which we believe was significantly impacted by our lack of marketing and customer support activities in prior periods. Following the investment by Accentia we began efforts to normalize our cell culture production, instrument and disposable sales activities. During the first half of our fiscal year we sought to rebuild this business to its historical volume. However, due to continued lower sales volumes we reduced staffing by mid-year to reduce negative cash flow and better match staffing levels to actual and anticipated sales volumes.

RESULTS OF OPERATIONS (continued)

GROSS MARGIN. The overall gross margin for the fiscal year ended September 30, 2004 decreased to approximately 5% from 24%, due to a combination of high fixed costs associated with our business, changes in product mix, and the inability to reach our historically predictable customer base with ongoing sales and new customer acquisition.

OPERATING EXPENSES. Research and vaccine development expenses for fiscal year 2004, compared to fiscal year 2003 increased 114%, from $ 2,591,000 in 2003 to $5,541,000 in 2004, primarily due to increased activity and related spending for the CRADA, and the costs associated with the transfer of the IND to us in April, 2004. Research and development expenses, associated primarily with the CRADA and vaccine development, are estimated to be approximately $11,000,000 in our budget for the fiscal year ended September 30, 2005. Marketing, general and administrative expenses during the fiscal year ended September 30, 2004 decreased by $1,688,000 or 35% over fiscal year 2003 primarily due to reductions in sales staffing, and non-recurring stock-based compensation transactions in the year ended September 30, 2003, as well as the reduced staffing that took effect in January 2003, and further reduced in mid-year fiscal 2004. In the current year, we have budgeted $1.8 million for marketing, general & administrative, exclusive of stock-based compensation, reflecting the reductions noted above, the focus on our vaccine development activities, and reversion to a less-intensive marketing and sales plan. We incurred $985,000 in legal and professional fees in the current year related, compared to $613,000 in the fiscal year ended September 30, 2003, the increase primarily a result of increased patent counsel fees and costs. These costs are included in general and administrative expenses in the accompanying financial statements.

We participated in a shared-resource concept for accounting, legal, regulatory affairs, human resources (including employee benefits), and information systems with other Accentia -owned companies throughout 2004, which allows for greater efficiency in each of these areas critical to management of the Company. These costs are allocated based on a specific identification or percentage of time devoted basis.

Stock-based compensation expense decreased from $1,280,000 in 2003 to $5,000 in 2004. The prior year amounts were a result of significant issuances and re-pricings in anticipation of an acquisition of a significant portion of the Company’s stock by Accentia.

OTHER EXPENSE, NET. Other expense, net in 2004 was $15,000, compared to $68,000 net other income, net in the year ended September 30, 20003 (which included $175,000 income from the sale of a trademark which was part of the LSL Biolafitte, Inc. sale in the prior year). Other income (net) in 2003 also included $75,000 in lawsuit settlement proceeds collected. Interest expense decreased 21% to $448,000 in 2004 principally due to $176,000 in non-recurring stock-based loan costs charged to interest expense in 2003, compared to $52,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant losses and cash flow deficits in previous years. Furthermore, during fiscal year 2004 and 2003 we incurred losses of $8,996,000 and $6,055,000. During fiscal 2004 we met our cash requirements through the use of cash on hand, the sale of capital stock and collection of our note receivable from Accentia, and short-term borrowings.

On September 30, 2004, we had a deficit in working capital of $3,121,000 compared to a deficit in working capital of $239,000 at September 30, 2003. Following the investment by Accentia in 2003, we paid past-due payables, including deferred salaries resulting from the work-force reduction in January 2003. During the year ended September 30, 2004 we used $5,382,000 in cash in operating activities, due primarily to deferral of accrued expenses and obligations, cash used in operations, and cash used in research and vaccine development activities.

During the years ended September 30, 2004 and September 30, 2003, we utilized $444,000 and $69,000 of cash for capital expenditures. Most of the current year expenditures were used to upgrade technology and equipment after the Accentia investment, as well as build-out of our Worcester facility in connection with the IND transfer.

During fiscal year 2003 and through September 2004 we received $9,013,000 from Accentia which included $7,500,000 under the Investment Agreement and $1,513,000 as loans from Accentia, which have been offset against stock subscriptions receivable as no repayment is contemplated. The funds were paid to us as follows: (i) in June 2003 we received $2.5 million which we used to pay outstanding payables, deferred compensation, and other liabilities associated with expenses and obligations incurred prior to the acquisition; (ii) on September 16, 2003, we received $600,000 ( and we agreed to a 30-day extension of the due date of a $2.5 million promissory note due from Accentia ) and (iii) on October 17, 2003, we received $1.9 million. At September 30, 2004 our note receivable from Accentia was $12,500,000 under the Accentia Investment Agreement, evidenced by a promissory note, which is payable $2.5 million on the first and second anniversaries of the agreement and $5.0 million on the third and fourth anniversaries of the agreement. From October 1, 2004 through January 11, 2005, we were loaned a total of $3,224,000 by Accentia in addition to required payments by Accentia pursuant to the note issued under the Investment Agreement. The current outstanding balance of the note due from Accentia, net of loans which we owe Accentia is $7,763,000.

LIQUIDITY AND CAPITAL RESOURCES (continued):

In 2001, we entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. This agreement commits us to substantial future cash outflows as follows: The terms of the CRADA, as amended, included, among other things, a requirement to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Since the transfer to us of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation. We have funded the continuing development costs as described above, including the renovation of our Worcester facility to meet FDA requirements. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will require us to fund significant and ongoing expenditures, perhaps for several years, before revenues are realized, if ever. The CRADA expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated. We do not expect any negative ramifications on the development of the vaccine, and our budget for the next several years anticipates costs that otherwise would have been funded partially by the CRADA agreement.

The CRADA granted us the exclusive contractual right to all commercial uses of this therapeutic vaccine worldwide. In addition, the CRADA grants us the option to elect an exclusive or non-exclusive license to any inventions made in the course of development and commercialization of the vaccine; no such inventions as defined in the CRADA have occurred as of this time. There can be no assurance that research under the CRADA will be successful or, if it is successful, that the Company will be able to negotiate a license on favorable terms. In addition, the Company may not be able to derive any revenue from a license for a number of years.

In the fiscal year ended September 30, 2004, we incurred significant negative cash flow from operating losses, which was increased by the payment of promissory notes and research and development activities largely in support of the CRADA and vaccine development. Prior to the Accentia investment agreement, as amended in the fiscal year ended September 30, 2004, our ongoing negative cash flow impacted our ability to continue as a going concern. We anticipate that for the fiscal year ended September 30, 2005, we will reduce losses from the operation of our core businesses of cell culture production, the National Cell Culture Center and equipment sales. However, on a company wide basis we expect negative cash flow to continue through and potentially beyond fiscal year 2005, due to increasing costs associated with our ongoing vaccine development activities and related research, development and clinical trial activities. We anticipate further losses in through the next several years.

Our ability to continue our present operations and meet our obligations for vaccine development under the CRADA, is dependent upon our ability to obtain significant funding, in addition to our receipt of timely funding required under the Accentia Investment Agreement. Additional sources of such funding other than from Accentia have not been established; however, additional financing could be sought from a number of sources, including the sale of additional equity or debt securities, strategic collaborations or recognized research funding programs. Management is currently in the process of exploring various financing alternatives. We are considering the potential of listing our common stock, which currently does not publicly trade, on a public market or exchange. Our agreement with Accentia required such a listing by June 16, 2004, or in the absence of such trading activity calls for a tender offer to repurchase a percentage of outstanding stock held by minority stockholders on a pro rata basis at a fixed price of $2.00 per share. We are in the process of formulating a plan with regard to this obligation which, in the event of a tender offer, may have an approximately $2,000,000 additional negative impact on our cash flow during the year.

There is no assurance that the additional funds, which are required, can be obtained on terms acceptable or favorable to us, if at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to develop the vaccine to the point of commercialization.

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

IMPACT OF FOREIGN SALES

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 46% of total revenue for fiscal year ended September 30, 2003, but was reduced to 36% in fiscal 2004. We do not expect a significant amount of foreign sales in fiscal 2005. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

TAX LOSS CARRYFORWARDS

FAB 109 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets.

For the tax periods 06/17/2003 through 09/20/2004, the Company is part of a consolidated federal income tax return that includes Accentia, Inc. The Company’s income tax provision is calculated on a separate return basis as if the Company was not part of the Accentia consolidated group.

The Company has a federal net operating loss of approximately $15.5 million as of September 30, 2004 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred charge occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The position of the NOL’s are incurred prior to 06/17/2003 ($3.4 million) are subject to these limitation. As such, these NOL’s are limited to approximately $.2 million per year. NOL’s incurred after 06/17/2003 may also subject to restriction.

At the time that the Company was acquired by Accentia, it had significant net operating loss carryforwards. Due to severe limitations of these losses and the fact that a significant portion of these losses could never be utilized, the Company made and an election under IRB regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of losses while retaining $3.4 million.

Recent accounting pronouncements:

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date of application to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – An Amendment of FASB Statements No. 66 and 67,” which states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The adoption of SFAS No. 152 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of September 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$5,651,000	$401,000	$5,250,000	$—	$—
Operating leases	419,000	296,000	123,000	—	—
Total contractual cash obligations	$6,070,000	$697,000	$5,373,000	$0	$—

ITEM 7. FINANCIAL STATEMENTS

Financial Statements: See “Index to Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

The following individuals are our current directors and executive officers:

Name	Age	Position
Steve Arikian, M.D.(1)	46	CEO, President, Chairman & Director
Francis E. O’Donnell, Jr., M.D.	54	Vice-Chairman & Director

James A. McNulty,CPA(2)	54	Chief Financial Officer, Secretary
Stephane Allard, M.D.	50	Director
Martin Baum	38	Director
Raphael Mannino, Ph.D.	56	Director
Peter J. Pappas, Sr.	64	Director
Christopher Chapman, M.D.	50	Director
Nicholas J. Leb	55	Director
Jeffrey A. Scott, M.D.	46	Director
Robert D. Weiss	53	Director

1.	Dr. Arikian became CEO and President of the Company in September, 2004.
2.	Mr. McNulty became CFO of the Company in June, 2003. He also serves as Secretary of the Company.

Set forth below is biographical information regarding our directors, officers, and key employees:

Steven R. Arikian, M.D., age 46, has been a Director of the Company since June, 2003. Dr. Arikian became our CEO and President in September, 2004, as well as Chairman of the Board of Directors since March 2004. Dr. Arikian is a director of Accentia, Inc., our Parent Corporation. Further, since 1997 he has served as the President and a director of The Analytica Group, Inc. which is a subsidiary of Accentia, Inc. He founded The Analytica Group, a global provider of research and communications services to the pharmaceutical and biotechnology industries in 1997. Dr. Arikian began providing pharmaceutical clients with Clinical and Outcomes Research services in 1988. Having held positions of increasing responsibility, he served as President of The Center for Health Outcomes and Economics at Bristol Myers Squibb for three years, where he supervised a staff of over 50 professionals responsible for development of global health outcomes research. He has designed and implemented research projects in the United States, Canada, Latin America and Europe. Dr. Arikian holds a faculty appointment at the Columbia University Mailman School of Public Health. He has also held faculty appointments at the University of Toronto and the University of Kentucky. He is widely published in the peer-reviewed literature and has been a frequent speaker at industry and trade group sponsored meetings on topics including Formulary Management, Pharmaceutical Pricing, Multi-National Health Economic Studies, and Pharmacoepidemiology. Today Dr. Arikian devotes his time to overseeing Accentia’s pharma-services and development companies, including Biovest and The Analytica Group.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS (continued):

Francis E. O’Donnell, Jr., M.D., age 54, has been a Director of the Company since June, 2003. Dr. O’Donnell is our Co Vice-Chairman (non-executive). Dr. O’Donnell is the non-executive Chairman, Chief Executive Officer (CEO) and a director of Accentia, Inc., our Parent Corporation since its inception in 2002. He is also the CEO, President, Chairman and a Director of BioDelivery Sciences International, Inc. Dr. O’Donnell was the Founder and for more than the last five years has served as managing director of The Hopkins Capital Group (“HCG”), an affiliation of limited liability companies which engage in business development and venture activities. Included in companies in which HCG entities are significant stockholders include Accentia, Inc. and Biodelivery Sciences International, Inc. Dr. O’Donnell served as Chairman of Laser Sight Inc. (LASE) a publicly traded manufacturer of advanced refractive laser systems until June, 2003. He is co-founder of RetinaPharma Technologies, Inc. which includes Tatton Technologies, LLC and is a co-founder of Biotech Specialty Partners, LLC an alliance of specialty pharmacy and biotechnology companies...

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

Stephane Allard, M.D., age 50, has been a Director of the Company since June, 2003. Dr. Allard is our former Chief Executive Officer and President, and is a current Director. Dr. Allard assumed the positions of CEO and President of the Company in June, 2003 and resigned as CEO and President on September 7, 2004 in order to accept the position of Director of Medical Affairs for Accentia, Inc., our parent corporation. For more than the prior four years, Dr. Allard was involved in various positions with Synthelabo. He was Vice President of Medical Affairs with Sanofi-Synthelabo, a six billion dollar global pharmaceutical company manufacturing and marketing of products such as Plavix, Ambien, Avapro, Hyalgan and Primacor and was responsible for a staff of 120 people. Dr. Allard has served as President of Synthelabo, Inc. and Director of Research and Development at Lorex Pharmaceuticals. At Synthelabo, Dr. Allard was responsible for the start up of Synthelabo, Inc. (USA). He was also key in establishing Phase I through IV clinical activities for products such as Ambien, Kerlone and Alfuzosin, and managed and led the liaison with the FDA and other government agencies. Dr. Allard staffed and led the group’s 11 person New Jersey operation and the 40 person (Clinical, Biostatistics, and Data Management) Chicago office.

Dr. Allard served as European Clinical Director of Clinical Research from 1990 to 1993 for six divisions in Synthelabo France (Paris), Director of Clinical Development from 1987 to 1990, and as Associate Director of Clinical Development from 1985 to 1987. From 1978 to 1985, Dr. Allard was Associate Medical Director and Medical Advisor at Wyeth, a division of American Home Products. Dr. Allard received his medical doctorate from Rouen Medical College and has been awarded a Diplomate of CESAM (Certificate of Statistical Studies Applied to Medicine) Ph.D, as well as a Diplomate of Clinical Pharmacology and Pharmacokinetics (Pitie-Salpetriere Hosp.); Paris, France.

Martin G. Baum, age 38, has been a Director of the Company since June, 2003. Mr. Baum is also a director of Accentia, Inc., our Parent Corporation and has served as President of Commercial Operations of Accentia since April 2003. He has been the President and Chief Executive Officer of TEAMM Pharmaceuticals, Inc., a subsidiary of Accentia, Inc., since August 2000. Mr. Baum founded TEAMM based on his most recent success at DJ Pharmaceuticals, Inc., a specialty pharmaceutical company. At DJ Pharmaceuticals, where Mr. Baum held the position of Senior Vice President, Commercial Operations from December 1998 until July 2000, he was instrumental in achieving net revenue in excess of $50 million as well as profitability within two years. The company was sold to Biovail Corporation in October 2000, for $212 million, enabling equity investors to realize annual IRR’s in excess of 135%. Mr. Baum’s prior experience includes branded, generic, delivery technology, international and specialty pharmaceutical markets with companies such as Marion Merrell Dow, Glaxo Wellcome and SkyePharma PLC.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS (continued):

Raphael Mannino, PhD, age 56, has been a Director of the Company since June, 2003. Dr. Mannino has been the Executive Vice President and Chief Scientific Officer of BioDelivery Sciences International, Inc. since October 2000, and a director since October 2001. Dr. Mannino previously served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BioDelivery Sciences, predecessor to BDSI since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor, at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

Peter J. Pappas, Sr., age 64, has been a Director of the Company since March, 2003. Mr. Pappas has for more than the last five years been the President and CEO of P.J. Mechanical Corp., a major air conditioning contractor in the New York City metropolitan area. In addition to his vast experience in construction for the past forty years, Mr. Pappas is a prime real estate developer and investor around the country. He attended NYU as a business administration major. A noted philanthropist, Mr. Pappas is an Archon of the Greek Orthodox Church. He serves the Archdiocesan National Council and as trustee of the privileged Leadership 100 Endowment trust. He is a board member of the Western Policy Center in Washington, D.C, a member of the Board of The Cyprus/American Chamber of Commerce, and the National Chairman of the Cyprus Children’s Fund, a sponsorship program and scholarship award endowment. Mr. Pappas has been a Director of BioVest since February 2003.

Christopher Chapman, M.D., age 50, has been a Director of the Company since March, 2004. Dr. Chapman has been the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BioDelivery Sciences International, Inc. on a part time basis since October 2000. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. He was most recently President of Chapman Pharmaceutical Consulting. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments.

Nicholas J. Leb, age 55, has been a Director of the Company since March, 2004. Mr. Leb is the Director of Finance of Accentia, Inc., our Parent, and has been the Vice President and Chief Financial Officer of TEAMM Pharmaceuticals, Inc. since August 2000. Prior to that, Mr. Leb was Vice President, Finance for 3TEX from March 1999 through August 2000. He is a proven financial executive with a diverse background that includes “Big 5” public accounting, pharmaceutical and medical equipment manufacturing, equipment leasing and common carrier transportation. Mr. Leb is proficient in financial reporting, budgeting, SEC reporting, treasury functions, taxes and systems management. He has successfully performed his financial duties in senior management positions at such companies as Brightstone Pharma, Global Surgical Corporation and KV Pharmaceutical Co. Mr. Leb received his Bachelor of Science, Business Administration from University of Missouri, Columbia and attended a post-graduate accounting program at the University of Missouri, St. Louis.

Jeffrey A. Scott, M.D., age 46, has been a Director of the Company since March, 2004. Dr. Scott, whose specialty is oncology, has served as the National Medical Director and President of the International Oncology Network, a Network of 3500+ U.S. Private Practice Oncologists headquartered in Baltimore, MD, since 1998, and in that same role for the International Physician Network commencing this year. Dr. Scott was a practicing physician, Partner and CFO of Georgia Cancer Specialists located in Atlanta, GA from 1995-2001, acting as CFO for a large practice with over $100 million in revenue and responsible for development of financial programs of practice after merger and corporate buyout by Phymatrix. In this position, Dr. Scott also took responsibility for the development of an extensive Clinical Research program. From 1998-2000, he also served as Medical Chief of Staff at Atlanta’s Emory Northlake Regional Medical Center. Dr. Scott’s biotech experience includes his role as a Consultant to Nexstar Pharmaceuticals of Boulder, Colorado, assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies.

His educational background includes a B.S. in Microbiology from the University of Michigan, Ann Arbor, MI, and medical education at Wayne State Univ., Detroit, MI and a fellowship in Oncology at University of Texas Health Sciences, San Antonio, TX. Dr. Scott has Board Certifications from the American Board of Internal Medicine, Internal Medicine, September 1987 and the American Board of Internal Medicine, Medical Oncology, November 1989. He has extensive research and publication credits in the oncology field.

Robert D. Weiss, age 53, has been a Director of the Company since March, 2004. Mr. Weiss has an outstanding and diverse background in the fields of investment banking, merchant banking, asset management, marketing and finance. His experience includes his current position since December, 2000 as a Principal in Athena Capital Partners, Inc., an investment banking group specializing in seed and A-round investors, and for more than the past five years as President of Atlantic American Partners, a merchant banking group subsidiary of Atlantic American Holdings, as well as previous positions as Senior Vice President of Communications Equity Associates, Senior Vice President at Paine Webber, Inc., and Executive Vice President/Chief Operating Officer at Zurich Investment Management, all involving leadership roles in merchant banking, private equity funding and asset management operations. Mr. Weiss prior business experience gives him a strong background in marketing and general business management. His experience makes him well qualified for the role of Financial Expert to the Audit Committee which the Board of Directors plans to establish immediately after this shareholders meeting. Mr. Weiss received his B.S. Degree from the United States Military Academy at West Point in 1971, with Concentrations in Math, Engineering, and Science, and obtained an MBA from Boston University in 1975. He served in the United States Army from 1971-1978 as an Aide-de-Camp to a Major General, Hospital Comptroller, and Company Commander.

Committees of the Board. Prior to March 15, 2004 our Board of Directors did not have an Audit Committee or a Nominating and Compensation Committee. The functions normally served by an Audit Committee, which reviews the engagement of the Company’s independent accountants, reviews annual financial statements and considers matters relating to accounting policies and internal control and reviews the scopes of audits, practices and procedures to ensure that the legal and fiduciary responsibilities of the Board are satisfied and the functions served by a Nominating and Compensation Committee, which considers nominees to serve on the Company’s Board and compensation for officers and directors, were provided by the entire Board which over the last year consisted of seven members. After a Board of Directors meeting in March, 2004, the Board created an Audit Committee and a Nominating and Compensation Committee and appointed Jeffrey A. Scott, M.D., Robert D. Weiss, and Raphael Mannino, Ph.D. as the initial members of these Committees. The board of directors has determined that Robert Weiss is an audit committee financial expert within the meaning of the Securities and Exchange Commission (SEC) regulations and that Robert Weiss, Jeffrey Scott, M.D. and Raphael Mannino, Ph.D. are independent as defined by applicable SEC rules and regulations and Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. Following the 2004 annual meeting, our Board intends to continue this three member Audit Committee and three member Nominating and Compensation Committee.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS (continued):

Code of Ethics. We have adopted written standards for our chief executive officer and chief financial officer referred to as the Code of Ethics. The Code of Ethics is intended to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and accountability for adherence to the Code of Ethics.

Communications with Board of Directors. Stockholders may communicate with the full Board or individual directors, by submitting such communications in writing to Biovest International, Inc., Attention: Board of Directors (or the individual director(s)), 8500 Evergreen Blvd. NW, Minneapolis, Minnesota 55433. Such communications will be delivered directly to the directors.

Director’s Compensation and Indemnification. Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) directors receive reimbursement of expenses, (ii) non employee directors receive five hundred dollars for each Board meeting attended in person, (iii) an annual grant of options to purchase shares of common stock at 100% of market value: 20,000 option shares for Board membership, 5,000 option shares for serving on a committee of the Board and 5,000 option shares for chairing any committee of the Board.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS (continued):

In March 2004, the following common stock Options were issued to our directors. These options are only those issued in accordance with the Company’s plan of compensation of directors, and do not include other options which may have been granted in connection with other agreements:

Options to Directors (all at $0.50/share)

NAME	# of Options
Steven Arikian, M.D.(Chairman)	25,000
Francis O’Donnell, M.D.	20,000
Christopher Kyriakides, M.D. (1)	20,000
Stephane Allard, M.D.	20,000
Martin Baum	20,000
Raphael Mannino, Ph.D. (Audit, Nominating Comm.)	30,000
Peter Pappas	20,000
Chris Chapman, M.D.	20,000
Nicholas Leb	20,000
Jeffrey Scott, M.D. (Audit, Nominating Comm.)	30,000
Robert Weiss (Audit Chairman, Nominating Comm.)	35,000

(1)	Dr. Kyriakides, former CEO of the Company and our director since 1999, resigned as Co-Vice Chairman and Director on November 30, 2004.

Other transactions involving Dr. Christopher Kyriakides and Mr. Peter Pappas are discussed in the “Certain Relationships and Related Party Transactions” section below.

Our bylaws provide for us to indemnify our directors and officers to the extent permitted by law, with respect to actions taken by them on our behalf. We maintain a policy of directors’ and officers’ liability insurance for this purpose.

Meetings of the Board of Directors: The Board of Directors conducted six meetings during fiscal 2004, including meetings conducted via teleconference and by consent action. No director failed to attend or participate in at least 75% of the meetings conducted while they were a member of the Board during the year.

KEY EMPLOYEES.

We have the following employees whom we believe are significant to our business:

Dr. Carl M. Cohen was hired as our Chief Operating Officer in November, 2004. Dr. Cohen has more than 25 years of biomedical research and management expertise. Most recently he was Vice President, Research at Acumen Sciences LLC, a life sciences advisory company. There he was responsible for planning and implementation of Acumen’s Discovery Research service offerings. Prior to joining Acumen he held senior management positions at biotechnology companies in the greater Boston area including Vice President for Research and Development at Creative BioMolecules. Prior to joining Creative BioMolecules Dr. Cohen served as Chief of the Division of Cellular and Molecular Biology and Acting Chair of the Department of Biomedical Research at St. Elizabeth’s Medical Center of Boston. During that same period Dr. Cohen also held the positions of Professor of Medicine and Professor of Anatomy and Cellular Biology at Tufts University School of Medicine.

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

KEY EMPLOYEES (continued):.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own 10% or more of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to identify any person subject to this requirement who failed to file any such report on a timely basis. Based upon our review of the reports it has received, we believe all filings required to be made by executive officers, directors and 10% stockholders under Section 16(a) during fiscal year 2004 have been filed with the Securities and Exchange Commission, except for those of Robert Weiss and Christopher Chapman, M.D., which are pending.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE*

Name and Principal Position	Fiscal Year	Salary ($)(6)		Bonus ($)		Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)
Stephane Allard, MD Chief Executive Officer & Director (1)	2004 2003 2002		$280,000 81,667	$	— 60,000 —	— — —	20,000 2,000,000 —
James McNulty Chief Financial Officer	2004 2003	$ $	110,000 32,083		0 0	0 0	500,000 0
George Constantin Former Chief Executive Officer (2)	2004 2003 2002	$ $	0 56,000 —		— — —	— — —	— — —
Dr. Christopher Kyriakides Co-Vice Chairman & Director (3)	2004 2003 2002		$0 220,385 330,000		— — —	— — —	1,000,000	(5)
Othon Mourkakos President, Secretary, & Chief Operating Officer (4)	2004 2003 2002		$0 220,385 330,000		— — —	— — —	1,000,000	(5)
Mark Hirschel, Ph. D Chief Scientific Officer (7)	2004 2003 2002		$182,000 175,000 175,000		— — —		— — 50,000

(1)	Dr. Allard became Chief Executive Officer on June 16, 2003. He resigned from that position on September 7, 2004 and assumed the position of Director of Medical Affairs with Accentia, Inc., our parent corporation. He remains a director.

(2)	Mr. Constantin resigned as Chief Executive Officer on April 24, 2003. In connection with the change in control of Biovest, Mr. Constantin was awarded 36,000 shares of the Company’s common stock. As of the date of this filing, these shares have not been issued.
(3)	Dr. Kyriakides was appointed Chairman of the Board on July 31, 1999 and was appointed Chief Executive Officer of our company on September 20, 1999. He resigned as CEO and Chairman with the change in control of Biovest on June 16, 2003. He resigned as a director on November 30, 2004.
(4)	On September 20, 1999, Mr. Mourkakos was appointed as our President and Chief Operating Officer. He resigned with the change in control on June 16, 2003.
(5)	During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which have a reduced price and term. As a result, at September 30, 2003, Dr. Kyriakides and Mr. Mourkakos each held an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% are currently exercisable at $0.50 per share and 50% are currently exercisable at $0.25 per share.
(6)	None of the salary reflected in the Table for Dr. Kyriakides and Mr. Mourkakos was paid in cash when earned. During the fiscal year ended September 30, 2003, $200,000 of the accrued compensation from prior periods was paid to each of Dr. Kyriakides and Mr. Mourkakos, and the balance of the accrued compensation was converted to a four-year promissory note bearing interest at the rate of 7% per annum, which may be converted into common stock of Biovest at anytime . The number of shares of Biovest common stock to be received by these executives upon conversion of such promissory note shall be determined by dividing the aggregate principal amount of the note being converted plus accrued interest there by $0.50 per common share. See “Certain Relationships and Related Party Transactions” for additional details regarding these notes.
(7)	Dr. Hirschel became our Chief Scientific Officer during the fiscal year ended on September 30, 2002. Compensation from prior years is not reflected herein because Dr. Hirschel was not an executive officer prior to 2002.

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

Option Grants During Year Ended on September 30, 2004

The following table sets forth information as to stock options and warrants granted to all named executive officers during the fiscal year ended September 30, 2004. Except as otherwise indicated, these options and warrants were fully vested on the date of grant. Except as otherwise indicated, options were granted at an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The amounts under “Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term” represent the hypothetical gains of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over their exercise price for the full ten-year term of the options. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

Name	Options Granted		Individual Grants		Market Price ($/Sh) on date of grant (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
			% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)
							5%	10%
(a)	(b)		(c)	(d)		(e)	(f)	(g)
Stephane Allard	20,000	(2)	.79%	$0.50	$0.27	3/13/2014	N/A	N/A
Christopher Kyriakides (1)	20,000.79%			$0.50	$0.27	3/13/2014	N/A	N/A
Steve Arikian	400,000		15.89%	$0.50	$0.27	1/02/2014	N/A	N/A
Steve Arikian	25,000.99%			$0.50	$0.27	3/13/2014	N/A	N/A
James McNulty	500,000		19.86%	$0.50	$0.27	11/11/2013	N/A	N/A

(1)	During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which had a reduced exercise price and term. Currently, Dr. Kyriakides and Mr. Mourkakos each hold an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% are currently exercisable at $0.50 per share and 50% are currently exercisable at $0.25 per share.

(2)	Dr. Allard resigned as our CEO and President on September 7, 2004. He remains a director. As of that date, pursuant to his Employment Agreement a total of 1,145,000 options had become vested.
(3)	The Company’s stock did not publicly trade at the time of grant. The market price was established based on assumptions by management using the Black-Scholes formula.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None of our named executive officers exercised stock options during fiscal 2004. Set forth below is certain information about the number and value of unexercised stock options held by such officers as of the end of fiscal 2004.

Name Principal Position	Shares Acquired On Exercisable (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options SARs at Fiscal Year- End (#) Excercisable / Unexercisable	Value of Unexercised Unexcercisable In-the-Money Options SARs at Fiscal Year-End ($) Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)
Christopher Kyriakides, Former Co-Vice Chairman & Director (1)	—	—	2,600,000/ 0	$ $	325,000 0	/
Othon Mourkakos, Former Officer (1)	—	—	2,600,000/ 0	$ $	325,000 0	/
Stephane Allard, Chief Executive Officer & Director	—	—	1,145,000/ 0	$ $	0 0	/
Mark Hirschel, Chief Scientific Officer	—	—	133,333/ 76,667	$ $	0 0	/
Steve Arikian	—	—	125,000/ 300,000	$ $	0 0	/
James McNulty	—	—	250,000/ 250,000	$ $	0 0	/

(1)	These individuals were awarded stock options during the years 2000, 2001, and 2002. During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which had a reduced exercise price and term. Currently, Dr. Kyriakides and Mr. Mourkakos each hold an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% are exercisable at $0.50 per share and 50% are exercisable at $0.25 per share.
(2)	Reflects the difference between the fair market value of the underlying shares of common stock at the end of fiscal 2004 and the various applicable exercise prices of the officers’ outstanding options and warrants. The dollar values do not reflect any options or warrants that had an exercise price in excess of the fair market value of the underlying shares at the end of fiscal 2004. The fair market value at the end of fiscal 2004 was estimated at $0.27.

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

Employment Agreements

All directors and officers have executed confidentiality and non-compete agreements with us. We have entered into employment agreements with Dr. Stephane Allard, our Director, former CEO and President, and with James McNulty, CPA, our Chief Financial Officer and Secretary.

Dr. Allard’s Agreement, effective June 16, 2003, has a three-year term with a three-year renewal and provides for a base salary of $280,000 annually, signing bonus of $60,000, annual bonus of up to fifty percent (50%) of his base salary at the discretion of the Board of Directors based upon achievement of defined goals, and the grant of options to purchase up to 2,000,000 shares of our common stock. Dr. Allard resigned as our CEO and President on September 7, 2004.

Mr. McNulty’s Agreement, effective November 1, 2003, has a three-year term and provides for an initial base salary of $110,000 annually, annual bonus of up to fifty percent (50%) of his base salary at the discretion of the Board of Directors based upon achievement of defined goals, and the grant of options to purchase up to 500,000 shares of our common stock.

These employment agreements, along with those entered into with certain key employees, are attached as Exhibits hereto (by reference to previous filings).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of common stock owned as of September 30, 2004 by (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole vesting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner (1)	Reporting Structure	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
Steven Arikian (4) 151 Beach 147th Neponsit, NY 11694	CEO, President & Director	125,000	0.27%

Christopher Kyriakides 63 Suffolk Lane Tenafly, NJ 07670	FormerVice Chairman & Director (13), 5% Stockholder	4,300,883	9.31%

Peter J. Pappas, Sr. 135 W. 18th Street Second Floor New York, NY 10011	Director, 5% Stockholder	6,739,999	14.58%

Stephane Allard (5) 341 North Woodland Street Englewood, NJ 07631	Director	1,145,000	2.48%

Othon Mourkakos 71 Essex Drive Tenafly, NJ 07670	5% Owner, former officer	4,029,999	8.72%

Francis E. O’Donnell, Jr. (6) 709 The Hamptons Lane Town and Country, MO 63017	Vice Chairman, Director, 5% Stockholder of Parent	20,000	0.04%

James A. McNulty (7) 4419 West Sevilla Street Tampa, FL 33629	Chief Financial Officer, Secretary	250,000	0.54%

Robert Weiss 86 Ladoga Avenue Tampa, FL 33606	Director	35,000	0.08%

Jeffrey Scott 2 Spring Forest Court Owings Mills, MD 21117	Director	30,000	0.06%

Raphael Mannino 36 Meadowview Drive Annandale, NJ 08801	Director	30,000	0.06%

Name and Address of Beneficial Owner (1)	Reporting Structure	Aggregate Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)
Nicholas Leb (8) 205 Park York Lane Cary, NC 27519	Director	20,000		0.04%

Christopher Chapman 800 Falls Lake Drive Mitchellville, MD 20721	Director	40,000		0.09%

Martin Baum (9) 6012 Farm Pond Road Apex, NC 27523	Director	20,000		0.04%

Mark Hirschel (10)	Chief Scientific Officer	133,995		0.29%

Accentia, Inc. (3) 5310 Cypress Center Drive Suite 101 Tampa, FL 33609	5% Stockholder	35,912,923		77.70%

Hopkins Capital Group, LLC (11) 5310 Cypress Center Drive Suite 101 Tampa, FL 33609	Affiliate of Parent		(10)	(10)

MOAB Investments, LP (12) 2595 Red Springs Drive Las Vegas, NV 89135	Affiliate of Parent		(10)	(10)

Dennis Ryll (12) 2595 Red Springs Drive Las Vegas, NV 89135	Affiliate of Parent		(11)	(11)

All officers and directors as a group		16,919,876		36.61%

(1)	Unless otherwise indicated, the address of each person listed is 5310 Cypress Center Drive, Suite 101, Tampa, FL 33609.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants and options and the conversion of convertible securities. Except as otherwise reflected, each beneficial owner’s percentage ownership is determined by assuming that options, warrants, and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date of this filing have been exercised or converted. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)	Calculated on the basis of 46,182,619 shares of stock outstanding as of October 6, 2004, which, consists of 38,160,733 shares of common stock and 8,021,886 shares of preferred stock. Holders of greater than 10% of the outstanding stock of Accentia, Inc. are Hopkins Capital Group, LLC. And MOAB Investments LP.
(4)	In addition to serving as a CEO, President and Chairman of the Company, Dr. Arikian also serves as a Director of Accentia, Inc, which is the record owner of 35,912,923 shares of the Company. In the forgoing table, Dr. Arikian includes the following: (i) options to purchase 425,000 shares of the Company’s common stock, of which 125,000 are currently exercisable.
(5)	Dr. Allard resigned as our CEO and Vice President on September 7, 2004. As of that date, pursuant to his Employment Agreement a total of 1,145,000 options had become vested.
(6)	In addition to serving as Vice Chairman of the Board of Directors of the Company, Dr. O’Donnell also serves as Chairman of the Board of Directors of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. In the forgoing Table, ownership of Dr. O’Donnell includes the following: (i) 20,000 options to purchase shares of the Company’s common stock, all of which are currently exercisable. Dr. O’Donnell is the Manager of Hopkins Capital Group, LLC, which is a principal stockholder of Accentia, Inc.
(7)	In addition to serving as CFO and Secretary of the Company, Mr. McNulty also serves as a Director of Accentia, Inc. which is the record owner of 35,912,923 shares of the Company. In the forgoing Table, ownership of Mr. McNulty includes the following: (i) 500,000 options to purchase shares of the Company’s common stock, of which 250,000 are currently exercisable.

(8)	In addition to serving as a Director of the Company, Mr. Leb also serves as Director of Finance of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. In the forgoing table, Mr. Leb includes the following: (i) options to purchase 20,000 shares of the Company’s common stock.
(9)	In addition to serving as a Director of the Company, Mr. Baum also serves as a Director of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. In the forgoing table, Mr. Baum includes the following: (i) options to purchase 20,000 shares of the Company’s common stock.
(10)	Dr. Hirschel owns 50,663 shares of common stock as well as options to purchase 150,000 shares of common stock, of which 133,333 are currently exercisable.
(11)	Hopkins Capital Group, LLC owns more than 10% of the outstanding stock of Accentia, Inc., which is the record owner of 35,912,923 shares of the Company. Hopkins Capital Group, LLC is reflected as an indirect owner of the Company. Dr. Francis E. O’Donnell, Jr. M.D. is the only individual who is beneficial owner of in excess of 10% of Hopkins Capital Group, LLC.
(12)	Dr. Ryll serves as a Director of Accentia, Inc. and as Vice President of MOAB Management Co.,Inc., which is a general partner of MOAB Investments, LP, which is a principal stockholder of Accentia, Inc. Accentia, Inc. is the record owner of 35,912,923 shares of the Company. MOAB Investments, LP, consists of Michael Newmark, General Partner, and Dennis Ryll, Diane Ryll,
(13)	Dr. Kyriakides resigned as our Co-Vice Chairman and Director on November 30, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In connection with Employment Agreements executed with certain of our employees, we granted options for the purchase of shares of our common shares as follows:

(a) Dr. Stephane Allard, our former CEO and President and a current Director was granted 2,000,000 options at an exercise price of $.50 per share, with 1,000,000 options exercisable as of June 16, 2003, with the balance exercisable over the next two years;

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

In June 2003, we issued the following secured convertible promissory notes to related parties:

(a)	We issued a secured promissory note to Othon Mourkakos, who resigned as our President and COO on June 16, 2003, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

(b)	We issued a secured promissory note to Dr. Christopher Kyriakides, who resigned as our Chairman and CEO on June 16, 2003 and remains our co-Vice Chairman and Director, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share.

(c)	We issued a secured promissory note to Morrison, Cohen, Singer & Weinstein, LLP, our outside counsel, in the principal amount of $886,000 dated June 16, 2003 in consideration of legal services rendered to us, with the following terms: (i) all principal and interest shall be paid in the following manner:

•	$185,000 on June 16, 2003 without any interest having accrued;

•	$150,000 on September 10, 2003;

•	$50,000 on June 10, 2004;

•	$50,000 on June 10, 2005; and

•	$451,000 on June 10, 2006

(ii) the convertible note shall earn interest at 7% per annum, (iii) convertible into shares of our Parent Corporation in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of Biovest common stock at a conversion price of $.25 per share.

On April 10, 2003 we entered into an Investment Agreement with Accentia (this agreement is reported in Item 1 of Form 8-K filed on April 29, 2003). The Investment Agreement closed on June 16, 2003 subject to an escrow agreement (details of this closing are reported on Form 8-K filed on June 23, 2003). At closing, Accentia appointed five of the seven members of our board of directors. Additionally, on September 19, 2003, we entered into an Amended and Restated Amendment to Escrow Agreement which extended Accentia’s payment obligation under the escrow agreement. All required payments were timely made as extended and the Amended and Restated Amendment to Escrow Agreement was satisfied and terminated. As a result, Accentia owns approximately eighty-one per cent of our capital stock. Accentia’s required payment of $2.5 million dollars was made on or before June 16, 2004. Remaining scheduled note payments are as follows: 2.5 million dollars on June 16, 2005; five million dollars on June 16, 2006 and five million dollars on June 16, 2007. As a result of advances made by Accentia, the current balance due on the promissory note is approximately $11,000,000.

We use administrative, human resource, and accounting facilities and personnel maintained by our Parent Corporation principally at 5310 Cypress Center Drive #101, Tampa, FL 33609. For the year ended September 30, 2004, these costs were nominal.

We use other services provided by our Parent Corporation and its subsidiaries. We anticipate continuing to use these services at increasing levels as required. Over the last fiscal year, these services have included nominal consulting services by The Analytica Group, Inc. with regard to product position, pricing and other matters regarding our cell culture production services and instruments and our vaccine. Further, we received nominal consulting services from TEAMM Pharmaceuticals, Inc. regarding our vaccine. During the year ending September 30, 2004, accounting entries attributing portions of certain expenses and administrative costs incurred by our Parent Corporation on our behalf were reflected as advances reducing the Note Payable balance due from Accentia.

On September 30, 2004 we entered into a Master Services Agreement and Project Addendum agreement with PPD Development LP (hereinafter “PPD”). PPD, a Contract Research Organization, will perform a wide range of services in the conduct and data management of the ongoing Phase III clinical trial of Biovaxid®, our personalized therapeutic vaccine for indolent follicular non-Hodgkin’s lymphoma. This pivotal Phase III clinical trial has been ongoing since 2000. The services to be performed by PPD include identification, recruitment and qualification of additional clinical trial sites to accelerate the pace of the patient enrollment into the trial, facilitation of patient enrollment, coordination of data and information management services, and regulatory compliance functions, among others. The agreement with PPD may be terminated by us at any time upon 30 days notice. PPD is a shareholder of Accentia, Inc., our Parent Corporation.

On March 15, 2004, we organized Biovax, Inc., as a wholly-owned subsidiary under the laws of Florida, potentially to use this subsidiary to continue the development of our autologous (patient specific) therapeutic vaccine for follicular non-Hodgkins lymphoma (“Biovaxid®”). This corporation is in the organizational stage.

In August 2004, we entered into a Second Amendment to the Investment Agreement with our parent, Accentia, Inc. (the “Amendment”). This Amendment provides that Accentia will use reasonable efforts (without altering the terms of Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note will be credited against installments as they become due and payable under the outstanding Promissory Note. Accentia has made no firm commitment to make any advances, nor has it made any representation as to its financial ability to make any such advances. Advances made prior to the scheduled payment date under the original Promissory Note arising out of the Investment Agreement between the Company and Accentia, Inc. will be treated as payments under the stock subscription receivable from Accentia, Inc.

In August 2004 we entered into a Biologic Products Commercialization Agreement with Accentia whereby we will utilize Accentia as our exclusive commercialization partner for all biologics products, including without limitation our Therapeutic Cancer Vaccine for Non-Hodgkins Lymphoma. For so long as Accentia owns fifty one per cent or more of our outstanding capital stock we will only be required to reimburse Accentia for direct and indirect expenses. Should Accentia own less than fifty one per cent of our outstanding capital stock, the agreement requires that we pay scheduled compensation for these services.

In November, 2004 we entered into an Exclusive License Agreement with Stanford University for the use of certain cell lines in connection with our development of our cancer vaccine, and potentially in connection with other vaccine development projects which may take place in the future.

In December, 2004, we entered into a Supply Agreement with biosyn Arzneimittel GmbH for supply of our requirements of keyhole lympet hemocyanin (KLH), a key ingredient in our cancer vaccine. This agreement has an initial term of three years and is renewable for indefinite additional terms of five years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of the Company (1)

3.2	Amended Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III, (3)

10.5	Biovest International, Inc. 2000 Stock Option Plan. (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement Dated April 24, 2003 with George Constantin (11)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to Biovest International, Inc. (6)

10.12	Promissory Note in principal amount of $15,000,000 payable to Biovest International, Inc. (6)

10.13	Promissory Note to Othon Mourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors
Othon Mourkakos (6)
David DeFouw, PhD (6)
George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (11)

10.37	Employment Agreement with Dr. Stephane Allard (11)

10.38	Employment Agreement with James McNulty, CPA (11)

10.39	Employment Agreement with James Wachholz (11)

10.40	Employment Agreement with Richard Sakowicz (11)

10.41	Employment Agreement with Samuel Duffey, Esq. (11)

10.42	Employment Agreement with Julian Casciano (11)

10.43	Press release dated March 25, 2004 (12)

10.44	Certificate of Incorporation of Biovax, Inc.(12)

10.45	Bylaws of Biovax, Inc (12)

10.46	Charter for Audit Committee (12)

10.47	Insider Trading Policy (12)

10.48	Delegation of Authority Policy (12)

10.49	Financial Consulting Agreement With Andreas Zigouras (12)

10.50	Common Stock Warrant to Andreas Zigouras (12)

10.51	Release of Claim & Settlement Agreement (Warburton) (13)

10.52	IND Transfer Letter Dated April 27, 2004 (14)

10.53	Second Amendment to Investment Agreement (15)

10.54	Biologic Products Commercialization Agreement (15)

10.55	Line of Credit Promissory Note (15)

10.56	General Security Agreement (15)

10.57	Masters Service Agreement With PPDI (16)

10.58	Project Addendum PPDI (16)

10.59	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2004
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003
(10)	Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(11)	Incorporated by reference to the Company’s Form 10-K dated January 13, 2004.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2003, which was filed on February 19, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, which was filed on May 24, 2004.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, which was filed on August 23, 2004.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2004.

Reports on Form 8-K

Current Report on Form 8-K dated March 29, 2004

Current Report on Form 8-K dated September 9, 2004

Current Report on Form 8-K dated October 4, 2004

Current Report on Form 8-K dated December 3, 2004

Item 14. Principal Accountant Fees and Services

During 2004, annual fees for the year-end audit and interim reviews aggregated $68,500. In addition, during 2004, the auditors also charged audit related fees of $18,900, which included the cost of an A133 audit associated with the Company’s Federal Grant.

Tax fees for compliance aggregated $8,700.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2004. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The audit committee pre-approved audit, audit-related and tax fees for 2004.

INDEX TO FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

BioVest International, Inc.

We have audited the accompanying balance sheet of BioVest International, Inc. (The Company) as of September 30, 2004 and the related statements of operations, shareholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioVest International, Inc. as of September 30, 2004 and its results of operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred significant losses and used cash in operating activities during the year ended September 30, 2004, and had a deficit in working capital at September 30, 2004. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida

December 3, 2004

BIOVEST INTERNATIONAL, INC.

BALANCE SHEET

SEPTEMBER 30, 2004

ASSETS
Current assets:
Cash	$204,000
Accounts receivable, net of $19,000 allowance for doubtful accounts	102,000
Costs and estimated earnings in excess of billings on uncompleted contracts	75,000
Inventories	274,000
Prepaid expenses and other current assets	141,000

Total current assets	796,000
Property and equipment, net	1,100,000
Other assets:
Inventories	289,000
Patents and trademarks, net	514,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000

$4,830,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$401,000
Accounts payable	1,725,000
Customer deposits	102,000
Accrued liabilities:
Compensation and related taxes	595,000
Other	988,000
Billings in excess of costs and estimated earnings on uncompleted contracts	106,000

Total current liabilities	3,917,000
Long-term debt, less current maturities:
Related party	1,310,000
Non-related party	3,940,000

Total liabilities	9,167,000

Commitments and contingencies (Note 10)	—
Shareholders’ deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 8,021,886 issued and outstanding	80,000
Common stock, $.01 par value, 50,000,000 shares authorized; 38,196,733 shares issued and outstanding	382,000
Additional paid-in capital	33,352,000
Accumulated deficit	(27,164,000)
Stock subscription receivable	(10,987,000)

Total shareholders’ deficit	(4,337,000)

$4,830,000

See notes to financial statements.

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
Revenues:
Cell culture products and services	$2,145,000	$2,192,000
National cell culture center	1,107,000	1,255,000
Instruments and disposables	2,334,000	4,809,000
Research and development services revenue, related party	120,000	—

Total revenues	5,706,000	8,256,000

Operating costs and expenses:
Cost of sales	5,447,000	6,283,000
Research and development	5,541,000	2,591,000
Marketing, general and administrative	3,251,000	4,939,000

Total operating costs and expenses	14,239,000	13,813,000

Loss from operations	(8,533,000)	(5,557,000)
Other income (expense):
Interest expense	(448,000)	(566,000)
Other income (expense), net	(15,000)	68,000

	(463,000)	(498,000)

Net loss	$(8,996,000)	$(6,055,000)

Net loss per common share:
Basic	$(.24)	$(0.33)

Diluted	$(.24)	$(0.33)

Weighted average common shares outstanding:
Basic	38,196,733	18,228,475

Diluted	38,196,733	18,228,475

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED SEPTEMBER 30, 2003 AND 2004

	Preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at October 1, 2002	—	$—	9,816,363	$98,000	$12,875,000	$(12,113,000)	$(250,000)	$610,000
Proceeds from sale of stock in connection with investment agreement	8,021,886	80,000	27,891,037	279,000	19,641,000	—	(17,500,000)	2,500,000
Stock warrants issued in connection with investment agreement	—	—	—	—	986,000	—	—	986,000
Stock issuance costs	—	—	—	—	(358,000)	—	—	(358,000)
Beneficial conversion feature	—	—	—	—	148,000	—	—	148,000
Stock warrants issued in connection with issuance of notes payable	—	—	—	—	65,000	—	—	65,000
Stock options issued for services rendered	—	—	—	—	160,000	—	—	160,000
Stock issued for services rendered	—	—	473,333	5,000	124,000	—	—	129,000
Reversal of previous stock grant	—	—	(20,000)	—	(60,000)	—	—	(60,000)
Collection on stock subscription	—	—	—	—	—	—	600,000	600,000

Net loss for the year	—	—	—	—	—	(6,055,000)	—	(6,055,000)

Balances at September 30, 2003	8,021,886	$80,000	38,160,733	$382,000	$33,581,000	$(18,168,000)	$(17,150,000)	$(1,275,000)

Net loss for the year	—	—	—	—	—	(8,996,000)	—	(8,996,000)
Conversion of debt to equity	—	—	36,000	—	16,000	—	—	16,000
Settlement of dispute regarding stock subscription receivable	—	—	—	—	(250,000)	—	250,000	0
Collection of stock subscription receivable							5,913,000	5,913,000
Stock-based compensation	—	—	—	—	5,000	—	—	5,000

	8,021,886	$80,000	38,196,733	$382,000	$33,352,000	(27,164,000)	$(10,987,000)	$(4,337,000)

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(8,996,000)	$(6,055,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	304,000	236,000
Amortization	122,000	121,000
Issuance of common stock, options and warrants for services	5,000	1,280,000
Amortization of debt discounts	52,000	54,000
Loss on disposal of property and equipment	—	29,000
Change in cash resulting from changes in:
Accounts receivable	877,000	312,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(52,000)	4,000
Inventories	237,000	541,000
Other	150,000	15,000
Accounts payable and accrued liabilities	1,986,000	447,000
Customer deposits	7,000	(82,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(74,000)	(107,000)

Net cash flows from operating activities	(5,382,000)	(3,205,000)

Cash flows from investing activities:
Proceeds from disposal of equipment	—	14,000
Purchases of property and equipment	(444,000)	(83,000)

Net cash flows from investing activities	(444,000)	(69,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(421,000)	(184,000)
Proceeds from notes payable and long-term debt	—	760,000
Net proceeds from sale of common stock and warrants	—	3,100,000
Proceeds from stock subscription receivable	5,913,000	—
Stock issuance costs	—	(358,000)

Net cash flows from financing activities	5,492,000	3,318,000

Net change in cash	(334,000)	44,000
Cash at beginning of year	538,000	494,000

Cash at end of year	$204,000	$538,000

Supplemental cash flow information:

Cash paid for interest during the year	$36,000	$45,000

Cash paid during the year for income taxes	$—	$—

Non cash financing activity:

During 2004, debt in the amount of $16,000 was converted to equity.

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

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

During the year the Company has incorporated a wholly-owned subsidiary, Biovax, Inc., a Florida corporation, however that subsidiary had not commenced operations as of September 30, 2004.

The Company is an 81% owned subsidiary of Accentia BioPharmaceuticals, Inc.

Summary of significant accounting policies:

Inventories:

Inventories are recorded at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method.

Property and equipment:

Property and equipment are recorded at cost. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years.

Reorganization value in excess of amounts allocated to identifiable assets and intangible assets:

Intangible assets include patents and trademarks as well as reorganization value in excess of amounts allocated to identifiable assets, which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). In that regard, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has designated reorganization value in excess of amounts allocated to identifiable assets as intangible assets with indefinite lives and, therefore, these assets are not amortized.

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

Patent and trademark costs are recorded at historical cost. Patent and trademark costs are being amortized using the straight-line method over their estimated useful lives of six years for patents and twenty years for trademarks. Accumulated amortization was $628,000 at September 30, 2004.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1.	Nature of business and summary of significant accounting policies (continued):

Patents and trademarks (continued):

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2005	$106,000
2006	30,000
2007	30,000
2008	30,000
2009	30,000
thereafter	288,000

$514,000

Carrying value of long-lived assets:

The carrying values of the Company’s other long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog and expectations of undiscounted future cash flows, and, as in the case for the current year, might include an external valuation. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets.

Financial instruments:

Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and convertible debentures. As of September 30, 2004, the fair values of these instruments, except as to the convertible debentures, approximated their respective carrying values. The carrying value of the Company’s long-term debt, including convertible debentures of $5,651,000 as of September 30, 2004 reflect discounts associated with beneficial conversion features, more fully discussed in Note 6. The fair value of the long-term debt is estimated by management to be $5,733,000 (their face value) in consideration of the terms and interest rates applicable to the indebtedness.

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

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1.	Nature of business and summary of significant accounting policies (continued):

Revenue recognition (continued):

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

Research and development expenses:

The Company expenses research and development expenditures as incurred. In the fiscal years ended September 30, 2004 and 2003 the Company incurred total research and development expenses of $5,541,000 and $2,591,000, respectively. Expenses for the CRADA (See Note 12) amounted to $5,189,000 and $1,830,000, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of sales in the accompanying statements of operations.

Advertising:

The Company expenses the costs of advertising as they are incurred. Advertising expense was approximately $66,000 and $62,000 for the years ended September 30, 2004 and 2003, respectively.

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

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1.	Nature of business and summary of significant accounting policies (continued):

Stock-based compensation (continued):

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, accounting for stock-based compensation – transition and disclosure.

	2004	2003
Net loss, as reported	$(8,996,000)	$(6,055,000)
Stock-based compensation, as reported	$5,000	$1,280,000
Stock-based compensation under fair value method	$269,000	$1,650,000
Pro-forma net loss under fair value method	$(9,260,000)	$(6,425,000)
Basic net loss per share, as reported	$(.24)	$(0.33)
Pro-forma net loss per share under fair value method	$(.24)	$(0.35)

Recent accounting pronouncements:

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date of application to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – An Amendment of FASB Statements No. 66 and 67,” which states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The adoption of SFAS No. 152 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1.	Nature of business and summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

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

The accompanying financial statements have been prepared on a going-concern basis, which assumes that Biovest will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, Biovest incurred net losses of $8,996,000 and $6,055,000 and negative cash flows from operations of $5,382,000 and $3,205,000 in 2004 and 2003, respectively. Furthermore, the Company has a working capital deficit of $3,121,000 at September 30, 2004. In addition, Biovest’s projected cash flows from operations for fiscal 2005 are currently projected to be insufficient to finance projected operations without funding from other sources.

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

In June 2003, the Company sold shares of common and preferred stock, representing approximately 81% of the Company, to Accentia, Inc. (“Accentia”) for $20,000,000. Biovest has collected $9,013,000 of the $20,000,000 and, while only $987,000 is scheduled to be collected in 2005, in accordance with the original loan terms, management believes that Accentia will fund the remaining amounts prior to their scheduled maturity dates.

In the period following the change in control, management has spent considerable time and effort in revising the budget process, drafting a marketing plan and seeking ways to more efficiently operate the core business and conduct its research and development activities. Management anticipates that for fiscal 2005, they will further reduce expenditures, but anticipate losses in total due to research and development expenditures and lower sales volume. Management’s plans to sustain operations and fund the losses involve collection of the stock subscription receivable from Accentia and additional borrowings from Accentia as needed. Biovest anticipates that stabilized commercialization of the aforementioned vaccine will occur in late 2008, at which time the Company should commence profitable operations.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

2.	Liquidity and management’s plans (continued):

While management is confident that they will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

3.	Details to balance sheet:

Inventories:

Inventories consist of the following at September 30, 2004:

Finished goods	$52,000
Work-in-process	61,000
Raw materials	450,000

563,000
Less inventory not expected to be sold within one year	289,000

$274,000

During 2003, the Company recorded a $300,000 provision for obsolete inventory, which is included in cost of sales in the accompanying 2003 statement of operations.

Property and equipment:

Property and equipment consist of the following at September 30, 2004:

Furniture and fixtures	$68,000
Leasehold improvements	405,000
Machinery and equipment	1,532,000

2,005,000
Less accumulated depreciation and amortization	905,000

$1,100,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

3.	Details to balance sheet (continued):

Costs and estimated earnings on uncompleted contracts:

Costs and estimated earnings on uncompleted contracts consists of the following as of September 30, 2004:

Costs incurred on uncompleted contracts	$117,000
Estimated earnings	97,000

214,000
Less billings to date	(245,000)

$(31,000)

These amounts are included in the accompanying 2004 balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$75,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(106,000)

$(31,000)

4.	Concentration of credit risk and major customer information:

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Three customers respectively accounted for 14%, 11% and 10% of the Company’s trade accounts receivable balance at September 30, 2004. One customer accounted for 27% of revenues for the fiscal year ended September 30, 2003.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales, principally to European customers, were 36% and 46% of total revenues, respectively in the fiscal years ended September 30, 2004 and 2003. For the fiscal year ended September 30, 2003, one foreign country accounted for 29% of total revenues.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

5.	Long-term debt:

Long-term debt consists of the following at September 30, 2004

Notes payable, former management (current stockholder); principal and interest at 7% both due upon maturity in June 2007. Collateralized by certain assets; convertible at the option of the holder to BioVest common stock (at $.25 per share) or Accentia common stock (at either the IPO offering price, if any, or based on an appraised value).	$1,310,000

Convertible working capital notes payable; principal and interest at 7%, both due upon maturity in June 2006. Collateralized by certain assets; convertible at the option of the holder. Less: unaccreted value of beneficial conversion feature of $37,000 (i)	673,000

Notes payable, bridge financing; principal and interest at 7% both due upon maturity in June 2006. Collateralized by certain assets; convertible at the option of the holder to BioVest common stock (at $.50 per share) or Accentia common stock (at either the IPO offering price, if any, or based on an appraised value).	2,050,000

Convertible note payable, former legal counsel; principal due in installments through June 2006; interest at 7% due upon maturity. Collateralized by certain assets; Less: unaccreted value of beneficial conversion feature of $45,000 (i)	505,000

Notes payable, 2001 bridge financing, interest at 7.5%; due in 2004; convertible into common stock at $1.00 per share.	100,000

Notes payable, 2000 bridge financing, interest at 10%; $100,000 due September 2003 and $200,000 due September 2004; convertible into common stock at $1.00 per share.	300,000

Other	87,000
Long-term accrued interest	626,000

5,651,000
Less current maturities	(401,000)

Long-term portion of notes payable	$5,250,000

Future maturities of long-term debt is as follows at September 30, 2004

Year ending September 30,
2005	$401,000
2006	3,853,000
2007	1,310,000
2008	87,000

Total maturities	$5,651,000

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

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

6.	Shareholders’ equity:

Preferred stock:

The Company has authorized 10,000,000 shares of preferred stock. The holders of outstanding shares of preferred stock have the right to convert each one (1) share of preferred stock to two (2) shares of fully paid assessable common stock of the Company.

7.	Stock-based compensation:

Issuances of stock for services, stock options and stock warrants in 2004 and 2003 are as follows:

	Equity Instrument			Fair value at date of issuance	Exercise Price	Term
	Stock	Options	Warrants
Total outstanding in 2002	30,000	2,379,000	825,000

New issuances in 2003:
In connection with financing	473,333			$0.27
In connection with financing			1,162,000		$.25-$1.25	5 years
Employee and non-employee director compensation		3,500,000			$.25-$2.75	10 years

Total issued in 2003	473,333	3,500,000	1,162,000

New Issuances in 2004:
Consulting services			200,000	$0.27	$1.00	3 years
Employee and non-employee director compensation		2,518,000		$0.27	$.50	10 years
Former CEO per employment contract	36,000			$0.27

Total issued in 2004	36,000	2,518,000	200,000

Effective September 30, 2003, certain officers of the Company were granted an aggregate of 1,150,000 options, 500,000 exercisable immediately, with the balance vesting over three years. These options were granted at an exercise price of $.50 per share.

In addition, in 2003, the Company modified certain options and warrants for the purchase of its common shares as follows:

•	An aggregate of 300,000 warrants were repriced from $.50 to $.25.

•	5,675,000 options were converted to warrants. 3,075,000 were repriced at $.50, 2,600,000 were repriced at $.25; both exercisable after 6 months, with a term of 5 years.

•	200,000 warrants were repriced from $1.50 and $1.25 to $.50 and $.25, respectively.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

7.	Stock-based compensation (continued):

As a result of these modifications, the Company is now required to treat these options as variable stock options, which requires a charge to operations for adjustments in subsequent periods changes in the underlying market value of the stock. There have been no changes in the underlying market values in 2004.

The Company recognized $1,280,000 of stock-based compensation expense during 2003, related to the aforementioned option and warrant modifications and issuances.

The Company uses the Black-Scholes option pricing model to determine the fair value of each option grant as of the date of grant for consulting expense incurred and for the purpose of the pro forma presentation in Note 1. The following assumptions were used for grants in 2004 and 2003, respectively.

No dividend yield, expected volatility of 78.97%, risk-free interest rates of 2.62% and 2.56%,; and expected lives 5 years. The share price on the date of grant for the 2004 and 2003 grants was $0.27, and the exercise price of the grants ranges between $0.25 and $0.50.

Stock option activity for the years ended September 30, 2004 and 2003 is as follows:

	Years ended September 30
	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding-beginning of year	4,750,933	$0.74	7,105,000	$1.45
Granted	2,518,000	0.27	3,500,000	0.46
Exercised	0	0	—	—
Converted to warrants	0	0	(5,675,000)	1.47
Cancelled	(1,090,835)	—	(179,067)	—

Outstanding-end of year	6,178,098	$0.65	4,750,933	0.74

Exercisable-end of year	3,734,592	$0.75	2,090,341	0.87

Stock options outstanding at September 30, 2004 are summarized as follows:

Options Outstanding

	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01-1.00	4,960,000	8.07	$0.47
1.01-2.00	1,125,766	6.69	1.27
2.01-3.00	92,332	7.48	2.40

	6,178,098

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

7.	Stock-based compensation (continued):

Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	2,551,665	8.07	$0.48
1.01-2.00	1,104,931	6.69	1.26
2.01-3.00	77,996	7.48	2.43

	3,734,592

Stock Warrants:

Stock warrants outstanding at September 30, 2004 are summarized as follows:

Warrants Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	6,685,000	3.59	$0.40
1.01-2.00	1,600,000	1.90	1.41
2.01-3.00	601,667	1.98	2.65
3.01-4.00	6,000	2.70	4.00
4.01-5.00	839,000	1.71	5.00

	9,731,667

Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	6,685,000	3.59	$0.40
1.01-2.00	1,600,000	1.90	1.41
2.01-3.00	601,667	1.98	2.65
3.01-4.00	6,000	2.70	4.00
4.01-5.00	839,000	1.71	5.00

	9,731,667

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

8.	Income taxes:

The significant income components of the Company’s net deferred total assets as of September 30, 2004 are as follows:

Accrued Compensation	63,000
Other	27,000
Accrued Vacation	50,000
Inventory Reserves	114,000
Net operating loss carryover	5,900,000
Valuation Allowance	(6,100,000)

Total Deferred Tax Asset	54,000

Intangibles	(54,000)
Total Deferred Tax Liability	(54,000)

Net Deferred Tax Asset	0

The components of the provision (benefit) for income taxes consists of the following:

Current Tax
Federal	—
State	—

Total Current	—

Deferred Tax
Deferred	(3,412,000)
Increase in Valuation allowance	3,412,000

Total Deferred	—

Total provision (benefit) for income taxes	—

FAB 109 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets.

For the tax periods 06/17/2003 through 09/20/2004, the Company is part of a consolidated federal income tax return that includes Accentia Biopharmaceuticals, Inc (“Accentia”). The Company’s income tax provision is calculated on a separate return basis as if the Company was not part of the Accentia consolidated group.

The Company has a federal net operating loss of approximately $15.5 million as of September 30, 2004 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred charge occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOL”) and other deductions which are available to the company. The portion of the NOL’s incurred prior to 06/17/2003 ($3.4 million) are subject to these limitation. As such, these NOL’s are limited to approximately $.2 million per year. NOL’s incurred after 06/17/2003 may also subject to restriction.

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year ended September 30,
	2004	2003
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(2)%
Effect of valuation allowance	38	36

Net actual effective rate	—%	—%

9.	Retirement plans:

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

10.	Commitments and contingencies:

Employment agreements:

The Company has employment agreements with certain employees, which extend from 24 to 36 months. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements for the years ended September 30, 2005 and 2006 are $878,167 and $514,167 respectively. The Company incurred $413,000 and $6,000 related to these agreements during fiscal 2004 and 2003, respectively.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

10.	Commitments and contingencies (continued):

Leases:

The Company leases office and manufacturing space pursuant to several non-cancelable operating leases. Rent expense pertaining to these leases was $640,000 and $683,000, for years ended September 30, 2004 and 2003, respectively. At September 30, 2004, the following is a schedule of future minimum rental payments required pursuant to these leases is as follows:

Years ending September 30,
2005	$370,000
2006	154,000

$524,000

Cooperative Research and Development Agreement open for revision in agreement:

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

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

10.	Commitments and contingencies (continued):

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

Tender offer:

The Investment Agreement with Accentia contemplated that within one year of its closing our common stock would either begin to trade publicly or, in the alternative, we would make a tender offer to purchase a portion of the stock held by our stockholders before the closing (the “minority shareholders”). We have determined not to encourage public trading in our stock at this time but rather to continue to monitor the merits of public trading. Accordingly, we are considering various approaches to make a tender offer that satisfies both the Agreement and serves the best interests of the Company and its shareholders. To satisfy the agreement, such an offer would be to purchase up to 980,000 shares at $2.00 per share. Additional tender offers may be contemplated in the absence of public trading in our stock at the second, third, and fourth anniversaries of the closing of the agreement.

11.	Segment information:

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

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments is as follows:

	September 30, 2004
	Cell Culture Products and Services	National Cell Culture Center	Instruments and Disposables	Total
Net revenue	$2,265,000	$1,107,000	$2,334,000	$5,706,000

	September 30, 2003
Net revenue	$2,192,000	$1,255,000	$4,809,000	$8,256,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

12.	Related party transactions:

In connection with a Biovest contract for an unrelated institutional party, Accentia reimbursed Biovest $120,000 for services rendered, which is included in the cell culture products and services segment.

The Company has granted Accentia the right to be the Company’s exclusive commercialization partner and to provide all distribution services worldwide for therapeutic products including all biopharmaceutical products, monoclonal antibodies, peptides, infectious disease and cancer vaccines, autologous cancer vaccines such as for non-Hodgkins lymphoma and renal cell carcinoma, cell-based therapies, stem cells, cytokines, and viruses produced by mammalian cell culture techniques. This agreement covers products currently owned, licensed or being developing and products which may be subsequently acquired or developed during the Agreement. Accentia is required to facilitate the development, regulatory approval, sale, marketing and delivery of products, including but not limited to the patient, end consumer, health care professional, and pharmacy following any required governmental approval. For so long as Accentia owns more than fifty one percent (51%) of our outstanding capital stock, the Company is only obligated to reimburse Accentia for its costs incurred in connection with providing these services. Should Accentia’s ownership drop below fifty one percent (51%) of our outstanding capital stock, the Company has agreed to pay Accentia forty nine percent (49%) of the Net Profit from covered products calculated separately. Net Profit takes into account all revenue from the sale, license, sub-license, joint venture or other receipts from covered products whether collected by Accentia or us. Net Profit is calculated by deducting from revenue all out of pocket costs and expenses incurred by Accentia and us in providing services including, but not limited to, the costs of products and materials, marketing, packaging and shipping, and payments to service providers.

13.	Subsequent events

Subsequent to September 30, 2004, the Company increased its authorized shares to 350,000,000, 300,000,000 of which are common and 50,000,000 of which are preferred.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.
Date: January 13, 2005
	By:	/s/ Steven Arikian
Steven Arikian, President, Chairman and
Chief Executive Officer
(Principal Executive Officer)
Date: January 13, 2005
	By:	/s/ James A. McNulty
James A. McNulty, Chief Financial Officer
(Principal Financial Officer)

S-1