Form 10KSB/A
period 2004-09-30
BIOVEST INTERNATIONAL INC
filed 2005-02-02
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

The Company has a federal net operating loss of approximately $15.5 million as of September 30, 2004 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The position of the NOL’s are incurred prior to 06/17/2003 ($3.4 million) are subject to these limitation. As such, these NOL’s are limited to approximately $.2 million per year. NOL’s incurred after 06/17/2003 may also subject to restriction.

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

Director’s Compensation and Indemnification. Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) directors receive reimbursement of expenses, (ii) an annual grant of options to purchase shares of common stock at 100% of market value: 20,000 option shares for Board membership, 5,000 option shares for serving on a committee of the Board and 5,000 option shares for chairing any committee of the Board.

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

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) reimbursement of expenses, (ii) an annual grant of options to purchase shares of common stock at 100% of market value: 20,000 option shares for Board membership, 5,000 option shares for serving on a committee of the Board and 5,000 option shares for chairing any committee of the Board.

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

$524,000

Cooperative Research and Development Agreement:

In September 2001 BioVest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $530,000 quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Since the transfer to BioVest of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $160,000 per year). Failure to remit these reduced payments will constitute the Company’s unilateral termination of the CRADA and BioVest will lose the rights to commercialize the results of its collaborative research. We have funded the continuing development costs as described above, including the renovation of our Worcester facility to meet FDA requirements. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will commit BioVest to several years of significant expenditures before revenues will be realized, if ever. The agreement expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated.

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
Date: February 2, 2005
	By:	/s/ Steven Arikian
Steven Arikian, President, Chairman and
Chief Executive Officer
(Principal Executive Officer)
Date: February 2, 2005
	By:	/s/ James A. McNulty
James A. McNulty, Chief Financial Officer
(Principal Financial Officer)

S-1