Form 10QSB
period 2004-12-31
BIOVEST INTERNATIONAL INC
filed 2005-02-22
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commissions file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8500 Evergreen Blvd. NW, Minneapolis, Minnesota 55433

(Address of principal executive offices)

Issuer’s telephone number: 763-786-0302

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At December 31, 2004, there were 38,160,733 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)    Yes  ☐    No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

	December 31, 2004 (Unaudited)	September 30, 2004 (Audited)
ASSETS
Current Assets:
Cash	$73,000	$204,000
Accounts receivable, net of $19,000 allowance for doubtful accounts	539,000	102,000
Costs and estimated earnings in excess of billings on uncompleted contracts	82,000	75,000
Inventories	310,000	274,000
Prepaid expenses and other current assets	92,000	141,000

Total current assets	1,096,000	796,000

Property, plant and equipment, net	1,011,000	1,100,000
Other assets:
Inventories	—	289,000
Patents and trademarks, net	484,000	514,000
Goodwill	2,131,000	2,131,000

	$4,722,000	4,830,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$406,000	$401,000
Accounts payable	1,403,000	1,725,000
Customer deposits	98,000	102,000
Accrued liabilities:
Compensation and related taxes	509,000	595,000
Other	719,000	988,000
Billings in excess of costs and estimated earnings on uncompleted contracts	68,000	106,000

Total current liabilities	3,203,000	3,917,000

Long term debt, less current maturities:
Related party	1,310,000	1,310,000
Non-related party	3,974,000	3,940,000

	8,487,000	9,167,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 and 10,000,000 shares authorized in December and September, respectively; 8,021,886 issued and outstanding	80,000	80,000
Common stock, $.01 par value, 300,000,000 and 50,000,000 shares authorized in December and September, respectively; 38,196,733 shares issued and outstanding	382,000	382,000
Additional paid-in capital	33,354,000	33,352,000
Accumulated deficit	(29,918,000)	(27,164,000)
Stock subscription receivable	(7,663,000)	(10,987,000)

Total stockholders’ deficit	(3,765,000)	(4,337,000)

	$4,722,000	$4,830,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Revenues:
Cell culture products and services	$313,000	$782,000
National cell culture center	248,000	341,000
Instrument and disposables	512,000	700,000

Total revenues	1,073,000	1,823,000

Operating costs and expenses:
Cost of sales	919,000	1,762,000
Inventory write-down	319,000	—
Research and development	1,923,000	917,000
Marketing, general and administrative	562,000	960,000

Total operating costs and expenses	3,723,000	3,639,000

Loss from operations	(2,650,000)	(1,816,000)

Other income (expense):
Interest expense, net	(104,000)	(109,000)
Other expense	—	(15,000)

	(104,000)	(124,000)

Net loss	$(2,754,000)	$(1,940,000)

Net loss per common share:
Basic	$(.07)	$(.05)

Diluted	$(.07)	$(.05)

Weighted average shares outstanding:
Basic	38,196,733	38,160,733

Diluted	38,196,733	38,160,733

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Stock Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at September 30, 2004	8,021,886	$80,000	38,196,733	$382,000	$33,352,000	$(27,164,000)	$(10,987,000)	$(4,337,000)
Collection on stock subscription	—	—	—	—	—	—	3,324,000	3,324,000
Amortization of unearned stock compensation					2,000			2,000
Net loss	—	—	—	—	—	(2,754,000)	—	(2,754,000)

Balance	8,021,886	$80,000	38,196,733	$382,000	$33,354,000	$(29,918,000)	$(7,663,000)	$(3,765,000)

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(2,754,000)	$(1,940,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	103,000	67,000
Amortization	30,000	30,000
Write-down of inventory	319,000	—
Issuance of common stock, options and warrants for services	2,000	—
Amortization of discounts related to debt	12,000	15,000
Changes in cash resulting from changes in:
Accounts receivable	(436,000)	66,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,000)	(98,000)
Inventories	(67,000)	27,000
Other	48,000	59,000
Accounts payable and accrued liabilities	(605,000)	55,000
Customer deposits	(4,000)	(64,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,000)	85,000

Net cash flows from operating activities	(3,396,000)	(1,698,000)

Cash flows from investing activities:
Purchase of property and equipment	(14,000)	(64,000)

Net cash flows from investing activities	(14,000)	(64,000)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(51,000)
Repayment of notes payable and long-term debt	(44,000)	(282,000)
Proceeds from stock subscription receivable	3,323,000	1,900,000

Net cash flows from financing activities	3,279,000	1,567,000

Net change in cash	(131,000)	(195,000)
Cash at beginning of period	204,000	538,000

Cash at end of period	$73,000	$343,000

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$65,000	$30,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of the company:

The Company’s principal focus is the development of a personalized therapeutic cancer vaccine, which is named Biovaxid ®, for the treatment of non-Hodgkin’s Lymphoma, a low-grade Follicular Lymphoma (FL). FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase III clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NCI for the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for Biovaxid® was transferred to the Company from the NCI.

The Company also produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using its unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. In addition to the commercial contract production business, for more than fourteen years the Company has been designated by the National Institutes of Health as the National Cell Culture Center (“NCCC”). The Company also manufactures instruments and disposables used in the hollow fiber production of cell culture products. The Company’s hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

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

Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

Goodwill:

In 2003 the Company adopted SFAS 142, under which amortization of goodwill is no longer permitted. Intangible assets such as goodwill are tested for impairment annually or whenever there is an impairment indicator. The Company has not recorded any impairment losses as a result of the new standard.

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

Stock-based compensation:

Effective on October 1, 2004, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based compensation plans. There were no stock option issuances during the quarter. Furthermore, in accordance with the prospective application provisions of the standard, the Company continues to account for the unamortized portion of prior-year issuances using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

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

	December 31, 2004	December 31, 2003
Net loss, as reported	$(2,754,000)	$(1,940,000)

Stock-based compensation, as reported	$2,000	$—

Stock-based compensation under fair value method	$54,000	$215,000

Pro-forma net loss under fair value method	$(2,806,000)	$(2,155,000)

Basic net loss per share, as reported	$(.07)	$(0.05)

Pro-forma net loss per share under fair value method	$(.07)	$(0.06)

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company.

Revenues from contract cell production and research and development services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. General and administrative costs are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3.	Liquidity and management plans:

During the three months ended December 31, 2004 the Company incurred a net loss of $2,754,000. At December 31, 2004 the Company had an accumulated deficit of $29,918,000 and working capital deficit of approximately $2,107,000, and the Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. ( “Accentia”) stock subscription receivable, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2004 citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to fund its ongoing operational and development costs through the receipt of stock subscription receivables ($3,324,000 of which was received in this quarter), including our anticipation of potential advances against the subscription receivable remaining of $7,663,000 and through as yet unidentified equity and debt financing transactions. We have no commitment for our required funding. There is no assurance that the required funds can be obtained on terms acceptable or favorable to us, if at all.

On August 17, 2004 the Company entered into a Biologic Products Commercialization Agreement with Accentia, which owns 81% of the Company’s outstanding stock, whereby Accentia will be the Company’s exclusive commercialization partner for all biologics products, including without limitation the Company’s therapeutic Cancer Vaccine for non-Hodgkins Lymphoma. For so long as Accentia owns 51% or more of the Company’s outstanding capital stock the Company will only be required to reimburse Accentia for direct and indirect expenses. Should Accentia own less than 51% of the Company’s outstanding capital stock, the agreement requires that the Company pay scheduled compensation for these services.

4	Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit valuations of its customers. Two customers accounted for 15% and 11% of revenues for the three months ended December 31, 2004. Two customers accounted for approximately 21% and 12% of the Company’s trade accounts receivable balance at December 31, 2004. Two customers accounted for 12% and 11% of revenues for the three months ended December 31, 2003. The same customers accounted for approximately 17% and 26% of the Company’s trade accounts receivable balance at December 31, 2003.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 36% and 47% for the three months ended December 31, 2004 and 2003, respectively. For the three months ended December 31, 2004, customers in two foreign countries accounted for 16% and 11% of total revenues. For the three months ended December 31, 2003, customers in two foreign countries each accounted for 13% of total revenues.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

5.	Inventories:

Inventories consist of the following at December 31, 2004:

Finished goods	$41,000
Work-in-process	128,000
Raw materials	141,000

$310,000

Upon evaluation of future needs to satisfy anticipated demand levels, and after evaluating the inability to meet initial budget expectations after Accentia’s acquisition in June 2003, the Company wrote off $319,000 in excess unsellable inventory which had been previously classified in non-current assets.

6.	Income taxes:

No provision for income taxes has been recorded for the three months ended December 31, 2004 and 2003 due to the losses incurred during the periods. At December 31, 2004, the Company has net operating loss carryforwards of approximately $18,500,000 available to offset future taxable income, which will expire 2022.

SFAS 109 requires that a deferred tax asset be reduced by a valuation allowance if based on the weight of the available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax allowance of $7,030,000, which fully offsets all deferred tax assets.

7.	Net loss per common share:

The Company had net losses for all periods presented. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options and warrants. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all options outstanding is anti-dilutive.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

7.	Net loss per common share (continued):

The following table sets forth the calculations of basic and diluted net loss per share:

	2004	2003
Numerator:
Net loss	$(2,754,000)	$(1,900,000)

Denominator:
For basic loss per share – weighted average shares	38,196,733	38,160,733
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	38,196,733	38,160,733

Net loss per share, basic and dilutive	$(.07)	$(.05)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows at December 31, 2004 and 2003:

	2004	2003
Options and warrants to purchase common stock	15,909,765	15,482,600
Preferred stock (convertible to common stock)	16,043,772	16,043,772

Pro forma Earnings per share, giving effect to the subsequent conversion of preferred stock to common stock in February 2005 (discussed in Note 10) is as follows:

	2004	2003
Numerator:
Net loss	$(2,754,000)	$(1,900,000)

Denominator:
For basic loss per share – weighted average shares	38,196,733	38,160,733
Pro forma effect of preferred stock conversion	16,043,772	16,043,772

Pro forma weighted average shares	54,240,505	54,204,505

Pro forma net loss per share, basic and dilutive	$(.05)	$(.04)

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

8.	Segment information:

The Company operates in four identifiable industry segments. The Company’s Cell Culture products and services and National Cell Culture Center segments are engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The National Cell Culture Center segment performs the same services, but only in connection with the NIH grant. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment, which has no revenues generated to date, is focused on developing Biovaxid, as described earlier.

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments is as follows:

	Cell Culture Products and Services	National Cell Culture Center	Instruments and Disposables	Total
Net revenue, 2004	$313,000	$248,000	$512,000	$1,073,000

Net revenue, 2003	$782,000	$341,000	$700,000	$1,823,000

9.	Commitments and contingencies:

Legal proceedings:

The Company received notice of a threatened claim from Henry Kopf and a company with which he is affiliated, alleging that certain equipment sold in the past, including by our predecessor company, may have infringed some aspects of patents allegedly held by this individual. Based on input from intellectual property legal counsel, the Company believed the products did not and do not infringe these patents, and the alleged patent claims were invalid. In October 2004, the Company entered into a settlement agreement in connection with a Declaratory Judgment action in U.S. District Court for the District of Minnesota, which had been instituted against this individual and the company with which he is affiliated, seeking a declaration that there is no patent infringement and asking for an award of damages against the defendants for tortuous interference with our business as a result of the actions in delivering infringement claims directly to one or more of the Company’s customers. As a result of this settlement, all patent infringement allegations were dropped, without cost to the Company, and the defendants agreed not to assert any further claims in connection with these patents.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

9.	Commitments and contingencies (continued):

Legal proceedings (continued):

In November, 2004, the Company settled a litigation commenced by Dr. Robert Pfeffer, a stockholder and former employee, seeking to collect a promissory note in the amount of $100,000 by agreeing to make installment payments of principal and accrued interest on the Note totaling $128,627, over a seven-month period. In January 2005, Dr. Pfeffer filed a claim alleging past compensation due, and non-payment of one hundred twenty thousand options as well as on an obligation to repurchase ten percent of his 168,836 shares of Biovest stock at $2.00 per share based on an alleged third-party beneficial arrangement under the Accentia/Biovest Investment agreement. The alleged contract and the obligations thereunder are disputed by the Company. The Company intends to defend this claim and has recorded all obligations that it considers to be due at December 31, 2004.

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

Accentia investment agreement:

The Company’s Investment Agreement with Accentia requires that the Company file all necessary documents and take all necessary actions to permit its outstanding shares that are not subject to restriction on sale or transfer under the applicable securities laws to trade publicly. The Company believes that they have broad discretion in determining how to satisfy this requirement. Management believes that the Company has filed all required documents and reports with the Securities and Exchange Commission and most of its outstanding stock, other than the shares held by Accentia, can be freely traded without further action by the Company. Should it be determined that the Company should have filed additional documents or taken additional action to permit such trading in its outstanding stock, the Company would be required under the Investment Agreement to make an offer to purchase shares of its outstanding stock as follows: 980,000 shares on the first anniversary of the investment, 1,960,000 shares at the second anniversary of the investment, 2,940,000 shares at the third anniversary of the investment and 3,920,000 shares at the fourth anniversary of the investment, with each such repurchase at $2.00 per share.

10.	Subsequent event:

During the quarter ended on December 31, 2004, the Company approved the conversion of all Preferred stock previously issued to Accentia Biopharmaceuticals, Inc. in connection with the closing of the Investment Agreement to common stock in the Company, which resulted in the retirement of 8,021,886 shares of Preferred stock and the issuance of 16,043,772 shares of common stock to Accentia. On February 7, 2005, the Company’s Registrar and Transfer Agent issued the stock certificate for these common stock shares. Thus, on the date of filing of this report there are a total of 54,204,505 shares of our common stock outstanding.

BIOVEST INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Our major focus has become the development of our personalized therapeutic cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which we have named Biovaxid®. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase III clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for Biovaxid® was transferred to us from the NCI.

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

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. Upon evaluation of future needs to satisfy anticipated demand levels, and after evaluating the inability to meet initial budget expectations after Accentia’s acquisition in June 2003, the Company wrote off $319,000 as excess unsellable inventory, which had previously been classified in non-current assets.

BIOVEST INTERNATIONAL, INC.

Effective on October 1, 2004, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based compensation plans. There were no new stock option issuances during this quarter. Furthermore, in accordance with the prospective application provisions of the standards, the Company continues to account for the unamortized portion of prior-year issuances using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

In assessing the recoverability of the Company’s amounts recorded as goodwill significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record impairment charges.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing and consumer demand, competition, other uncertainties in the markets for biotechnology products and changes in relationships with key suppliers. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Results of Operations

Revenues. Revenues for the three months ended December 31, 2004 of $1,073,000 decreased 41% from $1,823,000 for the three ended December 31, 2003. This decrease stemmed primarily from the Company’s inability to meet expected sales forecasts in contract manufacturing and instrumentation in the first two quarters of the fiscal year ended September 30, 2004, and the resulting reduction of the sales force late in the second quarter of fiscal 2004. The sales decline is attributable to the continuing impact of the sales force reduction. Contract cell culture production and services decreased $469,000, or 60%, to $313,000 compared to the same three-month period in 2003. National Cell Culture Center sales for the three months ended December 31, 2004 decreased $97,000, or 27%, to $248,000 compared to $341,000 for the same period in 2003. Sales of instruments and disposables for the three months ended December 31, 2004 decreased $188,000, or 27%, to $512,000 compared to the same period in 2003. The lack of adequate working capital in Biovest prior to Accentia’s investment had a negative impact on Biovest sales. Biovest was significantly impacted by the lack of marketing and customer support activities in prior periods, which had a corresponding negative marketplace perception. During the first half of 2004 we sought to rebuild this business to its historical volume. However, due to continued lower sales volumes, we reduced staffing by mid-year to reduce negative cash flow and better match staffing levels to actual and anticipated sales volumes.

Gross Margin. The overall gross margin increased for the third quarter of fiscal year 2005 from 3% to 14% versus the comparable periods of 2004. The increases in margin are primarily the result of reallocation of personnel and resources from cost of sales to research and development, as well as changes in product mix.

BIOVEST INTERNATIONAL, INC.

Operating Expenses. Research and development expenses for the three months ended December 31, 2004 increased 110% or $1,006,000 to $1,923,000 from $917,000 in the comparable prior year period. The entire amount of research and development relates to vaccine production supporting the on-going clinical trial and design engineering expense associated with designing a more efficient commercially scaleable prototype bioreactor for vaccine production. Marketing, general and administrative expenses decreased $398,000, or 42%, in the three months ended December 31, 2004 versus the same period in fiscal 2003. The decrease is attributed largely to focused activities in our clinical trial rather than historical marketing efforts, thereby reducing associated administrative and corporate expenses. During the quarter ended December 31, 2004, we wrote off $319,000 in inventory that we determined to be unsellable given our current business plan. This was a one-time non-recurring charge.

Other Expense. Interest expense consists of interest expense on the Company’s long-term debt, and short-term loans from affiliates. Interest income is nominal in both periods.

Liquidity and Capital Resources

At December 31, 2004 the Company had an accumulated deficit of $29,918,000 and a working capital deficit of approximately $2,107,000. During the three months ended December 31, 2004 we incurred a loss of $2,754,000, consisting of $3,396,000 cash flow used for operations, reduced by a $319,000 write-down of non-current inventory and $133,000 of depreciation and amortization. Additionally, we have incurred significant losses and cash flow deficits in previous years. During fiscal year 2004 and 2003 we incurred losses of $8,996,000 and $6,055,000. During fiscal year 2004 and 2003, we used $5,382,000 and $3,205,000 of cash flow for operations. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of the Accentia stock subscription receivable, and advances on the stock subscription receivables. The Company considers its liquidity and capital resource situation to be critical. The Company expects to fund its cash requirements through a combination of advances against its future stock subscription receivables (see Note 3 to the Condensed Financial Statements) which are payable in increments, and through as yet unidentified equity and debt financing transactions. We received advances on our stock subscription received of $3,324,000 in this quarter, which covered the amount we are due in the next scheduled installment in June 2005. We anticipate potential advances against the subscription receivable remaining of $7,663,000 and through as yet unidentified equity and debt. We have no commitment for the required funding and we are subject to the risk that the required funds will not be obtained on terms acceptable or favorable to us, if at all. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to conduct our business.

On December 31, 2004 the Company had a working capital deficit of approximately $2,107,000 compared to a working capital deficit of $3,121,000 at September 30, 2004.

During the three months ended December 31, 2004, we utilized $14,000 of cash for capital expenditures compared with $64,000 for the three months ended December 31, 2003. The decrease in the current year was primarily attributable to the timing of expenditures to upgrade the Worcester laboratory to comply with our plan to produce vaccines for the clinical trial.

In 2001, we entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay amounts quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Since the April 2004 transfer to us of the IND for development of this vaccine, the payments to NCI have been reduced to approximately $140,000 annually. We have funded the continuing development costs as described above, including the renovation of our Worcester facility to meet FDA requirements. Successful development of the vaccine, if

BIOVEST INTERNATIONAL, INC.

approved by the FDA, from Phase III clinical trials through commercialization will require us to fund significant and ongoing expenditures, perhaps for several years, before revenues are realized, if ever. The CRADA expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated. We do not expect any negative ramifications on the development of the vaccine, and our budget for the next several years anticipates costs that otherwise would have been funded partially by the CRADA agreement.

Continued development activities related to our vaccine, including the Phase III clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment and potentially space and related capability necessary to support production requirements anticipated upon approval and as part of the commercialization of the vaccine. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required fund or any substantial delay in obtaining required fund would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

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

BIOVEST INTERNATIONAL, INC.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in our internal control over financial reporting in fiscal 2004 or the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOVEST INTERNATIONAL, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company received notice of a threatened claim from an individual and a company with which he is affiliated, alleging that certain equipment sold in the past, including by our predecessor company, may have infringed some aspects of patents allegedly held by this individual. Based on input from intellectual property legal counsel, the Company believed the products did not and do not infringe these patents, and the alleged patent claims were invalid. In October 2004, the Company entered into a settlement agreement in connection with a Declaratory Judgment action in U.S. District Court for the District of Minnesota, which had been instituted against this individual and the company with which he is affiliated, seeking a declaration that there is no patent infringement and asking for an award of damages against the defendants for tortuous interference with our business as a result of the actions in delivering infringement claims directly to one or more of the Company’s customers. As a result of this settlement, all patent infringement allegations were dropped, without cost to the Company, and the defendants agreed not to assert any further claims in connection with these patents.

In November, 2004, we settled a litigation commenced by Dr. Robert Pfeffer, a stockholder and former employee, seeking to collect a promissory note in the amount of $100,000 by agreeing to make installment payments of principal and accrued interest on the Note totaling $128,627.85, over a seven-month period. In January 2005 Dr. Pfeffer filed a claim alleging past compensation due, and non-payment of one hundred twenty thousand options as well as on an obligation to repurchase ten percent of his 168,836 shares of Biovest stock at $2.00 per share based on an alleged third-party beneficial arrangement under the Accentia/Biovest Investment agreement. The alleged contract and the obligations thereunder are disputed by us. The Company intends to defend this claim and has recorded all obligations that it considers to be due at December 31, 2004.

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

ITEM 2. CHANGES IN SECURITIES

During the period of this Report, the Company approved the conversion of all Preferred stock previously issued to Accentia, Inc. in connection with the closing of the Investment Agreement to common stock in the Company, which will result in the retirement of 8,021,886 shares of Preferred stock and the issuance of 16,043,772 shares of common stock to Accentia, Inc. On February 7, 2005, the Company’s Registrar and Transfer Agent issued the stock certificate for the common stock shares. Thus, on the date of filing of this report there are a total of 54,204,505 shares of our common stock outstanding.

In addition, at the Annual Stockholders Meeting the stockholders approved the increase in the Company’s capital stock from 60,000,000 shares (50,000,000 shares of common stock, $0.01 par value and 10,000,000 shares of preferred stock, $0.01 par value) to 350,000,000 shares (300,000,000 shares of common stock, $0.01 par value and 50,000,000 shares of preferred stock, $0.01 par value). An Amendment to the Company’s Certificate of Incorporation to reflect this increase has been filed with the Delaware Secretary of State, Division of Corporations.

BIOVEST INTERNATIONAL, INC.

ITEM 6. EXHIBITS AND REPORTS

(a)	Exhibits

2.1	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)
2.2	Amended Certificate of Incorporation (1)
2.3	Amended Bylaws (1)
2.4	Masters Service Agreement With PPDI (2)
2.5	Project Addendum-PPDI (2)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes –Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes –Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

(1)	Incorporated by reference to our Current Report on Form 8-K dated December 3, 2004
(2)	Incorporated by reference to our Current Report on Form 8-K dated October 4, 2004

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated October 4, 2004

Current Report on Form 8-K dated December 3, 2004

BIOVEST INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 22, 2005	/s/ Dr. Steven Arikian
Dr. Steven Arikian
Chairman and Chief Executive Officer

Date: February 22, 2005	/s/ James A. McNulty
James A. McNulty
Chief Financial Officer