Form 10QSB
period 2005-03-31
BIOVEST INTERNATIONAL INC
filed 2005-05-23
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Issuer’s telephone number: 763-786-0302

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At March 31, 2005, there were 54,240,505 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)    Yes  ☐    No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2005 (Unaudited)	September 30, 2004 (Audited)
ASSETS
Current Assets:
Cash	$39,000	$204,000
Accounts receivable, net of $30,000 and $19,000 allowance for doubtful accounts March 31, 2005 and September 30, 2004, respectively	969,000	102,000
Unbilled receivables	24,000	75,000
Inventories	294,000	274,000
Prepaid expenses and other current assets	146,000	141,000

Total current assets	1,472,000	796,000

Property, plant and equipment, net	944,000	1,100,000
Other assets:
Inventories	—	289,000
Patents and trademarks, net	454,000	514,000
Goodwill	2,131,000	2,131,000

	$5,001,000	$4,830,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$326,000	$401,000
Accounts payable (including $363,000 due to affiliate at March 31, 2005)	1,211,000	1,725,000
Customer deposits	94,000	102,000
Accrued liabilities:
Compensation and related taxes	532,000	595,000
Other	751,000	988,000
Unearned revenues	24,000	106,000

Total current liabilities	2,938,000	3,917,000

Long term debt, less current maturities:
Related party	1,310,000	1,310,000
Non-related party	4,058,000	3,940,000

	8,306,000	9,167,000

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 and 10,000,000 shares authorized in March and September, respectively; 0 and 8,021,886 issued and outstanding, respectively	—	80,000
Common stock, $.01 par value, 300,000,000 and 50,000,000 shares authorized in March and September, respectively; 54,240,505 and 38,196,733 shares issued and outstanding, respectively	542,000	382,000
Additional paid-in capital	33,275,000	33,352,000
Accumulated deficit	(32,504,000)	(27,164,000)
Stockholder note receivable	(4,618,000)	(10,987,000)

Total stockholders’ deficit	(3,305,000)	(4,337,000)

	$5,001,000	$4,830,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Revenues:
Cell culture products and services	$323,000	$693,000	$636,000	$1,475,000
National cell culture center	279,000	337,000	527,000	678,000
Instrument and disposables	935,000	719,000	1,447,000	1,419,000
R & D services	—	105,000	—	105,000

Total revenues	1,537,000	1,854,000	2,610,000	3,677,000

Operating costs and expenses:
Cost of sales	1,015,000	1,524,000	1,934,000	3,286,000
Inventory write-down	31,000	—	350,000	—
Research and development	2,327,000	1,177,000	4,250,000	2,094,000
Marketing, general and administrative	650,000	977,000	1,212,000	1,937,000

Total operating costs and expenses	4,023,000	3,678,000	7,746,000	7,317,000

Loss from operations	(2,486,000)	(1,824,000)	(5,136,000)	(3,640,000)

Other income (expense):
Interest expense, net	(100,000)	(104,000)	(204,000)	(213,000)
Other expense	—	—	—	(15,000)

	(100,000)	(104,000)	(204,000)	(228,000)

Net loss	$(2,586,000)	$(1,928,000)	$(5,340,000)	$(3,868,000)

Net loss per common share:
Basic and diluted	$(.05)	$(.05)	$(.12)	$(.10)

Weighted average shares outstanding:
Basic and diluted	47,466,468	38,160,733	42,780,668	38,160,733

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2005

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Stock Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at September 30, 2004	8,021,886	$80,000	38,196,733	$382,000	$33,352,000	$(27,164,000)	$(10,987,000)	$(4,337,000)
Collection on Stockholder note receivable	—	—	—	—	—	—	6,369,000	6,369,000
Stock-based compensation	—	—	—	—	3,000	—	—	3,000
Conversion of shares	(8,021,886)	(80,000)	16,043,772	160,000	(80,000)	—	—	—
Net loss	—	—	—	—	—	(5,340,000)	—	(5,340,000)

Balances at March 31, 2005	—	$—	54,240,505	$542,000	$33,275,000	$(32,504,000)	$(4,618,000)	$(3,305,000)

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Cash flows from operating activities:
Net loss	$(5,340,000)	$(3,868,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	209,000	135,000
Amortization	61,000	61,000
Write-down of inventory	350,000	—
Stock-based compensation	3,000	1,000
Amortization of discounts related to debt	25,000	28,000
Changes in cash resulting from changes in:
Accounts receivable	(867,000)	293,000
Unbilled receivables	51,000	(77,000)
Inventories	(82,000)	83,000
Other assets	(5,000)	38,000
Accounts payable and accrued liabilities	(670,000)	479,000
Customer deposits	(8,000)	(17,000)
Unearned revenues	(82,000)	(83,000)

Net cash flows from operating activities	(6,355,000)	(2,927,000)

Cash flows from investing activities:
Purchase of property and equipment	(53,000)	(78,000)

Net cash flows from investing activities	(53,000)	(78,000)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(103,000)
Repayment of notes payable and long-term debt	(125,000)	(290,000)
Proceeds from Stockholder note receivable	6,368,000	3,074,000

Net cash flows from financing activities	6,243,000	2,681,000

Net change in cash	(165,000)	(324,000)
Cash at beginning of period	204,000	538,000

Cash at end of period	$39,000	$214,000

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$136,000	$32,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of the company:

The Company’s principal focus is the development of a personalized therapeutic cancer vaccine, which is named Biovaxid ®, for the treatment of non-Hodgkin’s Lymphoma, a low-grade Follicular Lymphoma (FL). FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase III clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (“NCI”) for the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for Biovaxid® was transferred to the Company from the NCI.

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

Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

In 2003, the Company adopted Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), under which amortization of goodwill is no longer permitted. Intangible assets such as goodwill are tested for impairment annually or whenever there is an impairment indicator. The Company has not recorded any impairment losses as a result of the new standard.

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

	Six months ended
	March 31, 2005	March 31, 2004
Net loss, as reported	$(5,340,000)	$(3,868,000)

Stock-based compensation, as reported	$3,000	$1,000

Stock-based compensation under fair value method	$(110,000)	$(564,000)

Pro-forma net loss under fair value method	$(5,447,000)	$(4,431,000)

Basic net loss per share, as reported	$(.12)	$(.10)

Pro-forma net loss per share under fair value method	$(.13)	$(.12)

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

2.	Significant accounting policies (continued):

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company.

Contract costs related to cell culture production include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. We believe that actual costs incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather driven by a pre-determined production run. The duration of our cell culture production contracts range typically from 2 to 14 months.

3.	Liquidity and management plans:

During the six months ended March 31, 2005 the Company incurred a net loss of $5,340,000. At March 31, 2005 the Company had an accumulated deficit of $32,504,000 and working capital deficit of approximately $1,466,000. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) Stockholder note receivable, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2004 citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to fund its ongoing operational and development costs through the receipt of Stockholder note receivables ($3,045,000 of which was received in this quarter), including our anticipation of potential advances against the subscription receivable remaining of $4,618,000 and through as yet unidentified equity and debt financing transactions. We have no commitment for our required funding. There is no assurance that the required funds can be obtained on terms acceptable or favorable to us, if at all.

On August 17, 2004 the Company entered into a Biologic Products Commercialization Agreement with Accentia, which owns 81% of the Company’s outstanding stock, whereby Accentia will be the Company’s exclusive commercialization partner for all biologics products, including without limitation Biovaxid, the Company’s therapeutic Cancer Vaccine for non-Hodgkins Lymphoma. For so long as Accentia owns 51% or more of the Company’s outstanding capital stock the Company will only be required to reimburse Accentia for direct and indirect expenses. Should Accentia own less than 51% of the Company’s outstanding capital stock, the agreement requires that the Company pay scheduled compensation for these services.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

4	Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. Two customers accounted for 15% and 11% of revenues for the six months ended March 31, 2005. Two customers accounted for approximately 28% and 16% of the Company’s trade accounts receivable balance at March 31, 2005.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 41% and 38% for the six months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005, customers in two foreign countries (United Kingdom and Canada) accounted for 16% and 14% of total revenues, respectively.

5.	Inventories:

Inventories consist of the following at March 31, 2005:

Finished goods	$65,000
Work-in-process	126,000
Raw materials	103,000

$294,000

Upon evaluation of future needs to satisfy anticipated demand levels, and after evaluating the inability to meet initial budget expectations after Accentia’s acquisition in June 2003, the Company wrote off $0.4 million in excess unsellable inventory during the six months ended March 31, 2005, most of which had been previously classified in non-current assets.

6.	Income taxes:

No provision for income taxes has been recorded for the six months ended March 31, 2005 and 2004 due to the losses incurred during the periods. At March 31, 2005, the Company has net operating loss carryforwards of approximately $20.8 million available to offset future taxable income, which will begin to expire in 2020.

SFAS 109 requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset evaluation allowance of $8.2 million, which fully offsets all deferred tax assets.

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

The following table sets forth the calculations of basic and diluted net loss per share:

	Six months ended March 31
	2005	2004
Numerator:
Net loss	$(5,340,000)	$(3,868,000)

Denominator:
For basic loss per share – weighted average shares	42,780,668	38,160,733
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	42,780,668	38,160,733

Net loss per share, basic and dilutive	$(.12)	$(.10)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows at March 31, 2005 and 2004:

	2005	2004
Options and warrants to purchase common stock	17,203,767	16,387,767
Preferred stock (convertible to common stock)	—	16,043,772
Shares issuable for convertible debt	6,382,152	6,382,152

8.	Segment information:

The Company operates in four identifiable industry segments. The Company’s Cell Culture products and services and National Cell Culture Center segments are engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The National Cell Culture Center segment performs the same services, but only in connection with the NIH grant. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment, which has generated no revenues to date, is focused on developing Biovaxid, as described earlier.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

8.	Segment information (continued):

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments for the respective six-month periods is as follows:

	Cell Culture Products and Services	National Cell Culture Center	Instruments and Disposables	Total
Net revenue, 2005	$636,000	$527,000	$1,447,000	$2,610,000

Net revenue, 2004	$1,475,000	$678,000	$1,419,000	$3,677,000

9.	Commitments and contingencies:

Legal proceedings:

On January 24, 2005, Dr. Robert Pfeffer filed an action against BioVest in United States District Court in New Jersey alleging that Dr. Pfeffer has an employment agreement with the Company under which the Company owes him approximately $600,000 and options to purchase 120,000 shares of Biovest common stock. The Company disputes the alleged employment agreement and the alleged services and BioVest intends to defend this litigation. Additionally, Dr. Pfeffer alleges that the Company breached its obligation to purchase 168,836 shares of Biovest common stock owned by him for $2.00 per share pursuant to the investment agreement with Accentia. The Company intends to defend this claim and has recorded all obligations that it considers to be due at March 31, 2005.

BioVest is a party to litigation captioned EKG Sales Associates, Inc. v. Biovest International, Inc. The litigation commenced on March 8, 2005, in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois. The Plaintiff alleged failure by Biovest International, Inc. to pay approximately $7,500 alleged to be due under a contract. Biovest International, Inc. plans to vigorously defend this litigation.

The Investment Agreement with Accentia provides that, within twelve months of the date of Accentia’s investment in Biovest, BioVest is required to file all necessary documents and take all necessary actions to permit the public trading of all outstanding shares of the Company’s common stock that are not subject to restriction on sale or transfer under the applicable securities laws. The Company’s management believes that the Company has filed all required documents and reports to enable such stock to trade publicly without further action. Furthermore, in May 2005, the Company was notified that a broker-dealer filed a Form 211 with the NASD, which if approved, would permit the broker-dealer to initiate quotations for the purchase and sale of the Company’s common stock on the OTC Bulletin Board. The Company has cooperated with this broker-dealer in connection with this process. Under the Accentia investment agreement, should it be determined that the Company should have filed additional documents or taken additional action to permit the trading of its shares, the agreement provides that the Company would, upon 90 days’

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

written notice with a right to cure, be obligated to make an offer to purchase shares of its outstanding stock (other than stock held by Accentia) as follows: 980,000 shares on the first anniversary of the date of Accentia’s investment in Biovest (June 2004), 1,960,000 shares at the second anniversary, 2,940,000 shares at the third anniversary of the investment, and 3,920,000 shares at the fourth anniversary, with each such repurchase being at a price of $2.00 per share.

A group of approximately thirteen shareholders of the Company have orally communicated to the Company that they believe that they have a claim that they may assert against the Company as a result of the fact that its common stock has not yet started trading publicly and the Company has not made any repurchase offer pursuant to the investment agreement. To date, the Company has not received any written notice of such claims, although the Company believes that any such claim, if formally asserted, may be based on the investment agreement. Currently, the Company cannot predict whether these shareholders will file any action against it, and if such an action is filed, the Company cannot predict what the timing and nature of their claims will be. The Company has informed these shareholders that it does not believe any such claim, if asserted, would have merit and that the Company would defend same.

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

9.	Commitments and contingencies (continued):

As of the date of this report, the Company is cooperating with a NASDAQ member firm with a view toward commencing the listing and trading of its stock.

10.	Other events:

During the quarter ended December 31, 2004, the Company approved the conversion of all preferred stock previously issued to Accentia Biopharmaceuticals, Inc. in connection with the closing of the Investment Agreement to common stock in the Company, which resulted in the retirement of 8,021,886 shares of Preferred stock and the issuance of 16,043,772 shares of common stock to Accentia, Inc. On February 7, 2005, the Company’s Registrar and Transfer Agent issued the stock certificate for these common stock shares.

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

Contract costs related to cell culture production include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. We believe that actual costs incurred in contract cell production

BIOVEST INTERNATIONAL, INC.

services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather driven by a pre-determined production run. The duration of our cell culture production contracts range typically from 2 to 14 months.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. Upon evaluation of future needs to satisfy anticipated demand levels, and after evaluating the inability to meet initial budget expectations after Accentia’s acquisition in June 2003, the Company wrote off $0.4 million as excess unsellable inventory, most of which had previously been classified in non-current assets.

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

BIOVEST INTERNATIONAL, INC.

Results of Operations

Revenues. Revenues for the three and six months ended March 31, 2005 of $1,537,000 and $2,610,000 decreased 17% and 29% from $1,854,000 and $3,677,000 for the three and six months ended March 31, 2004. The sales decline is attributable to the continuing impact of sales force reduction along with the refocus of the Massachusetts production facility to research and development activities. Contract cell culture production and services decreased 53% to $323,000 from $693,000 for the three months and 57% to $636,000 from $1,475,000 for the six months ended March 31, 2005 compared to the same periods in 2004. This decrease is directly attributable to the facility refocus described above. National Cell Culture Center sales for the three and six months ended March 31, 2005 decreased 17% and 22% to $279,000 and $527,000 in 2005 compared to $337,000 and $678,000 in 2004. Sales of instruments and disposables for the three and six months ended March 31, 2005 increased 30% and 2% to $935,000 and $1,447,000 compared to $719,000 and $1,419,000 for the same periods in 2004. Revenues of $105,000 were recorded in the three and six months ended March 31, 2004 from R&D services provided to an affiliated company with no corresponding revenue line in 2005. The lack of adequate working capital in Biovest prior to Accentia’s investment had a negative impact on Biovest sales and Biovest continues to be significantly impacted by the lack of marketing and customer activities in prior periods, and the Company’s focus on the Biovaxid project has continued to require resources that would have been utilized in the core business had the focus not changed.

Gross Margin. The overall gross margin increased for the second quarter of fiscal year 2005 from 18% to 34% and for the six months ended March 31, 2005 from 11% to 26% versus the comparable periods in 2004. The increases in margin are primarily the result of the reallocation of facility costs and personnel resources from cell culture products and services and manufacturing of instruments and disposables to research and development, as well as changes in product mix.

Operating Expenses. Research and development expenses for the three and six months ended March 31, 2005 principally doubled to $2.3 million and $4.3 million from $1.2 million and $2.1 million in the comparable prior year periods. Research and development costs in the six months ended March 31, 2005 relates to vaccine production supporting the on-going clinical trial and design engineering expense associated with designing a potentially more efficient and commercially scaleable prototype bioreactor for vaccine production. Marketing, general and administrative expenses decreased from $1.0 million to $0.7 million, or 33%, and from $1.9 million to $1.2 million, or 37%, in the three and six months ended March 31, 2005 compared to the same periods in fiscal 2004. The decrease is attributed largely to focused activities in our clinical trial rather than historical marketing efforts, thereby reducing associated administrative and corporate expenses. During the six months ended March 31, 2005, we wrote off as a non-recurring charge $0.4 million in inventory that we determined to be unsellable given our current business plan.

Other Expense. Other expense consists of interest expense on the Company’s long-term debt, and short-term loans from affiliates. Interest income is nominal in both periods.

BIOVEST INTERNATIONAL, INC.

Liquidity and Capital Resources

At March 31, 2005 the Company had an accumulated deficit of $32.5 million and a working capital deficit of approximately $1.5 million. During the six months ended March 31, 2005 we incurred a loss of $5.3 million, consisting of $6.4 million cash flow used for operations, reduced by a $0.4 million write-down of non-current inventory and $0.3 million of depreciation and amortization. We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2004 and 2003 we incurred losses of $9.0 million and $6.0 million. During fiscal year 2004 and 2003, we used $5.4 million and $3.2 million of cash flow for operations. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of the Accentia Stockholder note receivable, and advances on the Stockholder note receivable. The Company considers its liquidity and capital resource situation to be critical. The Company expects to fund its cash requirements through a combination of advances against its future Stockholder note receivable (see Note 3 to the Condensed Financial Statements) which are payable in increments, with the next installment scheduled for June 16, 2005, and through as yet unidentified equity and debt financing transactions. We have no commitment for the required funding and we are subject to the risk that the required funds will not be obtained on terms acceptable or favorable to us, if at all. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to conduct our business.

On March 31, 2005 the Company had a working capital deficit of approximately $1.5 million compared to a working capital deficit of $3.1 million at September 30, 2004.

During the six months ended March 31, 2005 and 2004, we utilized $0.1 million of cash for capital expenditures, primarily to upgrade equipment in our Worcester laboratory to comply with our plan to produce vaccines for the clinical trial. During the year ended September 30, 2004 we spent a total of $0.4 million in capital expenditures for this project.

In 2001, we entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay amounts quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Since the April 2004 transfer to us of the IND for development of this vaccine, the payments to NCI have been reduced to approximately $0.1 million annually. We have funded the continuing development costs as described above, including the renovation of our Worcester facility to meet FDA requirements. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will require us to fund significant and ongoing expenditures, perhaps for several years, before revenues are realized, if ever. The CRADA expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated. We do not expect any negative ramifications on the development of the vaccine, and our budget for the next several years anticipates costs that otherwise would have been funded partially by the CRADA agreement.

BIOVEST INTERNATIONAL, INC.

Continued development activities related to our vaccine, including the Phase III clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment and potentially space and related capability necessary to support production requirements anticipated upon approval and as part of the commercialization of the vaccine. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

Fluctuations in Operating Results

The Company’s operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by the Company’s customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of orders and the introduction of new products or processes by the Company. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods. Further, because our focus is now highly concentrated on the development of Biovaxid, including the designing of a commercially scaleable prototype of our Autovax, we expect our revenues in our core business of cell culture manufacturing and services to continue to decline. We are currently evaluating the possibility of divesting our Minneapolis operations before the end of our current fiscal year.

Potential Dilutive Effect of Outstanding Stock Rights

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These Stock Rights are described in footnote 5 and footnote 7 to our Financial Statements for the fiscal year ended September 30, 2004, which were filed as part of our 10-KSBA. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its current 81% ownership of our Common Stock in the event of the exercise of such Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its 81% ownership after the exercise of any such Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. The Accentia First Right of Refusal Agreement is attached to our form 8-K filed with the SEC on June 24, 2003 as Exhibit 10. If all outstanding options, warrants, and convertible debt rights are exercised and if the Accentia First Right of Refusal Agreement is fully exercised, we would be required to issue approximately 105,000,000 additional shares of our common stock.

BIOVEST INTERNATIONAL, INC.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in our internal control over financial reporting in fiscal 2004 or the first six months of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOVEST INTERNATIONAL, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 24, 2005, Dr. Robert Pfeffer filed an action against us in United States District Court in New Jersey alleging that Dr. Pfeffer has an employment agreement with us under which the Company owes him approximately $600,000 and options to purchase 120,000 shares of Biovest common stock. We dispute the alleged employment agreement and the alleged services and we intend to defend this litigation. Additionally, Dr. Pfeffer alleges that the Company breached its obligation to purchase 168,836 shares of Biovest common stock owned by him for $2.00 per share pursuant to the investment agreement with Accentia. We intend to defend this claim

BioVest is a party to litigation captioned EKG Sales Associates, Inc. v. Biovest International, Inc. The litigation commenced on March 8, 2005, in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois. The Plaintiff alleged failure by Biovest International, Inc. to pay approximately $7,500 alleged to be due under a contract. Biovest International, Inc. plans to vigorously defend this litigation.

The Investment Agreement with Accentia provides that, within twelve months of the date of Accentia’s investment in Biovest, we are required to file all necessary documents and take all necessary actions to permit the public trading of all outstanding shares of our common stock that are not subject to restriction on sale or transfer under the applicable securities laws. We believe that we have filed all required documents and reports to enable such stock to trade publicly without further action by us. Furthermore, in May 2005, we were notified that a broker-dealer filed a Form 211 with the NASD, which if approved, would permit the broker-dealer to initiate quotations for the purchase and sale of our common stock on the OTC Bulletin Board. The Company has cooperated with this broker-dealer in connection with this process. Under the Accentia investment agreement, should it be determined that we should have filed additional documents or taken additional action to permit the trading of our shares, the agreement provides that we would, upon 90 days’ written notice with a right to cure, be obligated to make an offer to purchase shares of our outstanding stock (other than stock held by Accentia) as follows: 980,000 shares on the first anniversary of the date of Accentia’s investment in Biovest, 1,960,000 shares at the second anniversary, 2,940,000 shares at the third anniversary of the investment, and 3,920,000 shares at the fourth anniversary, with each such repurchase being at a price of $2.00 per share.

A group of approximately thirteen shareholders of the Company have orally communicated to us that they believe that they have a claim that they may assert against us as a result of the fact that our common stock has not yet started trading publicly and we have not made any repurchase offer pursuant to the investment agreement. To date, we have not received any written notice of such claims, although we believe that any such claim, if formally asserted, may be based on the investment agreement. Currently, we cannot predict whether these shareholders will file any action against us, and if such an action is filed, we cannot predict what the timing and nature of their claims will be. We have informed these shareholders that we do not believe any such claim, if asserted, would have merit and that we would defend same.

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

BIOVEST INTERNATIONAL, INC.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended December 31, 2004, the Company approved the conversion of all preferred stock previously issued to Accentia Biopharmaceuticals, Inc. in connection with the closing of the Investment Agreement to common stock in the Company, which resulted in the retirement of 8,021,886 shares of Preferred stock and the issuance of 16,043,772 shares of common stock to Accentia, Inc. On February 7, 2005, the Company’s Registrar and Transfer Agent issued the stock certificate for these common stock shares.

BIOVEST INTERNATIONAL, INC.

ITEM 6. EXHIBITS AND REPORTS

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

31.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

32.1	Certification by Chief Executive Officer pursuant to Sarbanes –Oxley Section 302.

32.2	Certification by Chief Financial Officer pursuant to Sarbanes –Oxley Section 302.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed March 17, 2005

BIOVEST INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: May 20, 2005	/s/ Dr. Steven Arikian
Dr. Steven Arikian
Chairman and Chief Executive Officer

Date: May 20, 2005	/s/ James A. McNulty
James A. McNulty
Chief Financial Officer