Form 10QSB
period 2005-06-30
BIOVEST INTERNATIONAL INC
filed 2005-08-15
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commissions file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8500 Evergreen Blvd. NW, Minneapolis MN 55433

(Address of principal executive offices)

Issuer’s telephone number: 763-786-0302

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At June 30, 2005, there were 55,819,452 shares of the registrant’s Common Stock, $0.01 par value (BVTI:OB), issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)    Yes  ☐    No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2005 (Unaudited)	September 30, 2004 (Audited)
ASSETS
Current Assets:
Cash	$112,000	$204,000
Accounts receivable, net of $30,000 and $19,000 allowance for doubtful accounts June 30, 2005 and September 30, 2004, respectively	711,000	102,000
Unbilled receivables	3,000	75,000
Inventories	270,000	274,000
Prepaid expenses and other current assets	67,000	141,000

Total current assets	1,163,000	796,000

Property, plant and equipment, net	961,000	1,100,000
Other assets:
Inventories	—	289,000
Patents and trademarks, net	423,000	514,000
Goodwill	2,131,000	2,131,000

	$4,678,000	$4,830,000

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS CONTINUED

	June 30, 2005 (Unaudited)	September 30, 2004 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$4,116,000	$401,000
Accounts payable (including $424,000 due to affiliate at June 30, 2005)	1,755,000	1,725,000
Customer deposits	69,000	102,000
Accrued liabilities:
Compensation and related taxes	605,000	595,000
Other	617,000	988,000
Unearned revenues	2,000	106,000

Total current liabilities	7,164,000	3,917,000

Long term debt, less current maturities:
Related party	1,497,000	1,310,000
Non-related party	88,000	3,940,000

	8,749,000	9,167,000

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 and 10,000,000 shares authorized in June and September, respectively; 0 and 8,021,886 issued and outstanding, respectively	—	80,000
Common stock, $.01 par value, 300,000,000 and 50,000,000 shares authorized in June and September, respectively; 55,819,452 and 38,196,733 shares issued and outstanding, respectively	558,000	382,000
Additional paid-in capital	33,561,000	33,352,000
Accumulated deficit	(35,085,000)	(27,164,000)
Stockholder note receivable	(3,105,000)	(10,987,000)

Total stockholders’ deficit	(4,071,000)	(4,337,000)

	$4,678,000	$4,830,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004
Revenues:
Cell culture products and services	$318,000	$372,000	$954,000	$1,847,000
National cell culture center	239,000	261,000	766,000	939,000
Instrument and disposables	920,000	717,000	2,367,000	2,136,000
R & D services, related party	—	15,000	—	120,000

Total revenues	1,477,000	1,365,000	4,087,000	5,042,000

Operating costs and expenses:
Cost of sales	791,000	1,283,000	2,725,000	4,569,000
Inventory write-down	—	—	350,000	—
Research and development	2,603,000	1,395,000	6,853,000	3,489,000
Marketing, general and administrative	571,000	722,000	1,783,000	2,659,000

Total operating costs and expenses	3,965,000	3,400,000	11,711,000	10,717,000

Loss from operations	(2,488,000)	(2,035,000)	(7,624,000)	(5,675,000)

Other income (expense):
Interest expense, net	(93,000)	(107,000)	(297,000)	(320,000)
Other expense	—	—	—	(15,000)

	(93,000)	(107,000)	(297,000)	(335,000)

Net loss	$(2,581,000)	$(2,142,000)	$(7,921,000)	$(6,010,000)

Net loss per common share:
Basic and diluted	$(.05)	$(.06)	$(.17)	$(.16)

Weighted average shares outstanding:
Basic and diluted	54,304,877	38,160,733	46,680,839	38,160,733

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2005

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total
Balances at September 30, 2004	8,021,886	$80,000	38,196,733	$382,000	$33,352,000	$(27,164,000)	$(10,987,000)	$(4,337,000)
Collection on Stockholder note receivable	—	—	—	—	—	—	8,032,000	8,032,000
Stock-based compensation	—	—	—	—	5,000	—	—	5,000
Exercise of 1st right of refusal	—	—	1,278,947	13,000	137,000	—	(150,000)	—
Exercise of options	—	—	300,000	3,000	147,000	—	—	150,000
Conversion of shares	(8,021,886)	(80,000)	16,043,772	160,000	(80,000)	—	—	—
Net loss	—	—	—	—	—	(7,921,000)	—	(7,921,000)

Balances at June 30, 2005	—	$—	55,819,452	$558,000	$33,561,000	$(35,085,000)	$(3,105,000)	$(4,071,000)

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Cash flows from operating activities:
Net loss	$(7,921,000)	$(6,010,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	317,000	203,000
Amortization	91,000	91,000
Write-down of inventory	350,000	—
Stock-based compensation	5,000	4,000
Amortization of discounts related to debt	37,000	40,000
Changes in cash resulting from changes in:
Accounts receivable	(608,000)	406,000
Unbilled receivables	73,000	(68,000)
Inventories	(58,000)	107,000
Other assets	73,000	105,000
Accounts payable and accrued liabilities	(86,000)	1,182,000
Customer deposits	(33,000)	(76,000)
Unearned revenues	(104,000)	(94,000)

Net cash flows from operating activities	(7,864,000)	(4,110,000)

Cash flows from investing activities:
Purchase of property and equipment	(179,000)	(395,000)

Net cash flows from investing activities	(179,000)	(395,000)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(103,000)
Repayment of notes payable and long-term debt	(230,000)	(285,000)
Proceeds from exercise of stock option	150,000	—
Proceeds from Stockholder note receivable	8,031,000	4,496,000

Net cash flows from financing activities	7,951,000	4,108,000

Net change in cash	(92,000)	(397,000)
Cash at beginning of period	204,000	538,000

Cash at end of period	$112,000	$141,000

Supplemental disclosure of cash flow information:
Cash paid for interest during period	$189,000	$33,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Net income (loss) per common share:

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. (See Note 7 for additional information.)

New accounting pronouncements:

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Significant accounting policies (continued):

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

	Three months ended		Nine months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss, as reported	$(2,581,000)	$(2,142,000)	$(7,921,000)	$(6,010,000)

Stock-based compensation, as reported	$2,000	$4,000	$5,000	$4,000

Stock-based compensation under fair value method	$55,000	$140,000	$165,000	$211,000

Pro-forma net loss under fair value method	$(2,634,000)	$(2,278,000)	$(8,081,000)	$(6,217,000)

Basic net loss per share, as reported	$(.05)	$(.06)	$(.17)	$(.16)

Pro-forma net loss per share under fair value method	$(.05)	$(.06)	$(.17)	$(.16)

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Significant accounting policies (continued):

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

During the nine months ended June 30, 2005 the Company incurred a net loss of approximately $7.9 million. At June 30, 2005 the Company had an accumulated deficit of approximately $35.0 million and working capital deficit of approximately $6.0 million. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) Stockholder note receivable, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2004 citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to fund its ongoing operational and development costs through the receipt of Stockholder note receivables (approximately $1.7 million of which was received in this quarter), including our anticipation of potential advances against the subscription receivable remaining of approximately $3.0 million and through as yet unidentified equity and debt financing transactions. We have no commitment for our required funding. There is no assurance that the required funds can be obtained on terms acceptable or favorable to us, if at all.

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

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. One customer accounted for 16% of revenues for the three months and for the nine months ended June 30, 2005. This same customer accounted for approximately 19% of the Company’s trade accounts receivable balance at June 30, 2005. Two additional customers accounted for approximately 13% and 12% of the Company’s trade accounts receivable balance at June 30, 2005, respectively.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 38% and 40% for the three and nine months ended June 30, 2005, respectively, compared to 31% and 40% for the same periods in 2004. For the nine months ended June 30, 2005, customers in two foreign countries, United Kingdom and Canada, accounted for 13% and 12% of total revenues, respectively. Canada also accounted for 11% of total revenues for the three months ended June 30, 2004.

5.	Inventories:

Inventories consist of the following at June 30, 2005 and September 30, 2004:

	June 30, 2005	September 30, 2004
Finished goods	$26,000	$52,000
Work-in-process	143,000	61,000
Raw materials	101,000	450,000

	270,000	563,000
Less inventory not expected to be sold within one year	—	289,000

	$270,000	$274,000

Upon evaluation of future needs to satisfy anticipated demand levels, and after evaluating the inability to meet initial budget expectations after Accentia’s acquisition in June 2003, the Company wrote off $0.4 million in excess unsellable inventory during the nine months ended June 30, 2005, most of which had been previously classified in non-current assets.

6.	Income taxes:

No provision for income taxes has been recorded for the nine months ended June 30, 2005 and 2004 due to the losses incurred during the periods. At June 30, 2005, the Company has net operating loss carryforwards of approximately $22.7 million available to offset future taxable income, which will begin to expire in 2020.

SFAS 109 requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset evaluation allowance of $9.0 million, which fully offsets all deferred tax assets.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The following table sets forth the calculations of basic and diluted net loss per share:

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004
Numerator:
Net loss	$(2,581,000)	$(2,142,000)	$(7,921,000)	$(6,010,000)

Denominator:
For basic loss per share – weighted average shares	54,304,877	38,160,733	46,680,839	38,160,733
Effect of dilutive securities	—	—	—	—

Weighted average shares for dilutive loss per share	54,304,877	38,160,733	46,680,839	38,160,733

Net loss per share, basic and dilutive	$(.05)	$(.06)	$(.17)	$(.16)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows at June 30, 2005 and 2004 assuming Accentia exercises their First Right of Refusal:

	2005	2004
Options and warrants to purchase common stock	88,967,195	89,301,405
Preferred stock (convertible to common stock)	—	16,043,772
Shares issuable for convertible debt	65,479,847	63,711,342

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Segment information:

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

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments for the respective three and nine month periods is as follows:

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004
Cell Culture Products and Services	$318,000	$387,000	$954,000	$1,967,000

National Cell Culture Center	239,000	261,000	766,000	939,000

Instruments and Disposables	920,000	717,000	2,367,000	2,136,000

Total revenues	$1,477,000	$1,365,000	$4,087,000	$5,042,000

9.	Commitments and contingencies:

Legal proceedings:

On January 24, 2005, Dr. Robert Pfeffer filed an action against BioVest in United States District Court in New Jersey alleging that Dr. Pfeffer has an employment agreement with the Company under which the Company owes him approximately $600,000 and options to purchase 120,000 shares of Biovest common stock. The Company disputes the alleged employment agreement and the alleged services and BioVest intends to defend this litigation. Additionally, Dr. Pfeffer alleges that the Company breached its obligation to purchase 168,836 shares of Biovest common stock owned by him for $2.00 per share pursuant to the investment agreement with Accentia. The Company has filed an Answer & Counterclaim in this matter, which has now been transferred to the Southern District of New York, and the discovery process has begun. The Company has recorded all obligations that it considers to be potentially due at June 30, 2005.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Commitments and contingencies (continued):

BioVest is a party to litigation captioned EKG Sales Associates, Inc. v. Biovest International, Inc. The litigation commenced on March 8, 2005, in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois. The Plaintiff alleged failure by Biovest International, Inc. to pay approximately $7,500 alleged to be due under a contract. The parties have reached a settlement in this matter.

The Investment Agreement with Accentia provides that, within twelve months of the date of Accentia’s investment in Biovest, BioVest is required to file all necessary documents and take all necessary actions to permit the public trading of all outstanding shares of the Company’s common stock that are not subject to restriction on sale or transfer under the applicable securities laws. The Company’s management believes that the Company has filed all required documents and reports to enable such stock to trade publicly without further action. Furthermore, in May 2005, the Company was notified that a broker-dealer filed a Form 211 with the NASD; in July 2005 this broker-dealer informed the Company that the NASD had approved the Form 211 filing, which will permit the broker-dealer to initiate quotations for the purchase and sale of the Company’s common stock on the OTC Bulletin Board upon final approval by NASD required for trading. The Company continues to cooperate with this broker-dealer in connection with this process. Under the Accentia investment agreement, should it be determined that the Company should have filed additional documents or taken additional action to permit the trading of its shares, the agreement provides that the Company would, upon 90 days’ written notice with a right to cure, be obligated to make an offer to purchase shares of its outstanding stock (other than stock held by Accentia) as follows: 980,000 shares on the first anniversary of the date of Accentia’s investment in Biovest (with said anniversary date being June 2004), 1,960,000 shares at the second anniversary, 2,940,000 shares at the third anniversary of the investment, and 3,920,000 shares at the fourth anniversary, with each such repurchase being at a price of $2.00 per share.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the quarter ended June 30, 2005, a former employee, exercised a common stock option to purchase 300,000 shares of the Company’s common stock at a price of $0.50 per share. Pursuant to the First Right of Refusal Agreement dated June 16, 2003, our parent corporation, Accentia Biopharmaceuticals, Inc., then exercised its right to maintain its 81% ownership of our common stock by purchasing 1,278,947 shares of common stock for the purchase price of $150,000, the same purchase price as the triggering exercise, paid in the form of an interest-bearing Promissory Note payable in a single payment with a five-year term in accordance with the terms of the First Right of Refusal Agreement.

11.	Subsequent events:

The Company was notified in August 2005 that the National Institutes of Health (“NIH”) grant in the approximate amount of $1.0 million, which has funded a substantial part of the budget for the Company’s National Cell Culture Center (“NCCC”) located in its Minneapolis location, will not be renewed after September 1, 2005. The Company can resubmit an application to the NIH by October 1, 2005, which if then approved by NIH (a several months process), funding could commence by July 2006. In the interim, the company expects reduced grant-related revenues from NIH, and depending on those revenues, the Company may reduce its staffing level and other costs associated with the NCCC.

In July and August 2005 the Company negotiated with approximately 20 shareholders, convertible note-holders, option-holders and/or warrants-holders, to reduce the warrants, convertible note rights and options outstanding, which was accomplished through adjustments to the pricing of those warrants, notes and options. In furtherance of this plan, the Company’s Board of Directors has requested that the Company’s parent corporation, Accentia Biopharmaceuticals, Inc. waive its First Right of Refusal pursuant to a First Right of Refusal Agreement dated June 16, 2003 (attached as Exhibit 10 to the Company’s current report on Form 8-K dated June 24, 2003) with respect to any shares of the Company’s common stock issued in connection with the exercise of any currently-outstanding Qualified Option agreements. The Company anticipates that Accentia’s Board will approve this requested action. After completion of these changes, the capital structure of the Company will have been revised as follows:

Current Capital Structure:

Total, fully diluted shares assuming all options/warrants and First Rights of Refusal are exercised:

	Shares	Percentage of Total Ownership
Held by Accentia	170,315,860	81.0%
Held by Others	39,950,634	19.0%

	210,266,494	100.0%

Capital Structure Resulting from Proposed Compromise:

Total, fully diluted shares assuming all options/warrants and First Rights of Refusal are exercised:

	Shares	Percentage of Total Ownership
Held by Accentia	99,083,271	77.6%
Held by Others	28,673,855	22.4%

	127,757,126	100.0%

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

BIOVEST INTERNATIONAL, INC.

Results of Operations

Revenues. Revenues of $1,477,000 for the three months ended June 30, 2005 increased 8% compared to $1,365,000 in the same period in 2004. Revenues of $4,087,000 for the nine months ended June 30, 2005 decreased 19% compared to $5,042,000 for the same period in 2004. The sales decline in the nine month period is attributable to the impact of sales force reduction along with the refocus of the Massachusetts production facility to research and development activities. Contract cell culture production and services decreased 15% to $318,000 from $372,000 for the three months and 48% to $954,000 from $1,847,000 for the nine months ended June 30, 2005 compared to the same periods in 2004. This decrease is directly attributable to the facility refocus described above. National Cell Culture Center sales for the three and nine months ended June 30, 2005 decreased 8% and 18% to $239,000 and $766,000 in 2005 compared to $261,000 and $939,000 in 2004. Sales of instruments and disposables for the three and nine months ended June 30, 2005 increased 28% and 11% to $920,000 and $2,367,000 compared to $717,000 and $2,136,000 for the same periods in 2004. Revenues of $15,000 and $120,000, respectively, were recorded in the three and nine months ended June 30, 2004 from R&D services provided to an affiliated company with no corresponding revenue line in 2005. The lack of adequate working capital in Biovest prior to Accentia’s investment had a negative impact on Biovest sales and Biovest continues to be significantly impacted by the lack of marketing and customer activities in prior periods, and the Company’s focus on the Biovaxid project has continued to require resources that would have been utilized in the core business had the focus not changed.

Gross Margin. The overall gross margin increased for the third quarter of fiscal year 2005 from 6% to 46% and for the nine months ended June 30, 2005 from 9% to 33% versus the comparable periods in 2004. The increases in margin are primarily the result of the reallocation of facility costs and personnel resources from cell culture products and services and manufacturing of instruments and disposables to research and development, as well as changes in product mix.

Operating Expenses. Research and development expenses for the three and nine months ended June 30, 2005 increased 87% and 96% to $2.6 million and $6.9 million from $1.4 million and $3.5 million in the comparable prior year periods. Research and development costs in the nine months ended June 30, 2005 relates to vaccine production supporting the on-going clinical trial and design engineering expense associated with designing a potentially more efficient and commercially scaleable prototype bioreactor for vaccine production. Marketing, general and administrative expenses decreased from $0.7 million to $0.6 million, or 21%, and from $2.7 million to $1.8 million, or 33%, in the three and nine months ended June 30, 2005 compared to the same periods in fiscal 2004. The decrease is attributed largely to focused activities in our clinical trial rather than historical marketing efforts, thereby reducing associated administrative and corporate expenses. During the nine months ended June 30, 2005, we wrote off as a non-recurring charge $0.4 million in inventory that we determined to be unsellable given our current business plan.

Other Expense. Other expense consists of interest expense on the Company’s long-term debt, and short-term loans from affiliates. Interest income is nominal in both periods.

BIOVEST INTERNATIONAL, INC.

Liquidity and Capital Resources

At June 30, 2005 the Company had an accumulated deficit of $35.1 million and a working capital deficit of approximately $6.0 million. During the nine months ended June 30, 2005 we incurred a loss of $7.9 million, consisting of $7.9 million cash flow used for operations, reduced by a $0.4 million write-down of non-current inventory and $0.4 million of depreciation and amortization. We have incurred significant losses and cash flow deficits in previous years. During fiscal year 2004 and 2003 we incurred losses of $9.0 million and $6.0 million. During fiscal year 2004 and 2003, we used $5.4 million and $3.2 million of cash flow for operations. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of the Accentia Stockholder note receivable, and advances on the Stockholder note receivable. The Company considers its liquidity and capital resource situation to be critical. The Company expects to fund its cash requirements through a combination of advances against its future Stockholder note receivable (see Note 3 to the Condensed Financial Statements) which are payable in increments, with the next installment scheduled for June 16, 2006, and through as yet unidentified equity and debt financing transactions. We have no commitment for the required funding and we are subject to the risk that the required funds will not be obtained on terms acceptable or favorable to us, if at all. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to conduct our business.

On June 30, 2005 the Company had a working capital deficit of approximately $6.0 million compared to a working capital deficit of $3.1 million at September 30, 2004.

During the nine months ended June 30, 2005 and 2004, we utilized $0.2 and $0.4 million of cash, respectively, for capital expenditures, primarily to upgrade equipment in our Worcester laboratory to comply with our plan to produce vaccines for the clinical trial. During the year ended September 30, 2004 we spent a total of $0.4 million in capital expenditures for this project.

In 2001, we entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay amounts quarterly to NCI for expenses incurred in connection with the ongoing Phase III clinical trials. Since the April 2004 transfer to us of the IND for development of this vaccine, the payments to NCI have been reduced to approximately $0.2 million annually. We have funded the continuing development costs as described above, including the renovation of our Worcester facility to meet FDA requirements. Successful development of the vaccine, if approved by the FDA, from Phase III clinical trials through commercialization will require us to fund significant and ongoing expenditures, perhaps for several years, before revenues are realized, if ever. The CRADA expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated. We do not expect any negative ramifications on the development of the vaccine, and our budget for the next several years anticipates costs that otherwise would have been funded partially by the CRADA agreement.

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

As a result of the activities discussed in Part II, Item 5 herein, the potential dilutive effect of these outstanding rights has been significantly reduced.

BIOVEST INTERNATIONAL, INC.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in our internal control over financial reporting in fiscal 2004 or the first nine months of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BIOVEST INTERNATIONAL, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 24, 2005, Dr. Robert Pfeffer filed an action against us in United States District Court in New Jersey alleging that Dr. Pfeffer has an employment agreement with us under which the Company owes him approximately $600,000 and options to purchase 120,000 shares of Biovest common stock. We dispute the alleged employment agreement and the alleged services and we have filed an Answer & Counterclaim in this matter, which has now been transferred to the Southern District of New York. The discovery process has just begun. Additionally, Dr. Pfeffer alleges that the Company breached its obligation to purchase 168,836 shares of Biovest common stock owned by him for $2.00 per share pursuant to the investment agreement with Accentia. Our Answer & Counterclaim denies this obligation, and the Company intends to vigorously defend this claim

BioVest is a party to litigation captioned EKG Sales Associates, Inc. v. Biovest International, Inc. The litigation commenced on March 8, 2005, in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois. The Plaintiff alleged failure by Biovest International, Inc. to pay approximately $7,500 alleged to be due under a contract. The parties have reached a settlement in this matter.

The Investment Agreement with Accentia provides that, within twelve months of the date of Accentia’s investment in Biovest, we are required to file all necessary documents and take all necessary actions to permit the public trading of all outstanding shares of our common stock that are not subject to restriction on sale or transfer under the applicable securities laws. We believe that we have filed all required documents and reports to enable such stock to trade publicly without further action by us. Furthermore, in May 2005, we were notified that a broker-dealer filed a Form 211 with the NASD; in July 2005 this broker-dealer informed the Company that the NASD had approved the Form 211 filing, which will permit the broker-dealer to initiate quotations for the purchase and sale of the Company’s common stock on the OTC Bulletin Board upon final approval by NASD required for trading. The Company continues to cooperate with this broker-dealer in connection with this process. Under the Accentia investment agreement, should it be determined that we should have filed additional documents or taken additional action to permit the trading of our shares, the agreement provides that we would, upon 90 days’ written notice with a right to cure, be obligated to make an offer to purchase shares of our outstanding stock (other than stock held by Accentia) as follows: 980,000 shares on the first anniversary of the date of Accentia’s investment in Biovest, 1,960,000 shares at the second anniversary, 2,940,000 shares at the third anniversary of the investment, and 3,920,000 shares at the fourth anniversary, with each such repurchase being at a price of $2.00 per share.

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

BIOVEST INTERNATIONAL, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

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

During the quarter ended June 30, 2005, a former employee exercised a common stock option to purchase 300,000 shares of the Company’s common stock at a price of $0.50 per share, resulting in the issuance of 300,000 shares of our common stock to him. Pursuant to the First Right of Refusal Agreement dated June 16, 2003, our parent corporation, Accentia Biopharmaceuticals, Inc., then exercised its right to maintain its 81% ownership of our common stock by purchasing 1,278,947 shares of common stock for the purchase price of $150,000, the same purchase price as the triggering exercise, paid in the form of an interest-bearing Promissory Note payable in a single payment with a five-year term in accordance with the terms of the First Right of Refusal Agreement.

ITEM 5. OTHER EVENTS

We were notified in August 2005 that the National Institutes of Health (“NIH”) grant in the approximate amount of $1.0 million, which has funded a substantial part of the budget for our National Cell Culture Center (“NCCC”) located in our Minneapolis location, will not be renewed after September 1, 2005. We can resubmit an application to the NIH by October 1, 2005, which if then approved by NIH (a several months process), funding could commence by July 2006. In the interim, we expect reduced grant-related revenues from NIH, and depending on those revenues, we may reduce our staffing level and other costs associated with the NCCC.

In July and August 2005 we negotiated with approximately 20 shareholders, convertible note-holders, option-holders and/or warrants-holders, including some of the thirteen mentioned above, to reduce the warrants, convertible note rights and options outstanding, which was accomplished through adjustments to the pricing of those warrants, notes and options. In furtherance of this plan, the Company’s Board of Directors has requested that the Company’s parent corporation, Accentia Biopharmaceuticals, Inc. waive its First Right of Refusal pursuant to a First Right of Refusal Agreement dated June 16, 2003 (attached as Exhibit 10 to the Company’s current report on Form 8-K dated June 24, 2003) with respect to any shares of the Company’s common stock issued in connection with the exercise of any currently-outstanding Qualified Option agreements. We anticipate that Accentia’s Board will approve this requested action. After completion of these changes, the capital structure of the Company will have been revised as follows:

Current Capital Structure:

Total, fully diluted shares assuming all options/warrants and First Rights of Refusal are exercised:

	Shares	Percentage of Total Ownership
Held by Accentia	170,315,860	81.0%
Held by Others	39,950,634	19.0%

	210,266,494	100.0%

Capital Structure Resulting from Proposed Compromise:

Total, fully diluted shares assuming all options/warrants and First Rights of Refusal are exercised:

	Shares	Percentage of Total Ownership
Held by Accentia	99,083,271	77.6%
Held by Others	28,673,855	22.4%

	127,757,126	100.0%

Subsequent to the period covered by this report, the National Cancer Institute and Accentia Biopharmaceuticals released the following information concerning follow-up on the Phase II Clinical Trial of Biovaxid, the Company’s therapeutic vaccine for indolent follicular non-Hodgkins lymphoma now in a pivotal Phase III Clinical Trial:

“In a previous single-arm Phase II study by Bendandi, et al (Nature Med 5:1171-1177, 1999), we evaluated the ability of tumor-specific idiotype (Id) conjugated to keyhole limpet hemocyanin (KLH) administered concurrently with granulocyte-monocyte colony-stimulating factor (GM-CSF) adjuvant to induce complete remissions and molecular remissions in treated patients. The vaccine formulation induced a tumor-specific cytotoxic CD8+ and CD4+ T-cell response in patients in first complete remission (“CR”) after standard chemotherapy, as well as achieved molecular remissions in 8 of 11 of these patients. We now report follow-up on these patients to date. In the median follow-up time of 9.9 years, overall survival is 95% and 11/20 patients are still in CR.”1

As of the date of this filing, the Company has been approved by NASD for trading on the Over the Counter Bulletin Board, and expects actual trading to commence within weeks.

1 Carlos Santos, MS, Accentia Biopharmaceuticals, Inc.; Lee Stern, MS, Accentia Biopharmaceuticals, Inc.; Laura Katz, MS, Accentia Biopharmaceuticals, Inc.; Thelma Watson, RN, National Cancer Institute; Barry Gause, MD, National Cancer Institute; “BiovaxID[tm] Vaccine Therapy of Follicular Lymphoma in First Remission: Long-Term Follow-Up of a Phase II Trial and Status of a Controlled, Randomized Phase III Trial.”

BIOVEST INTERNATIONAL, INC.

ITEM 6. EXHIBITS AND REPORTS

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

31.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

32.1	Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302.

32.2	Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

(b)	Reports on Form 8-K.

None

BIOVEST INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 15, 2005	/s/ Dr. Steven Arikian
Dr. Steven Arikian
Chairman and Chief Executive Officer

Date: August 15, 2005	/s/ James A. McNulty
James A. McNulty
Chief Financial Officer