Form 10KSB
period 2005-09-30
BIOVEST INTERNATIONAL INC
filed 2006-01-13
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

377 Plantation Street, Worcester MA 01605

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (813) 864-2554

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $5,077,000

The aggregate market value of voting common stock held by our non-affiliates as of September 30, 2005 was $10,893,026. The number of shares of common stock held by non-affiliates is 13,616,282

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2005 was: Common Stock, $.01 par value: 77,920,763 shares.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Our major focus is the development of our personalized therapeutic anti-cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which we have named BiovaxID™. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine. In April, 2004, the Investigational New Drug application (“IND”) for BiovaxID ™ was transferred to us from the NCI.

We are developing an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of our BiovaxID vaccine. We believe that this instrument will facilitate our commercial production of BiovaxID following approval. Further, we anticipate that we will commercially market this automated instrument.

We manufacture instruments and disposables used in the hollow fiber production of cell culture products. Our hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

HISTORICAL AND RECENT EVENTS .

We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. and in 1993, our name was changed to Cellex Biosciences, Inc. In 1998, we entered a bankruptcy preceding which in July 1999, was concluded with the confirmation of our Chapter 11 Plan of Reorganization. In May 2000, we acquired the assets of Unisyn Technologies, Inc., a competitor in hollow fiber perfusion, for a combination of shares of our stock and our assumption of certain Unisyn debts and obligations. This acquisition provided us with additional expertise and proprietary advancements in the hollow fiber perfusion process and expanded our cell culture production capability. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware. In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc., which at the time was called Accentia, Inc. (“Accentia” or “our Parent Corporation”), a privately held, vertically integrated specialty biopharmaceutical company. As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately eighty-one percent of our equity outstanding after the investment. The aggregate investment commitment received from Accentia was twenty million dollars which consisted of cash and a combination of short and long-term notes. As of November 30, 2005, Accentia had advanced an aggregate of approximately $22.8 million to us, which consisted of $10.0 million paid to us under the Investment Agreement, $10.0 million advanced to us as loans prior to the dates such amounts are required to be paid to us under the Investment Agreement, and $2.8 million loaned to us primarily to fund ongoing vaccine research and development costs.

OUR CURRENT BUSINESS

General.

Our business consists of three primary business segments: development of our therapeutic anti-cancer vaccine, BiovaxID™for FL; manufacture and sale of instruments and consumables; and commercial production of cell culture products and services.

Anti-Cancer vaccine.

BiovaxID

BiovaxID is an injectable patient-specific vaccine that we are developing in conjunction with the NCI to treat the follicular form of non-Hodgkin’s lymphoma, or NHL. BiovaxID is a customized immunotherapy that is derived from a patient’s own cancer cells and is designed to utilize the power of each patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. BiovaxID is currently undergoing a pivotal Phase 3 clinical trial with patients diagnosed with the indolent follicular form of B-cell NHL. BiovaxID is being developed by Biovest International, Inc., our publicly held, majority owned subsidiary.

The Human Immune System

The immune system is the body’s natural defense mechanism for recognizing and combating viruses, bacteria, cancer cells, and other disease-causing organisms. The primary disease fighting functions of the immune system is carried out by white blood cells. In response to the presence of disease, white blood cells can mediate two types of immune responses, referred to as innate immunity and adaptive immunity. Innate immunity refers to a broad, first line of immune defense that occurs as a part of an individual’s natural biological makeup. Adaptive immunity, on the other hand, is specifically generated by a person’s immune system throughout the person’s lifetime as he or she is exposed to particular pathogens, which are agents such as bacteria or other microorganisms that cause disease. In contrast to the broad but unspecific response of innate immunity, the adaptive immune response generates a highly specific, long-lasting, and powerful protection from repeated infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria and tetanus.

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

In the case of cancer, cancer cells produce molecules known as tumor-associated antigens, which may or may not be present in normal cells but may be over-produced in cancer cells. T-cells and B-cells have receptors on their surfaces that enable them to recognize the tumor associated antigens. While cancer cells may naturally trigger a T-cell-based immune response during the initial appearance of the disease, the immune system response may not be sufficiently robust to eradicate the cancer. The human body has developed numerous immune suppression mechanisms to prevent the immune system from destroying the body’s normal tissues, and because all cancer cells are originally normal tissue cells, they are often able to aberrantly exploit these mechanisms to suppress the body’s immune response, which would normally destroy them. Even with an activated immune system, the number and size of tumors can overwhelm the immune system.

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

There are two features of B-cell follicular NHL that make it a particularly attractive form of cancer for treatment with an active immunotherapeutic approach. First, the malignant B-cell lymphocytes in follicular NHL have a unique, identifiable tumor-specific antigen domain that is expressed on the surface of each and every cancerous B-cell in a particular patient and not expressed on any other cells. This is in contrast to other solid cancer tumors, such as prostate, pancreatic, or lung carcinomas, which have a heterogeneous expression of different kinds of antigens on their cell surfaces and for which identification and inclusion of all tumor-specific antigens is very challenging. Second, in cases of relapse after conventional treatment, the malignant B-cells in follicular NHL represent the original cancerous clone. Consequently, the cancer cells that survive treatment of NHL seem to always represent tumor cells with the same antigen idiotype as the original tumor. An idiotype consists of the characteristics of an antigen that make it unique. In follicular NHL patients, the idiotype antigen protein expressed on the tumor cell’s surface is not functioning as an antigen because of its failure to elicit a sufficient immune response to the presence of the tumor cells, and the goal of our BiovaxID active immunotherapy is to trigger the body’s immune system to recognize such protein as an antigen by introducing a purified version of the idiotype antigen, modified by conjugation to a foreign carrier protein, into the patient’s system in conjunction with an immune system stimulant, as described more specifically below.

Non-Hodgkin’s Lymphoma

NHL is a cancer of the lymphatic system, which is a part of the immune system and serves as the body’s primary blood filtering and disease fighting tissue. In NHL, specific cells in the lymphatic system become abnormal and multiply in an uncontrolled manner, outliving their normal programmed lifespan, and spreading through the body. NHL can occur in both B-cells and T-cells.

NHL is the sixth most common cancer and the sixth leading cause of death among cancers in the U.S. Approximately 85% of diagnosed cases of NHL are in the form of B-cell NHL, while 15% are T-cell NHL. There are approximately 55,000 new cases of NHL diagnosed each year in the U.S. with a comparable number estimated in Europe, and an estimated 12,500 of the U.S. cases each year are a type of B-cell NHL known as indolent follicular NHL. Our IND and Phase 3 clinical trial for BiovaxID are for indolent follicular NHL.

NHL is usually classified for clinical purposes as being either “indolent” or “aggressive,” depending on how quickly the cancer cells are likely to grow and spread. The indolent, or slow-growing, form of NHL has a very slow growth rate and may need little or no treatment for months or possibly years. Aggressive, or fast-growing, NHL tends to grow and spread quickly and cause severe symptoms. Indolent and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular NHL. Follicular NHL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite the slow progression of indolent B-cell NHL, the disease is almost invariably fatal. According to the American Cancer Society, the median survival time from diagnosis for patients with indolent B-cell NHL having stage III or IV follicular B-cell NHL is between seven and ten years. Unlike indolent B-cell NHL, approximately 30-60% of aggressive B-cell NHL cases are cured by standard chemotherapy.

Chemotherapy is widely used as a first line of treatment for NHL. Although chemotherapy can substantially reduce the tumor mass and in most cases achieve a clinical remission, the remissions are generally short-lived. Indolent B-cell NHL patients generally relapse within a few months or years of initial treatment, and the cancer usually becomes increasingly resistant to further chemotherapy treatments. Eventually, the patient’s response to therapy is so brief and weak that further chemotherapy would offer no clinical benefit.

A number of passive immunotherapies, such as Rituxan, Bexxar, and other monoclonal antibodies, are approved by the FDA for the treatment of indolent B-cell follicular lymphoma. These therapies have been used as primary treatment and also as part of combination treatment including chemotherapy. A monoclonal antibody is a type of antibody produced in large quantity that is specific to an antigen that is expressed by tumor cells but may also be expressed by at least some normal cells. These NHL antibody therapies target an antigen that all B cell lymphocytes, both normal and cancerous, have on their surface. As such, the effects of therapy include a temporary reduction in normal B-cell lymphocytes, which can predispose patients to the risk of infection. Generally, these therapies alone have failed to provide unlimited remissions for most patients, and their cost and side-effects are often significant. Moreover, as passively administered antibodies, they do not elicit a sustained immune response to tumor cells. Nevertheless, some recent studies suggest that sustained remissions might be possible with the use of these passive immunotherapies at or near the time of initial diagnosis, either alone or in combination with chemotherapy, and we do not believe that the use of passive and active immunotherapeutics are necessarily mutually exclusive. Rituxan is used in approximately 85% of all new cases of NHL per year, and U.S. sales of Rituxan exceeded $1.5 billion in 2004.

Development of Patient-Specific Vaccine for NHL

During the late 1980s, physicians at Stanford University began development of an active immunotherapy for the treatment of indolent B-cell NHL, and the work was thereafter continued by Dr. Larry Kwak and his colleagues at the NCI. In 1996, the NCI began a Phase 2 clinical trial and selected our Biovest subsidiary to produce the vaccine for the trial. In 2001, Biovest entered into a cooperative research and development agreement, or CRADA, with the NCI under which we jointly conducted the Phase 3 clinical trial. The NCI filed the Investigational New Drug application, or IND, for BiovaxID in 1994, and in April 2004, sponsorship of the IND was formally transferred from the NCI to us.

Studies have shown that treatment with an active immunotherapy should allow a patient’s own immune system to produce both B-cells and T-cells that recognize numerous portions of the tumor antigen and generate clinically significant immune responses. These studies have been published in the October 22, 1992 issue of The New England Journal of Medicine, the May 1, 1997 issue of Blood, and the October 1999 issue of Nature Medicine. With respect to follicular NHL and other cancers, tumor cells remaining in the patient after completion of surgery, radiation, and chemotherapy are the cause of tumor relapse. These residual tumor cells cannot be detected by imaging, but their destruction may be feasible by active immunotherapy. With a patient-specific active vaccine, patients receive their own tumor idiotype, as the vaccine is customized for the tumor target of the individual patient. Repeated vaccination with such a tumor vaccine provides the patient’s immune system with an additional opportunity to be effectively activated by the tumor cell itself.

Our research has focused on the indolent form of follicular NHL, which accounts for about 90% of newly diagnosed cases of follicular NHL. In about 40-70% of the indolent cases, there is transformation of the indolent form to a more aggressive lymphoma, such as large-cell follicular NHL. This transformation is typically an early event in the course of the disease, usually occurring before the sixth year after diagnosis, and it is mainly observed in patients with known adverse prognostic factors. It is the goal of BiovaxID to intervene in the transformation process by treating newly diagnosed patients in their first clinical remission with the hope of inducing indefinitely prolonged remission and thereby eliminating the possibility of transformation to a more aggressive form of the disease.

BiovaxID Treatment and Production Process

BiovaxID is designed to utilize the power of each patient’s immune system and cause it to recognize and destroy cancerous lymphoma B-cells while sparing normal B-cells. Typically, all of a patient’s cancerous B-cells are replicate clones of a single malignant B-cell, and, accordingly, all of a patient’s cancerous B-cells express the same surface antigen idiotype which is absent from non-cancerous cells. BiovaxID is designed to use the patient’s own antigen idiotype from the patient’s tumor cells to direct the patient’s immune system to mount a targeted immune response against the tumor cells. In general, the therapy seeks to accomplish this result through the extraction of tumor cells from the patient, the culturing and growing of a cell culture that secrets idiotype proteins found in the patient’s tumor cells, the production and enhancement of a purified version of the cancer idiotype antigen, and the injection of the resulting vaccine into the patient. By introducing a highly-concentrated purified version of the cancer antigen into the patient’s system, the vaccine is designed to trigger the immune system to mount a more robust response to the specific antigen, in contrast to the comparatively weak and insufficient pre-vaccination response. Because the antigen is specific to the cancerous B-cells and not found on normal B-cells, the immune response should target the cancerous B-cells for destruction and not cause harm to the normal cells.

The BiovaxID production and treatment process begins when a sample of the patient’s tumor is extracted by a biopsy performed by the treating physician at the time of diagnosis, and the sample is shipped refrigerated to our manufacturing facility in Worcester, Massachusetts. At our manufacturing facility, we identify the antigen idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. The patient’s tumor cells are then fused with an exclusively licensed laboratory cell line from Stanford University to create a hybridoma. A hybridoma is a hybrid cell resulting from the fusion of a patient tumor cell and a murine/human heterohybridoma myeloma cell, which is an antibody-secreting cell created from a fused mouse and human cell. The purpose of creating a hybridoma is to create a cell that secretes antibody proteins bearing the same idiotype or antigen as the patient’s tumor cells. The hybridoma cell can be used to produce the vaccine because the tumor-specific antigen expressed on the surface of the patient’s tumor cells is itself an antibody.

After the creation of the hybridoma, we determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into our hollow fiber bioreactors, where they are cultured and where they secrete an antibody bearing the same idiotype antigen as the patient’s tumor cells. The secreted antigens are then collected from the cells growing on the hollow fibers. After a sufficient amount of antigen is collected for the production of an appropriate amount of the vaccine, the patient’s antigen idiotype is purified using an affinity chromatography column. Affinity chromatography is a technique used to separate and purify a biological molecule from a mixture by passing the mixture through a column containing a substance to which the biological molecule binds.

The resulting purified idiotype antigen is then conjugated, or joined together, with keyhole limpet hemocyanin, or KLH, to create the vaccine. KLH is a foreign carrier protein that is used to improve the immunogenicity, or ability to evoke an immune response, of the tumor-specific antigen. The vaccine is then frozen and shipped to the treating physician. At the treating physician’s office, the vaccine is thawed and injected into the patient as an antigen.

We expect that the initial vaccination will typically commence six months after the patient enters clinical remission following chemotherapy. The vaccine is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with an antigen to stimulate the immune system and increase the response to the antigen. The patient is administered five monthly injections of the vaccine in the amount of  1/2 milligram of vaccine per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific antigens are used to stimulate the patient’s immune system into targeting and destroying B-cells bearing the same antigen idiotype.

To our knowledge, BiovaxID is the only NHL vaccine currently in development under an IND that is produced through a hybridoma process. The hybridoma process is different from the recombinant processes being used by other companies that are currently developing an active idiotype immunotherapeutic for NHL. In the recombinant process, the patient’s own tumor cells are not fused with lymphocytes, but instead the vaccine is produced by introducing genetic material bearing certain portions (known as the variable light and variable heavy chains) of the tumor-derived idiotype protein into mammalian or insect cells. Whereas the hybridoma method will produce high-fidelity copies of the antigen that, through clonal reproduction, exactly replicates the original gene sequences of the tumor specific idiotype of the parent tumor cell, the recombinant method gives rise to protein products that have combinations of gene sequences different from those of the patient’s tumor.

We use a method known as “hollow-fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID. Hollow-fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow-fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. We believe that hollow-fiber technology permits the harvests of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow-fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

We believe that our vaccine’s anti-tumor effect could exceed that of non-targeted traditional therapy, such as chemotherapy, as our therapy arises from the immune system’s defense cells’ innate ability to selectively target tumor antigen while not attacking the normal healthy B-cells. The immune response triggered by our vaccine against the cancerous tissue is a natural disease-fighting mechanism without causing the side-effects associated with chemotherapy and radiation used to traditionally treat NHL. We also believe that our vaccine’s effectiveness could exceed that of passive immunotherapies, such as Rituxan, Bexar, and other monoclonal antibodies. Unlike BiovaxID, these therapies do not target the unique antigen idiotype that is found on the surface of the patient’s tumor cells. Instead, they target an antigen that is common to all B-cells, known as the CD-20 antigen, which results in the undesirable destruction of normal B-cells.

Manufacture of BiovaxID

We manufacture BiovaxID at our manufacturing facility in Worcester, Massachusetts. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our existing facility in Worcester, although we will likely need to develop additional facilities or utilize third-party contract manufacturers to fully support commercial production for the U.S. markets. To penetrate markets outside of the U.S., we may enter into agreements such as collaborations with well-established companies that have the capabilities to produce the product, licenses, joint ventures or other arrangements to produce and/or market the product in such countries. To facilitate commercial production of the vaccine, we are developing proprietary manufacturing equipment, for which we have filed “AutovaxID™” as a trademark. AutovaxID integrates and automates various stages of vaccine production. We believe that the AutovaxID system will reduce the space and staff currently required for production of the vaccine. We are also considering the future potential to commercially manufacture and sell AutovaxID instruments.

Because we use KLH in the BiovaxID manufacturing process, we have entered into a supply agreement with BioSyn Arzneimittel GmbH, or BioSyn, to supply us with KLH. Under this agreement, BioSyn is obligated to use commercially reasonable efforts to fulfill all of our orders of KLH, subject to certain annual minimum orders by us. However, BioSyn does not have a specific obligation to supply us with the amounts of KLH currently being supplied and necessary for our current clinical trial purposes or for commercialization. The supply agreement specifies a purchase price for the KLH and also provides for a one-time licensing fee payable by us in installments. The agreement expires in December 2007 but will automatically renew for unlimited successive terms of five years each unless we provide notice of termination to BioSyn at least 6 months before the expiration of any term. The agreement can be terminated prior to expiration by either party upon the winding-up or receivership of the other party or upon a default that remains uncured for 60 days. Also, the agreement can be terminated by BioSyn if we cease to develop BiovaxID.

Development Status

In April 2004, the NCI formally transferred sponsorship of the IND for BiovaxID to us, which gives us the right to communicate and negotiate with the FDA relating to the approval of BiovaxID and to conduct the clinical trials for the vaccine. BiovaxID is in a pivotal Phase 3 clinical trial which was started in January 2000 by the NCI. As of September 30, 2005, there were 23 clinical sites and 200 patients enrolled in the clinical trial.

The following summarizes the results and status of our ongoing, recently completed, and currently planned clinical trials for BiovaxID as of September 30, 2005:

Trial / Indication	Clinical Phase	Study Design	No. of Patients Treated with BiovaxID or Control	Median Time-to-Disease Progression	Status
Trial No. BV301 Indolent follicular B-cell NHL patients in first complete remission following chemotherapy; 5 immunizations over 24 weeks	Phase 3	Randomized, double blind with KLH-treated control group	375 planned	Treatment Phase 1n progress	Enrolling patients to treatment phase; 200 have been enrolled (150 of which have been randomized to receive BiovaxID or control)

Trial No. T93-0164 Indolent follicular B-cell NHL patients in first complete remission following chemotherapy; 5 immunizations over 24 weeks	Phase 2	Open label, single arm	20	Follow-up period exceeded 8 years as of September, 2005: 45% of patients were disease free at that time and 95% of patients were alive at that time	Treatment phase completed; patients in long-term follow-up

The objective of our Phase 3 clinical study is to measure the efficacy of the active idiotype vaccination in regard to prolongation of the period of disease-free survival when compared to treatment with a control vaccine consisting solely of KLH in patients with B-cell indolent follicular NHL. The patients being treated under this protocol have been diagnosed with previously untreated Stage 3-4 follicular NHL, Grades I-IIIa, which are the indolent slowly progressing forms of the disease that historically have been incurable. Of the 375 patients in a complete remission planned to take part in the BiovaxID or control arm of the study, 250 patients are scheduled to be randomly selected, or randomized, for the BiovaxID treatment arm, and 125 are scheduled to be randomized to the control arm. Of the 250 patients who are scheduled to be randomized to the BiovaxID treatment arm, we estimate that approximately one third have completed the series of vaccinations and are in the follow-up phase of the trial. The patients being treated with BiovaxID have received or are receiving a series of five vaccinations administered over a six-month period. Each vaccination is accompanied by a series of four injections of GM-CSF. PACE chemotherapy (prednisone, doxorubicin, cytoxan and etoposide) is administered until patients achieve their best response, which is a minimum of six cycles over six to eight months. Those patients achieving a complete remission are then randomized to receive vaccination with either BiovaxID or the KLH control in a 2:1 ratio, respectively. After a six-month waiting period while the patient’s immune system reconstitutes, the patient initiates the vaccination series. The primary endpoint is a comparison between treatment groups of the median duration of disease-free survival measured from the time of randomization to the point of confirmed relapse. Data from the trial are reviewed periodically (at least annually) by an independent safety data monitoring board, and at the June 2005 meeting of this board, no safety concerns regarding the trial were identified. We are seeking to complete enrollment for our Phase 3 clinical trial in calendar year 2007. To complete enrollment in calendar year 2007, we will need to continue our efforts to significantly increase the rate at which we are currently enrolling patients. To accomplish our desired rate of enrollment, we are considering various opportunities, such as enrolling patients in international venues and adding additional domestic sites. Following the completion of enrollment, we will continue to monitor the participating patients and analyze resulting data. At such time that an interim analysis of the data confirms a statistically significant difference between the active and control groups in relation to our clinical endpoint, the data will be assembled for submission of a Biologics License Application requesting the FDA’s approval for commercialization of BiovaxID. The time it takes to reach the clinical endpoint following the completion of enrollment, which may take several years, will depend on a variety of factors, including the relative efficacy of the vaccine, the magnitude of the impact of the vaccine on time-to-tumor progression, drop-out rates of clinical trial patients, and the median follow-up time subsequent to administration of vaccine or control.

The objective of the NCI’s Phase 2 clinical investigation was to study the ability of an idiotype vaccine to elicit tumor-specific T-cell immunity in follicular B-cell NHL patients, as measured by the ability of the patient’s T-cells to specifically destroy their own tumor cells in vitro and to exert anti-tumor effects as measured by the elimination of cells from the peripheral blood of a uniform group of patients. In this study conducted by the NCI, 20 patients who had achieved complete remission following chemotherapy received a series of five BiovaxID and GM-CSF injections over a six-month period. Of the 20 patients, 11 had a molecular marker in their lymphoma cells considered a hallmark of follicular NHL. As assessed by clearance of this marker from their blood, eight of these 11 patients (73%) totally cleared all residual tumor cells post vaccination (molecular remission). The molecular remission was sustained for as long as the patients were followed, for a median follow up of 18 months, with a range of eight to 32 months. In the Phase 2 study, 75% of the patients treated with BiovaxID developed antibodies to their individual tumor cells and 95% developed T-cell immune responses specific for the patient’s NHL idiotype. At an interim study assessment, 18 of 20 patients remained in continuous complete remission for a median 42 months, with a range of 28 to 52 months. After long term follow-up at nine years post vaccination, as reported by the NCI in 2005 to the American Society of Hematology, 19 of 20 patients remained alive, and 9 of 20 patients remained in complete continuous remission.

We have applied to the FDA for orphan drug designation for the use of BiovaxID for the treatment of certain forms of follicular B-cell NHL. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a Biologics License Application, or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. Even though we have applied for orphan drug status, BiovaxID may be deemed by the FDA not to be eligible for orphan drug status. Even if designated as an orphan drug, BiovaxID may not be approved before other applications or granted orphan drug exclusivity if approved. Even if we obtain orphan drug exclusivity for BiovaxID, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

Proprietary Rights to BiovaxID

Our proprietary position in the BiovaxID vaccine and production process is based on a combination of patent protection, trade secret protection, our development relationship with the NCI, and our ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, we have filed a PCT patent application relating to the type of cell media that is used to grow cell cultures in the production of our vaccine. In addition, we have filed a PCT patent application relating to certain features of an integrated production and purification system that we are developing to produce and purify the vaccine in an automated closed system. Our proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. We believe that, without the availability of an automated production and purification system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. We also hold a patent on the cycling technology that is used in the vaccine production machinery, although this patent will expire in 2006. An application has also been filed for the registration of the trademark BiovaxIDTM.

Our CRADA with the NCI provides that we will have exclusive ownership rights to any inventions that arise under the CRADA solely through the efforts of our employees, and we will have a first option to exclusively license any other technology within the scope of the CRADA that may be developed under the CRADA by the parties jointly or solely by the NCI. The specific scope of the CRADA is the clinical development of hybridoma-based idiotypic vaccines for treatment of follicular B-cell lymphoma. In light of the transfer of the BiovaxID IND to us, we believe that any future developed patentable inventions under the CRADA will likely be developed solely by our own employees. The CRADA also provides for confidentiality obligations with respect to any new data, technology, or inventions that may be patentable.

Under the CRADA and for the duration of the CRADA, we are obligated to provide the NCI, at no charge to the NCI, sufficient quantities of the vaccine to enable the NCI to complete its ongoing studies relating to the vaccine. The CRADA will continue to remain in effect for so long as the development efforts under the CRADA are ongoing, provided that the CRADA can be terminated by either us or the NCI at any time upon at least 60 days prior written notice. If we terminate the agreement, we would be obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA. Also, if we terminate the development of BiovaxID, then we are obligated to grant the NCI a nonexclusive royalty-free license to any invention relating to BiovaxID that was developed under the CRADA, unless we transfer our development efforts to another party. The CRADA obligates us to commit 50 to 60 persons per year to permit the execution of the CRADA study plan, and the agreement also obligates us to reimburse the NCI approximately $580,000 per year for the duration of the CRADA for the NCI’s expenses in carrying out the study plan.

In September 2004, we entered into an agreement with Stanford University giving us worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. These are the same cell lines that have been used by researchers at Stanford and the NCI to perform their studies of the hybridoma idiotype vaccine in NHL. This agreement gives us exclusive rights to these cell lines through 2019 in the fields of B-cell and T-cell cancers, and it gives us non-exclusive rights in such fields of use at all times after 2019. The agreement also gives us the right to sublicense or transfer the licensed biological materials to collaborators in the licensed fields. Under our agreement with Stanford, we paid Stanford an up-front license fee of $15,000, and we are obligated to pay a yearly maintenance fee of $10,000 per year thereafter. The agreement also provides that we will pay Stanford $100,000 within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval we will pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of the amount received by us for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Our agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. We can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

Sales and Marketing

If we obtain regulatory approval for BiovaxID, we plan to commercialize BiovaxID through our commercialization agreement with Accentia. It is our understanding that Accentia plans to build a small, highly-focused sales and marketing force to market BiovaxID to oncologists. We believe that a relatively small but highly trained sales force can serve the oncology market in North America due to the limited number of oncologists. There are approximately 8,400 medical oncologists in the U.S. To penetrate oncology markets outside the U.S., we or, Accentia as our commercialization partner, may establish collaborations with companies already positioned in the oncology field to assist in the commercialization of BiovaxID.

Research and Development

During the fiscal years ended September 30, 2005, and September 30, 2004, we spent $8.6 million and $5.2 million, respectively for research, development, clinical trial and other expenses related to the vaccine. In addition to these expenses directly related to the development of the vaccine, we spent approximately $1.4 million and $0.4 million on research and development relating to our hollow fiber production instruments, disposables and production processes in 2005 and 2004, respectively.

There are many risks and costs involved in clinical trials. There is no certainty that we will successfully complete the Phase 3 clinical trial. Even if the clinical trial is successful, there is no certainty that the vaccine can be produced at a competitive or acceptable cost nor that the vaccine can become an accepted treatment for FL.

Cell Culture Products and Services

Instruments and Disposables

We are a leader in hollow fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

AutovaxID

We are developing AutovaxID-C as a bench-top, self contained, semi-automated hollow fiber cell culture instrument. When inoculated with cells, the AutovaxID-C monitors and controls their growth using proprietary sensing and feedback technology, for as long as is required and with minimal or no operator input. During this time the instrument collects proteins or other products secreted by the cultured cells and stores them in an integrated temperature controlled compartment. A specific application of the AutovaxID-C is for the growth of hybridoma cells and the collection of secreted monoclonal antibodies. The AutovaxID growth chamber is a sterile, disposable and bar coded module that can be quickly coupled to or removed from the control module. For applications in the field of personalized medicine these chambers enable to production of patient specific biologics in a self contained environment, minimizing the possibility of cross-contamination. A companion instrument, the AutovaxID-P, is in the final stages of development. The AutovaxID-P is designed to process and purify secreted cell products by affinity chromatography and diafiltration. Like the AutovaxID-C, this instrument is automated and uses sterile disposable cartridges that attach to a control unit. The disposable modules are sealed for sterility and bar coded for ease of tracking and identification. We believe that our AutovaxID instruments will represent an advance in personalized medicine by reducing the possibility of cross contamination, allowing stringent segregation of patient specific batches of biologics. We believe that further advantages of our AutovaxID instruments include reduced manpower requirements, automated batch record generation and improved efficiency in facility design.

Primer HF ®

The Primer HF ® is a low cost hollow fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

The miniMax ® provides the flexibility and technology needed to support optimization studies and research scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with microprocessor controller, self-contained incubator, and pump panel. The miniMax ® is an economical tool for researching scale-up processes and producing small quantities of protein of up to 10 grams per month.

Maximizer ®

The Maximizer ® provides maximum flexibility to support optimization studies and pilot scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with validated microprocessor controller, self-contained incubator, and pump panel. With production rates up to one gram a day, the Maximizer ® is a tool for process development and production.

XCellerator ®

The XCellerator ® is a self-standing floor system containing an incubator and refrigerator section, control fixtures and pump panel. Each Xcellerator ® supports two independent flowpaths, is controlled by a process control computer and has the capability of remote monitoring. The combined features of the XCellerator ® support production of 60-500 grams of protein per month, per XCellerator ® unit.

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, culture ware, tubing sets and other disposable products and supplies for use with our instruments. Revenue from such disposable products represented approximately 47% of our total revenue from this business segment for the fiscal year ended September 30, 2005.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

For the fiscal years ended September 30, 2005, and September 30, 2004, we received revenue of approximately $3.0 million (approximately 60% of our aggregate revenue) and $2.3 million (approximately 41% of our aggregate revenue), respectively from this business segment.

We manufacture cell culture products such as mammalian and insect cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $1.1 million (approximately 22% of our aggregate revenues) and approximately $2.1 million (approximately 28% of our aggregate revenues) for the fiscal years ended September 30, 2005 and September 30, 2004, respectively.

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

National Cell Culture Center.

In connection with a grant from the National Institutes of Health (“NIH”), which expired according to its terms in September, 2005, we serve as the National Cell Culture Center which we maintained at our Minneapolis, Minnesota facility. We have not submitted an application seeking to renew this grant. As the result of the expiration of the term of our grant, our designation as the National Cell Culture Center will terminate upon the appointment of our successor by the NIH. We were first designated the National Cell Culture Center in 1990 and we have continuously served as the National Cell Culture Center for more than fifteen years until the expiration of this grant in 2005. The National Cell Culture Center is a non-profit research resource facility established and sponsored by the National Center of Resources for Research of the National Institutes of Health. The National Cell Culture Center provides customized cell culture services for basic research laboratories. During the time that we have served as the National Cell Culture Center we have experience with the production of over 1500 unique or common cell lines. We received revenues from the National Institutes of Health in the form of a grant and fees from customers which use the National Cell Culture Center services. For the fiscal years ended September 30, 2005, and September 30, 2004, we received revenue of $0.9 million and $1.1 million (18% and 19% respectively), of our aggregate revenue, from our business activities as the National Cell Culture Center. As the result of the expiration of this grant, we anticipate that these revenues will cease unless the grant is renewed pursuant to a future application. As of the date of this report, we have not submitted an application seeking to renew this grant.

COMPETITION

We compete with companies developing new drugs and treatments for FL. We are aware of several companies focusing on the development of active immunotherapies for NHL, including Genitope Corporation, Antigenics, Inc., and Favrille, Inc. None of these companies uses the hybridoma method to produce a patient-specific vaccine, and of these companies, only Genitope and Favrille have a product candidate in Phase 3 clinical trials. Several companies, such as Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan, a monoclonal antibody, and Zevalin and Bexxar, which are passive radioimmunotherapy products. Research for new cancer therapies is intense and new treatments are being developed by competitors. Many competitors have significantly greater financial resources and expertise in such matters as research and development, manufacturing, preclinical and clinical trials and regulatory approvals. Competitors may have collaborative arrangements with large and established companies. Additionally, we may compete in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment.

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

In the Phase 3 clinical trial, our vaccine is administered following complete remission after chemotherapy. Our monoclonal antibody, which is produced from the patient’s own tumor, potentially makes our approach more effective than other approaches which are not wholly patient-specific, as it stimulates the patient’s immune system to turn against and destroy the cancer cells.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow fiber perfusion process and instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have fourteen (14) issued United States patents and several foreign counterparts. Additionally, we have filed two patent applications during the period covered by this report, which are pending. The expiration dates of our presently issued United States patents range from December 2006 to November 2017. A list of our active U.S patents follows:

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

Additionally, we consider trademarks to be potentially important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We have been issued the trademark Biovax ® and have filed the trademark BiovaxID™in connection with our therapeutic cancer vaccine and the trademark AutovaxID™ in connection with our automated cell culture instrumentation, and we plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, including seeking protection of our trademarks internationally.

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

INSURANCE

We may be exposed to potential product liability claims by users of our products. We presently maintain product liability and clinical trial insurance coverage in connection with our systems and other products and services, in amounts which we believe to be adequate and on acceptable terms.

Although we believe that our current level of coverage is adequate to protect our business from foreseeable product liability and clinical trial claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract production services. There can be no assurance, however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations.

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

EMPLOYEES

As of December 31, 2005, we had sixty-seven full-time employees, including forty-two in research and development, six in manufacturing and quality control, six in contract production services, one in marketing and sales and twelve in management, administrative and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR FURTHER LOSSES

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2005 and September 30, 2004, we reported losses and negative cash flow of ($11.5 million) and ($10.3 million) and ($9.0 million) and ($6.0 million), respectively. Through September 30, 2005, we have an aggregate accumulated deficit of $38.6 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the CRADA. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The Opinion issued by our independent auditors discussed that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL NEED ADDITIONAL FINANCING

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia. The aggregate investment commitment received from Accentia was twenty million dollars which consisted of cash and a combination of short and long-term notes. In August 2004, we entered into an Amendment to the Investment Agreement with Accentia (the “Amendment”). This Amendment provided that Accentia would use reasonable efforts (without altering the terms of Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note are credited against installments as they become due and payable under the outstanding Promissory Note. As of November 30, 2005, Accentia had advanced an aggregate of approximately $22.8 million to us, which consisted of $10.0 million paid to us under the Investment Agreement, $10.0 million advanced to us as loans prior to the dates such amounts are required to be paid to us under the Investment Agreement, and $2.8 million loaned to us primarily to fund ongoing vaccine research and development costs. Accentia has agreed to fund up to $0.75 million monthly through June 2006, as we pursue and finalize separate funding arrangements. We expect to repay Accentia’s advances in excess of the Investment Agreement commitment in fiscal 2006, after we have completed our capital raise. Such additional financing could be sought from a number of sources, including the sale of equity or debt securities, strategic collaborations or recognized research funding programs We have hired an investment banking firm to assist in our fund-raising efforts. No assurance can be given that we will be able to obtain such additional funds on terms acceptable or favorable to us, or at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to complete our Phase 3 clinical trial for BiovaxID.

THERE IS A HIGH RISK OF FAILURE BECAUSE WE ARE TRYING TO DEVELOP A NEW ANTI-CANCER VACCINE

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

Completing our ongoing Phase 3 clinical trial is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of our vaccine, we must demonstrate that our product is safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

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

OUR CONTRACT CELL PRODUCTION BUSINESS IS SUBJECT TO INTENSE COMPETITION

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

We have been designated as the National Cell Culture Center by the National Institutes of Health since 1991. This designation is made every approximately five years by the National Institutes of Health. Our grant under this designation expired during the fiscal year ended September 30, 2005 and we have not reapplied for this designation. There is competition for this designation and any future designation is uncertain.

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

OUR TAX-LOSS CARRYFORWARDS ARE SUBJECT TO RESTRICTIONS

At September 30, 2005, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of approximately $26.8 million (expiring 2020) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

WE ARE SUBJECT TO VARIOUS GOVERNMENT REGULATIONS

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

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD

Our common stock is quoted on the OTC Bulletin Board as opposed to a larger or better accepted market. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

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

THE PRICE OF OUR STOCK MAY BE HIGHLY VOLATILE

The market price for our common stockis likely to fluctuate due to factors unique to us and along with the highly volatile market prices of securities of biotechnology companies. You may not be able to resell shares of our common stock following periods of volatility. In addition, you may not be able to resell shares at or above your purchase price.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 33,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility also houses the National Cell Culture Center, which we operate under a grant by the National Institutes of Health which expired in September, 2005. For each of the years ended September 30, 2005 and September 30, 2004, we paid rent of $0.2 million. This facility Lease agreement has expired and we continue to occupy this facility on a month to month basis.

In April 2005 we amended our current lease in Worcester, Massachusetts whereby we increased our leased space from approximately 14,000 square feet to approximately 17,000 square feet. In addition, we extended our lease term through February 28, 2010. For each of the years ended September 30, 2005 and 2004 we paid rent of $0.5 million and $0.4 million, respectively.

ITEM 3. LEGAL PROCEEDINGS

On January 24, 2005, Dr. Robert Pfeffer filed an action against us in United States District Court in New Jersey alleging that Dr. Pfeffer has an employment agreement with us under which we allegedly owe him approximately $600,000 and options to purchase 120,000 shares of our common stock. We dispute the alleged employment agreement and the alleged services and we intend to defend this litigation. Additionally, Dr. Pfeffer alleges that we have breached our obligation to purchase 168,836 shares of Biovest common stock owned by him for $2.00 per share pursuant to the investment agreement between Accentia and us. We intend to defend this claim. We have asserted defenses and counterclaims against Dr. Pfeffer in this litigation, which has now been transferred to the United States District Court for the Southern District of New York, and discovery is underway.

Except for the foregoing, we are not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on our business, assets, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for equity securities . Since August, 2005, our stock has traded on the OTC Bulletin Board. As of September 30, 2005, we had approximately 77,920,763 shares of common stock outstanding which were held by approximately 500 stockholders of record.

Dividends . We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that all future earnings will be retained for use in our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results and other factors.

Recent Sales of Unregistered Securities During the fiscal year ended September 30, 2005, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1. On November 30, 2004, we amended our Certificate of Incorporation and increased the authorized capital stock in the company from 60,000,000 shares (50,000,000 shares of common stock, $0.01 par value and 10,000,000 shares of preferred stock, $0.01 par value) to 350,000,000 shares (300,000,000 shares of common stock, $0.01 par value and 50,000,000 shares of preferred stock, $0.01 par value).

2. In January, 2005, we issued 16,043,772 shares of common stock to our parent, Accentia, in conversion of all shares of preferred stock previously issued to Accentia, and all outstanding preferred stock was thus canceled. This issuance was exempt from registration.

3. On June 1, 2005, we issued 300,000 shares of common stock to Julian Casciano, a former employee, as the result of an option exercise.

4. On June 27, 2005 we issued 1,278,,947 shares of our common stock to our Parent Corporation, Accentia, as a result of its exercise of its First Right of Refusal in connection with the issuance described in number 3 above.

5. On September 30, 2005, we entered into agreements with thirteen holders of warrants to purchase our common stock, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of our common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 4.4 million additional shares of our common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. We issued 4,199,249 shares of common stock to these warrant holders, as follows:

Warrant Holder	Shares Issued
Angelo Tsakopoulos	152,500
Peter Pappas	328,000
Othon Mourkakos	1,625,000
Christopher Kyriakides	1,625,000
David DeFouw	212,500
GNS Holdings LLC	57,500
Bridge Partners LLC	142,500
Anaka Prakash	4,687
Laury Pensa	20,312
Fay & Helen Logan	3,125
Robert Dillon	21,875
John & Maria Lignos	3,125
Kit Ching Wong	3,125

6. On September 30, 2005, a result of the share issuance to the warrant holders previously discussed, and pursuant to the First Right of Refusal Agreement dated June 16, 2003, we issued 17,902,062 shares of common stock to our Parent Corporation, Accentia.

7. On September 30, 2005, we entered into agreements with fourteen holders of outstanding Secured Convertible Promissory Notes (the “Notes”) providing for the modification of the terms of their respective Notes. These fourteen holders collectively represent $5.0 million of the total $5.7 million in aggregate principal and accrued but unpaid interest under the Notes outstanding as of September 30, 2005. Under the modifications to the Notes, the fourteen note holders agreed that their Notes, including interest thereunder, would automatically convert into our common stock on the earlier of (i) December 1, 2005 or (ii) 30-days after an initial public offering by Accentia Biopharmaceuticals, Inc., which holds approximately 78% of the outstanding common stock of our company. However, this automatic conversion was conditioned on the continued quotation of our common stock on the OTC Bulletin Board as of the date of conversion and on the failure of the note holder to convert his or her respective Note into Accentia common stock prior to the automatic conversion date. The Notes held by these fourteen note holders were convertible into either our common stock or Accentia common stock, at the option of the holder. Also as a part of these modifications to these Notes, certain note holders agreed to increase the conversion price of their respective Notes. As of December 1, 2005, 9 of these note holders allowed their notes to be converted into our common stock, and 5 note holders elected to convert their note balances into Accentia common stock. As a result, on December 1, 2005, in connection with the foregoing agreements we issued 1,669,900 shares of common stock to these note holders, as follows:

Issued To	Number of Shares
C & M Soras	84,588
Anaka Prakash	108,960
F & G Korahais	60,174
Chris Soras	84,520
A Konstantinidis	42,197
Laury Pensa	539,856
Fay & Helen Logan	81,432
Robert Dillon	586,741
John & Maria Lignos	81,432

8. On December 8, 2005, we issued 800,000 shares of common stock to Stephane Allard, M.D., our former CEO, as part of a termination compensation agreement, partially in consideration of the cancellation of all outstanding vested options previously issued to Dr. Allard. This transaction is further described in the “Certain Relationships and Related Transactions” section (Item 12) herein. This stock issuance is exempt from registration.

9. We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 1-8 above by virtue of Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering.

Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	4,981,100	$0.68	1,718,900
Equity compensation plans not approved by security holders	1,045,000	$2.24	6,755,751

Total	6,026,100		8,474,651

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview:

On June 16, 2003, pursuant to an Investment Agreement dated April 9, 2003 with Accentia Biopharmaceuticals, Inc, (“Accentia”), we had a change of control. For a combination of cash and notes, we issued capital stock representing approximately 81% of our capital stock then outstanding, and a majority of our Board of Directors and our officers were replaced. Following our change of control, we spent considerable time and effort revising the budget process, making changes in departmental reporting responsibilities, drafting a marketing plan, and seeking ways to more efficiently operate the core business of cell culture and related instrumentation manufacturing, as well as our activities under the CRADA. During the year ended September 30, 2004, we continued advancing the CRADA agreement activities, the process of integration of systems with Accentia, as described below, the upgrade of computer equipment, including manufacturing software for instrumentation, and the transfer to us from the National Cancer Institute of the IND for the vaccine development, which occurred in April 2004. In the fall of 2004 our management team was reorganized, our current Chairman assumed the duties of Chief Executive Officer and a new Chief Operating Officer was brought in to Biovest to further our efforts in our vaccine development, following the transfer of the IND by the NCI to us as described above. While we made efforts to recast our Company more favorably to our customer base in our core business of cell culture manufacturing and instrumentation in the first 18 months after the change in control, through expanding and enhancing our sales force, improving purchase terms and endeavoring to resolve customer relationships, our success in offsetting a perceived negative impact from our prior cash-constrained activities before the investment by Accentia was limited. Many of our marketing opportunities were negatively affected by the Company’s shortage of operating capital during the periods before the investment by Accentia. We determined it was in the Company’s best interest to focus our resources on the vaccine development, with less emphasis on the core business.

Prior to the change in control to Accentia, our ability to continue our operations and meet our obligations, including those under the CRADA, was uncertain and was dependent upon our ongoing efforts to obtain funding as required. For the three years prior to our Investment Agreement with Accentia, we met our cash needs by depending on short-term loans convertible to either common stock of the Company, and after the transaction with Accentia, some notes were convertible to Accentia common stock. Following the Accentia investment, most of the convertible loans were renegotiated and extended to long-term notes. Following the October 2005 Initial Public Offering of our parent Accentia, convertible notes and accrued interest totaling $3.7 million, representing approximately 75% of the principal and interest accrued on these notes, were converted to stock in Accentia at the IPO price of $8.00 per share. The conversion created a liability to our parent of $3.7 million. In addition, approximately $1.3 million, representing approximately 25% of these notes and accrued interest, converted into the Company’s common stock subsequent to October 1, 2005.

Principally through the Accentia Investment Agreement, which was fully funded ($20.0 million) by October 2005, we covered our short-term cash needs from June 2003 through September 2005. The Accentia Investment Agreement is further described below. The Accentia note, as amended, called for two payments of $5.0 million each, on the third and fourth anniversaries of the agreement (June 16, 2006 and 2007 respectively). In August 2004, we entered into a Second Amendment to the Investment Agreement with Accentia (the “Amendment”). This Amendment provides that Accentia would use reasonable efforts (without altering the terms of the Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note will be credited against installments as they become due and payable under the outstanding Promissory Note. In that regard, Accentia funded the Company amounts in advance of the payment schedule such that $0.7 million remained of the original $20 million investment commitment at September 30, 2005. Subsequent to November 30, 2005, and through November 30, 2005, Accentia paid the remaining $0.7 balance and advanced an additional $2.8 million to us, which we expect to repay as new financing is placed in fiscal 2006.

In addition to the Accentia funding as described herein, we anticipate additional external financing to fully fund our vaccine development activities. Our CRADA and vaccine development activities are, to a significant degree, research and development and we have significant discretionary control over the timing and extent of these activities.

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

In September 2001 we entered into the CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to reimburse the NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. On April 27, 2004, the Investigational New Drug Application (“IND”) regarding our vaccine was transferred to us from the NCI, which gives us more direct control over the development of the vaccine and potentially over the timing and amount of direct vaccine development expenses. Subsequent to this transfer, our payment obligations to the NCI under the CRADA were dramatically reduced to approximately $0.2 million per year as a result of our assumption of the direct responsibility for these development activities.

Successful development of the vaccine, if approved by the FDA, from Phase 3 clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

In August 2004 we entered into an agreement with Accentia, which owns eighty one percent of our outstanding stock, whereby Accentia will be our exclusive commercialization partner for the vaccine we are currently developing and any other similar products developed or acquired by us. We anticipate that having access to the internal capabilities and infrastructure of Accentia may positively impact the expenses related to the development and commercialization of our vaccine and provide us with access to needed resources on a cost effective basis. For so long as Accentia owns fifty-one per cent or more of our outstanding capital stock we will only be required to reimburse Accentia for direct and indirect expenses. Should Accentia own less than fifty one per cent of our outstanding capital stock, the agreement requires that we pay scheduled compensation for these services.

Current developments

In the fiscal year ended September 30, 2005, we incurred significant negative cash flows and operating losses. We expect negative cash flow to continue through and potentially beyond fiscal year 2006, due to increasing budgeted costs associated with our ongoing vaccine development activities and related research, development, and clinical trial activities. Accentia has made no firm commitment to make any further advances beyond monthly cash advances of $0.8 million. We anticipate further losses in fiscal 2006, which we anticipate will be funded and offset by positive operating margins in our Minneapolis facility, new financings, arrangements through strategic collaborations, potential licenses both domestic and foreign, and recognized research funding programs. There can be no assurances that we will be successful in these endeavors.

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

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. In that regard, the Company wrote off approximately $0.4 million of non-saleable inventory in fiscal 2005. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

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

RESULTS OF OPERATIONS

REVENUES. Our total sales for the fiscal year ended September 30, 2005 in the core business of contract cell culture manufacturing, instrumentation and cultureware sales, were approximately $5.1 million. This represents a decrease in revenue from the year ended September 30, 2004 of $0.6 million or approximately 11%. The most significant area of change was in the contract services cell culture segment where revenues declined by approximately $1.0 million, or 47% from 2004 to 2005. This decline was due partially to a shifting in emphasis by our personnel away from revenue-producing contract services work to non-revenue producing research and development related to the BiovaxID vaccine project. Contract revenues in the National Cell Culture Center declined from $1.1 million to approximately $0.9 million. The National Cell Culture contract is subject to renewal in early 2006. Instrument and consumable product sales increased from approximately $2.3 million in 2004 to approximately $3.0 million in 2005, due to a backlog of orders that were not filled in fiscal 2004.

GROSS MARGIN. The overall gross margin for the fiscal year ended September 30, 2005 increased to approximately 26% from 5% in the prior year. This was due to more optimal product mix and improved production results. Included in cost of sales in fiscal 2005 was an inventory write off of approximately $0.4 million, representing primarily inventory on-hand in the June 2003 Accentia acquisition of controlling interest in Biovest, and determined in the current year to be overvalued.

OPERATING EXPENSES. Research and vaccine development expenses for fiscal year 2005, compared to fiscal year 2004 increased from approximately $5.5 million in 2004 to approximately $9.95 million in 2005. This was due to increased spending for the BiovaxID Phase 3 clinical trial. Marketing and general and administrative expenses during the fiscal year ended September 30, 2005 decreased by approximately $0.8 million or 25% from fiscal year 2004, primarily due to reductions in sales staffing and other management initiatives. In the current year, we have budgeted approximately $1.7 million for general & administrative and marketing expenses, which is approximately $0.7 million less than the fiscal year 2005 expenses. We incurred approximately $0.7 million in legal and professional fees in the current year, compared to approximately $1.0 million in the fiscal year ended September 30, 2004, the decline primarily a result of decreased patent counsel fees and costs. These costs are included in general and administrative expenses in the accompanying financial statements.

We participated in a shared-resource concept for accounting, legal, regulatory affairs, human resources (including employee benefits), and information systems with other Accentia-owned companies throughout 2005 and 2004, which allows for greater efficiency in each of these areas critical to management of the Company. These costs are allocated based on a specific identification of costs, or percentage of time devoted basis.

OTHER EXPENSE, NET. Other expense, net in 2005 was nominal in both years presented. Interest expense decreased 7% to $0.4 million in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2005 and 2004 we incurred losses of approximately $11.5 and approximately $9.0 million. During fiscal 2005 we met our cash requirements through the use of cash on hand, the sale of capital stock and collection of accelerated payments due under our note receivable from Accentia.

On September 30, 2005, we had a deficit in working capital of $7.2 million compared to a deficit in working capital of $3.1 million at September 30, 2004. During the year ended September 30, 2005 we used $10.3 million in cash for operations and in research and vaccine development activities.

During the years ended September 30, 2005 and 2004, we expended $0.2 million and $0.4 million for capital expenditures. Most of the current year expenditures were used to upgrade technology and equipment in our Worcester facility, in connection with the IND transfer.

At September 30, 2005 our note receivable from Accentia was $0.7 million, and was paid in full (ahead of schedule as described above) in October 2005. Through November 30, 2005, Accentia has advanced $22.8 million, which is $2.8 million in excess of the amounts due under the Investment Agreement and Promissory Note. We expect to repay Accentia the over-advances, including any advances made subsequent to the filing of our Form 10K, in fiscal 2006, as our capital raising activities are funded.

In 2001, we entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The agreement committed us to pay NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to us of the IND for development of this vaccine, which occurred in April 2004, the payments to NCI have been reduced to a approximately $0.2 million annually, a small fraction of the original obligation. We funded the continuing development costs as described above, including the renovation of our Worcester facility to meet FDA requirements. Successful development of the vaccine, if approved by the FDA, from Phase 3 clinical trials through commercialization, will require us to fund significant and ongoing expenditures, perhaps for several years, before revenues are realized, if ever. The CRADA expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated. We do not expect any negative ramifications on the development of the vaccine, and our budget for the next several years anticipates costs that otherwise would have been funded partially by the CRADA agreement.

The CRADA granted us the worldwide exclusive contractual right to all commercial uses of this therapeutic vaccine. In addition, the CRADA grants us the option to elect an exclusive or non-exclusive license to any inventions made in the course of development and commercialization of the vaccine. No such inventions as defined in the CRADA have occurred as of this time. There can be no assurance that research under the CRADA will be successful or, if it is successful, that the Company will be able to negotiate any license, domestic or foreign, on favorable terms. In addition, the Company may not be able to derive any revenue from a license for a number of years. However, we intend to explore the potential of domestic and international licenses.

In the fiscal years ended September 30, 2005 and 2004, we incurred significant negative cash flow from operating losses, which included development activities largely in support of the CRADA and vaccine development. In 2005 we improved the profitability of the core business of cell culture production, the National Cell Culture Center and instrumentation sales. We anticipate that negative cash flow will continue through and potentially beyond fiscal year 2006, due to increasing costs associated with our ongoing vaccine development activities and related research, development and clinical trial activities.

Our ability to continue our present operations and meet our obligations for vaccine development under the CRADA is dependent upon our ability to obtain significant external funding. Our parent Accentia has completed its investment agreement of $20 million and through November 30, 2005 has funded $2.8 million in addition to the $ 20.0 million required amount. Additional sources of such funding other than from Accentia have not been established; however, additional financing could be sought from a number of sources, including the sale of additional equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine, Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts.

In August, 2005 the Company’s common stock became tradable in the over-the-counter market.

There is no assurance that the additional funds, which are required, can be obtained on terms acceptable or favorable to us, if at all. Substantial delays in obtaining such financing would have an adverse effect on our ability to develop the vaccine to the point of commercialization.

FLUCTUATIONS IN OPERATING RESULTS

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware the timing of increased research and development for our non-Hodgkins vaccine, and will be affected by our planned reduced sales and marketing expenditures, as a result of our focus since the fall of 2004 on the research and development of our vaccine. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

IMPACT OF FOREIGN SALES

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 40% and 36 % of total revenue for fiscal years ended September 30, 2005 and 2004 respectively. We do not expect a significant change in the percentage of foreign sales in fiscal 2006, and we anticipate less sales. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

For the tax periods 06/17/2003 through 09/30/2005, the Company is part of a consolidated federal income tax return that includes Accentia Biopharmaceuticals, Inc.. The Company’s income tax provision is calculated on a separate return basis as if the Company was not part of the Accentia consolidated group.

The Company has a federal net operating loss of approximately $26.8 million as of September 30, 2005 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The portion of the NOL’s incurred prior to 06/17/2003 ($3.4 million) are subject to these limitations. As such, these NOL’s are limited to approximately $.2 million per year. NOL’s incurred after 06/17/2003 may also subject to restriction.

At the time that the Company was acquired by Accentia, it had significant net operating loss carryforwards. Due to severe limitations of these losses and the fact that a significant portion of these losses could never be utilized, the Company made an election under IRB regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of losses while retaining $3.4 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of September 30, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$5,756,000	$4,398,000	$1,358,000	$—	$—
Operating leases	1,915,000	414,000	1,501,000	—	—
Total contractual cash obligations	$7,671,000	$4,812,000	$2,859,000	$—	$—

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

The following individuals are our current directors and executive officers:

Name	Age	Position
Steve Arikian, M.D.	47	CEO, President, Chairman & Director
Francis E. O’Donnell, Jr., M.D.	55	Vice-Chairman & Director
James A. McNulty,CPA	55	Chief Financial Officer, Secretary
Carl M. Cohen, Ph.D (1)	59	Chief Operating Officer
Martin Baum	39	Director
Raphael Mannino, Ph.D.	57	Director
Peter J. Pappas, Sr.	65	Director
Christopher Chapman, M.D.	51	Director
Nicholas J. Leb	56	Director
Jeffrey A. Scott, M.D.	47	Director
Robert D. Weiss	55	Director
John Sitilides	43	Director

1.	Dr. Cohen became the COO of the Company in November, 2004.

Set forth below is biographical information regarding our directors, officers, and key employees:

Steven R. Arikian, M.D., age 47, has been a Director of the Company since June, 2003. Dr. Arikian became our CEO and President in September, 2004, as well as Chairman of the Board of Directors since March 2004. Dr. Arikian is a director of Accentia, Inc., our Parent Corporation. Further, since 1997 he has served as the President and a director of The Analytica Group, Inc. which is a subsidiary of Accentia, Inc. He founded The Analytica Group, a global provider of research and communications services to the pharmaceutical and biotechnology industries in 1997. Dr. Arikian began providing pharmaceutical clients with Clinical and Outcomes Research services in 1988. Having held positions of increasing responsibility, he served as President of The Center for Health Outcomes and Economics at Bristol Myers Squibb for three years, where he supervised a staff of over 50 professionals responsible for development of global health outcomes research. He has designed and implemented research projects in the United States, Canada, Latin America and Europe. Dr. Arikian holds a faculty appointment at the Columbia University Mailman School of Public Health . He has also held faculty appointments at the University of Toronto and the University of Kentucky. He is widely published in the peer-reviewed literature and has been a frequent speaker at industry and trade group sponsored meetings on topics including Formulary Management, Pharmaceutical Pricing, Multi-National Health Economic Studies, and Pharmacoepidemiology. Today Dr. Arikian devotes his time to overseeing Accentia’s pharma-services and development companies, including Biovest and The Analytica Group.

Francis E. O’Donnell, Jr., M.D., age 55, has been a Director of the Company since June, 2003. Dr. O’Donnell is our Co Vice-Chairman (non-executive). Dr. O’Donnell is the non-executive Chairman, Chief Executive Officer (CEO) and a director of Accentia, Inc., our Parent Corporation since its inception in 2002. He is also the CEO, President, Chairman and a Director of BioDelivery Sciences International, Inc. Dr. O’Donnell was the Founder and for more than the last five years has served as managing director of The Hopkins Capital Group (“HCG”), an affiliation of limited liability companies which engage in business development and venture activities. Included in companies in which HCG entities are significant stockholders include Accentia, Inc. and Biodelivery Sciences International, Inc. Dr. O’Donnell served as Chairman of Laser Sight Inc. (LASE) a publicly traded manufacturer of advanced refractive laser systems until June, 2003. He is co-founder of RetinaPharma Technologies, Inc. which includes Tatton Technologies, LLC and is a co-founder of Biotech Specialty Partners, LLC an alliance of specialty pharmacy and biotechnology companies.

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

James A. McNulty, C.P.A. , age 55, has been our Chief Financial Officer and Secretary since June, 2003. He has served as CFO for Hopkins Capital Group, LLC and has served as CFO for other Hopkins Capital portfolio companies including publicly-traded BioDelivery Sciences International. Inc. (NASDAQ: BDSI), and Star Scientific (NASDAQ:STSI). He is currently Secretary/Treasurer of Accentia Biopharmaceuticals, Inc. (NASDAQ:ABPI) a vertically integrated specialty biopharmaceutical holding company.

Mr. McNulty practiced public accounting from 1971 through 1997, as co-founder/partner in three Tampa firms, with clients in a broad range of industries, and has extensive litigation support and expert testimony experience. His background in public and private accounting in both tax and audit brings to Biovest familiarity with GAAP accounting principles, SEC reporting requirements, Sarbanes-Oxley compliance, including financial controls and the critical role of an independent audit committee, budget preparation and analyses, debt and equity financings. He is a graduate of University of South Florida, is a CPA in the State of Florida and a Certified Valuation Analyst. He co-authored “Business Golf, the art of building relationships on the links” (2nd edition 2001) with veteran sports announcer, Pat Summerall.

Dr. Carl M. Cohen, Ph.D., age 59, was hired as our Chief Operating Officer in November, 2004. Dr. Cohen has more than 25 years of biomedical research and management expertise. Most recently he was Vice President, Research at Acumen Sciences LLC, a life sciences advisory company. There he was responsible for planning and implementation of Acumen’s Discovery Research service offerings. Prior to joining Acumen he held senior management positions at biotechnology companies in the greater Boston area including Vice President for Research and Development at Creative BioMolecules. Prior to joining Creative BioMolecules Dr. Cohen served as Chief of the Division of Cellular and Molecular Biology and Acting Chair of the Department of Biomedical Research at St. Elizabeth’s Medical Center of Boston. During that same period Dr. Cohen also held the positions of Professor of Medicine and Professor of Anatomy and Cellular Biology at Tufts University School of Medicine.

Martin G. Baum, age 39, has been a Director of the Company since June, 2003. Mr. Baum is also a director of Accentia, Inc., our Parent Corporation and has served as President of Commercial Operations of Accentia since April 2003. He has been the President and Chief Executive Officer of TEAMM Pharmaceuticals, Inc., a subsidiary of Accentia, Inc., since August 2000. Mr. Baum founded TEAMM based on his most recent success at DJ Pharmaceuticals, Inc., a specialty pharmaceutical company. At DJ Pharmaceuticals, where Mr. Baum held the position of Senior Vice President, Commercial Operations from December 1998 until July 2000, he was instrumental in achieving net revenue in excess of $50 million as well as profitability within two years. The company was sold to Biovail Corporation in October 2000, for $212 million, enabling equity investors to realize annual IRR’s in excess of 135%. Mr. Baum’s prior experience includes branded, generic, delivery technology, international and specialty pharmaceutical markets with companies such as Marion Merrell Dow, Glaxo Wellcome and SkyePharma PLC.

Raphael Mannino, PhD , age 57, has been a Director of the Company since June, 2003. Dr. Mannino has been the Executive Vice President and Chief Scientific Officer of BioDelivery Sciences International, Inc. since October 2000, and a director since October 2001. Dr. Mannino previously served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BioDelivery Sciences, predecessor to BDSI since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor, at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

Peter J. Pappas, Sr. , age 65, has been a Director of the Company since March, 2003. Mr. Pappas has for more than the last five years been the President and CEO of P.J. Mechanical Corp., a major air conditioning contractor in the New York City metropolitan area. In addition to his vast experience in construction for the past forty years, Mr. Pappas is a prime real estate developer and investor around the country. He attended NYU as a business administration major. A noted philanthropist, Mr. Pappas is an Archon of the Greek Orthodox Church. He serves the Archdiocesan National Council and as trustee of the privileged Leadership 100 Endowment trust. He is a board member of the Western Policy Center in Washington, D.C, a member of the Board of The Cyprus/American Chamber of Commerce, and the National Chairman of the Cyprus Children’s Fund, a sponsorship program and scholarship award endowment. Mr. Pappas has been a Director of BioVest since February 2003.

Christopher Chapman, M.D., age 51, has been a Director of the Company since March, 2004. Dr. Chapman has been the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BioDelivery Sciences International, Inc. on a part time basis since October 2000. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. He was most recently President of Chapman Pharmaceutical Consulting. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments.

Nicholas J. Leb, age 56, has been a Director of the Company since March, 2004. Mr. Leb is the Director of Finance of Accentia, Inc., our Parent, and has been the Vice President and Chief Financial Officer of TEAMM Pharmaceuticals, Inc. since August 2000. Prior to that, Mr. Leb was Vice President, Finance for 3TEX from March 1999 through August 2000. He is a proven financial executive with a diverse background that includes “Big 5” public accounting, pharmaceutical and medical equipment manufacturing, equipment leasing and common carrier transportation. Mr. Leb is proficient in financial reporting, budgeting, SEC reporting, treasury functions, taxes and systems management. He has successfully performed his financial duties in senior management positions at such companies as Brightstone Pharma, Global Surgical Corporation and KV Pharmaceutical Co. Mr. Leb received his Bachelor of Science, Business Administration from University of Missouri, Columbia and received a post-graduate accounting education at the University of Missouri, St. Louis.

Jeffrey A. Scott, M.D., age 47, has been a Director of the Company since March, 2004. Dr. Scott, whose specialty is oncology, currently is the President of P4 Healthcare, a multimedia Healthcare Marketing and Education Company with a focus in Oncology. From 1998 -2005, Dr. Scott served as the National Medical Director and President of the International Oncology Network, a Network of 3500+ U.S. Private Practice Oncologists headquartered in Baltimore, MD, since 1998, and in that same role for the International Physician Network commencing this year. Dr. Scott was a practicing physician, Partner and CFO of Georgia Cancer Specialists located in Atlanta, GA from 1995-2001, acting as CFO for a large practice with over $100 million in revenue and responsible for development of financial programs of practice after merger and corporate buyout by Phymatrix. In this position, Dr. Scott also took responsibility for the development of an extensive Clinical Research program. From 1998-2000, he also served as Medical Chief of Staff at Atlanta’s Emory Northlake Regional Medical Center. Dr. Scott’s biotech experience includes his role as a Consultant to Nexstar Pharmaceuticals of Boulder, Colorado, assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies.

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

John Sitilides, age 43, has been a Director of the Company since March, 2005. In 1998, Mr. Sitilides founded the Western Policy Center, a Washington D.C. based international relations institute conducting analysis of U.S. foreign and security policies in the eastern Mediterranean and southern Balkans. He has served in various capacities with the Western Policy Center, including directing all aspects of strategic planning, policy analysis, governmental and corporate relations, financial management and media communications. In December 2004, Mr. Sitilides was Executive Director of the Western Policy Center when it was merged into the Woodrow Wilson Center Southeast Europe Project, which conducts public affairs programming and professional research on geopolitical and functional issues and interests spanning the eastern Mediterranean, Balkan, Black Sea, Caucasus, Middle East, and northern African regions. He is currently the Chairman of the Board of Advisors of the Woodrow Wilson Center Southeast Europe Project. Mr. Sitilides received his Master’s Degree in International Affairs at the Columbia University School of International and Public Affairs in 1986, with specialization in International Security Policy, International Political Economy, and Western European Affairs, and his Bachelor’s Degree in Political Science from Queens College in 1983.

Robert D. Weiss, age 55, has been a Director of the Company since March, 2004. Mr. Weiss has an outstanding and diverse background in the fields of investment banking, merchant banking, asset management, marketing and finance. His experience includes his current position since December, 2000 as a Principal in Athena Capital Partners, Inc., an investment banking group specializing in seed and A-round investors, and for more than the past five years as President of Atlantic American Partners, a merchant banking group subsidiary of Atlantic American Holdings, as well as previous positions as Senior Vice President of Communications Equity Associates, Senior Vice President at Paine Webber, Inc., and Executive Vice President/Chief Operating Officer at Zurich Investment Management, all involving leadership roles in merchant banking, private equity funding and asset management operations. Mr. Weiss prior business experience gives him a strong background in marketing and general business management. His experience makes him well qualified for the role of Financial Expert to the Audit Committee which the Board of Directors plans to establish immediately after this shareholders meeting. Mr. Weiss received his B.S. Degree from the United States Military Academy at West Point in 1971, with Concentrations in Math, Engineering, and Science, and obtained an MBA from Boston University in 1975. He served in the United States Army from 1971-1978 as an Aide-de-Camp to a Major General, Hospital Comptroller, and Company Commander.

Committees of the Board. There are currently three standing committees of the Board of Directors. The Audit Committee which reviews the engagement of the Company’s independent accountants, reviews annual financial statements and considers matters relating to accounting policies and internal control and reviews the scopes of audits, practices and procedures to ensure that the legal and fiduciary responsibilities of the Board are satisfied, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and Raphael Mannino, Ph.D. with Mr. Weiss serving as Chairman of that committee. The Governance Committee, which performs the functions of developing criteria for director selection, identifying and recommending to the full board of directors the director-nominees to stand for election at annual meetings of the stockholders, and recommending to the board of directors our corporate governance principles, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and John Sitilides. The Compensation Committee, which performs the functions of recommending and approving salaries, incentive compensation, and equity-based plans for our executive officers and managers and reviewing corporate goals and objectives relative to executive compensation , consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and John Sitilides . The Board of Directors has determined that Robert Weiss is an audit committee financial expert within the meaning of the Securities and Exchange Commission (SEC) regulations and that Robert Weiss, Jeffrey Scott, M.D., John Sitilides and Raphael Mannino, Ph.D. are independent as defined by applicable SEC rules and regulations and Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

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

Communications with Board of Directors. Stockholders may communicate with the full Board or individual directors, by submitting such communications in writing to Biovest International, Inc., Attention: Board of Directors (or the individual director(s)), 377 Plantation Street, Worcester MA 01605. Such communications will be delivered directly to the directors.

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

In March 2005, the following common stock Options were issued to our directors. These options are only those issued in accordance with the Company’s plan of compensation of directors, and do not include other options which may have been granted in connection with other agreements:

Options to Directors (all at $0.50/share)

NAME	# of Options
Steven Arikian, M.D.(Chairman)	25,000
Francis O’Donnell, M.D.	20,000
Stephane Allard, M.D.[1]	20,000
Martin Baum	20,000
Raphael Mannino	30,000
Peter Pappas	20,000
Chris Chapman, M.D.	20,000
Nicholas Leb	20,000
Jeffrey Scott, M.D. (Audit, Governance, Compensation Comm.)	35,000
Robert Weiss (Audit Chairman, Governance, Compensation Comm.)	40,000
John Sitilides (Governance and Compensation Comm.)	30,000

[1]	Resigned as our director as of September 23, 2005

Our bylaws provide for us to indemnify our directors and officers to the extent permitted by law, with respect to actions taken by them on our behalf. We maintain a policy of directors’ and officers’ liability insurance for this purpose.

Meetings of the Board of Directors: The Board of Directors conducted nine meetings during fiscal 2005, including meetings conducted via teleconference and by consent action. No director failed to attend or participate in at least 75% of the meetings conducted while they were a member of the Board during the year.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own 10% or more of the

Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to identify any person subject to this requirement who failed to file any such report on a timely basis. Based upon our review of the reports it has received, we believe all filings required to be made by executive officers, directors and 10% stockholders under Section 16(a) during fiscal year 2005 have been filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE*

Name and Principal Position	Fiscal Year	Salary ($)(8)	Bonus ($)		Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)
Steven Arikian, M.D. (1) Chief Executive Officer and Director	2005 2004 2003	$168,300 — —		— — —	— — —	225,000 — —
Carl Cohen, Ph. D (2) Chief Operating Officer	2005 2004 2003	$191,000 — —		11,500 — —	— — —	— — —
Stephane Allard, MD (3) Former Chief Executive Officer & Director	2005 2004 2003	$275,000 280,000 82,000	$	— — 60,000	— — —	20,000 20,000 2,000,000
James McNulty, CPA Chief Financial Officer	2005 2004 2003	$120,100 110,000 32,000		— — —	— — —	— 500,000 —
George Constantin Former Chief Executive Officer (4)	2005 2004 2003	$0 0 56,000		— — —	— — —	— — —
Dr. Christopher Kyriakides Co-Vice Chairman & Director (5)	2005 2004 2003	$0 0 220,000		— — —	— — —	— 1,000,000 —	(7)
Othon Mourkakos President, Secretary, & Chief Operating Officer (6)	2005 2004 2003	$0 0 220,000		— — —	— — —	— 1,000,000 —	(7)
Mark Hirschel, Ph. D Chief Scientific Officer (9)	2005 2004 2003	$182,000 182,000 175,000		— — —	— — —	— — —

(1)	Dr. Arikian became our Chief Executive Officer in fiscal 2005
(2)	Dr. Cohen became our Chief Operating Officer in fiscal 2005
(3)	Dr. Allard became Chief Executive Officer on June 16, 2003. He resigned from that position on September 7, 2004 and assumed the position of Director of Medical Affairs with Accentia, Inc. In fiscal 2005 he resigned his position as the Director of Medical Affairs. All options listed in this Compensation table for Dr. Allard were cancelled as part of the Termination Compensation arrangement with Dr. Allard, discussed in Item 12 herein.
(4)	Mr. Constantin resigned as Chief Executive Officer on April 24, 2003. In connection with the change in control of Biovest, Mr. Constantin was awarded 36,000 shares of the Company’s common stock. As of the date of this filing, these shares have not been issued.
(5)	Dr. Kyriakides was appointed Chairman of the Board on July 31, 1999 and was appointed Chief Executive Officer of our company on September 20, 1999. He resigned as CEO and Chairman with the change in control of Biovest on June 16, 2003. He resigned as a director on November 30, 2004.
(6)	On September 20, 1999, Mr. Mourkakos was appointed as our President and Chief Operating Officer. He resigned with the change in control on June 16, 2003.
(7)	During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which have a reduced price and term. As a result, at September 30, 2003, Dr. Kyriakides and Mr. Mourkakos each held an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% were exercisable at $0.50 per share and 50% were exercisable at $0.25 per share. On September 30, 2005, as part of the cashless exercise agreements discussed in Item 12 herein, the warrants held by Dr. Kyriakides and Mr. Mourkakos were cashlessly exercised and converted to common stock of the Company, and 1,625,000 shares of common stock were issued to each of Dr. Kyriakides and Mr. Mourkakos,

(8)	None of the salary reflected in the Table for Dr. Kyriakides and Mr. Mourkakos was paid in cash when earned. During the fiscal year ended September 30, 2003, $200,000 of the accrued compensation from prior periods was paid to each of Dr. Kyriakides and Mr. Mourkakos, and the balance of the accrued compensation was converted to a four-year promissory note bearing interest at the rate of 7% per annum, which may be converted into common stock of Biovest at anytime . The number of shares of Biovest common stock to be received upon conversion of such promissory note shall be determined by dividing the aggregate principal amount of the note being converted plus accrued interest there by $0.50 per common share. See “Certain Relationships and Related Party Transactions” for additional details regarding these notes.
(9)	Dr. Hirschel became our Chief Scientific Officer during the fiscal year ended on September 30, 2002.

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

Option Grants During Year Ended on September 30, 2005

The following table sets forth information as to stock options and warrants granted to all named executive officers during the fiscal year ended September 30, 2005. Except as otherwise indicated, these options and warrants were fully vested on the date of grant. Except as otherwise indicated, options were granted at an exercise price equal to 100% of the fair market value of our common stock on the date of grant. The amounts under “Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term” represent the hypothetical gains of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over their exercise price for the full ten-year term of the options. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

Name	Options Granted	Individual Grants		Market Price ($/Sh) on date of grant (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)			5%	10%
(a)	(b)	(c)	(d)		(e)	(f)	(g)
Steve Arikian	200,000	40.0%	$0.50	$0.27	10/19/2014	N/A	$40,000
Steve Arikian	25,000	5.0%	0.50	0.27	3/10/2015	N/A	$4,000

(1)	The Company’s stock did not publicly trade at the time of grant. The market price was established based on assumptions by management using the Black-Scholes formula.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None of our named executive officers exercised stock options during fiscal 2005. Set forth below is certain information about the number and value of unexercised stock options held by such officers as of the end of fiscal 2005.

Name Principal Position	Shares Acquired On Exercisable (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options SARs at Fiscal Year-End (#) Excercisable/ Unexercisable	Value of Unexercised Unexcercisable In-the-Money Options SARs at Fiscal Year-End ($) Exercisable/ Unexercisable
(a)	(b)	(c)	(d)	(e)
Christopher Kyriakides, Former Co-Vice Chairman & former Director (1)	1,625,000	—	1,625,000/0	$0/$0
Othon Mourkakos, Former Officer (1)	1,625,000	—	1,625,000/0	$0/$0
Mark Hirschel, Chief Scientific Officer	—	—	170,000/40,000	$10,000/$20,000
Steve Arikian	—	—	450,000/200,000	$225,000/$100,000
James McNulty	—	—	333,333/166,667	$166,667/$83,334

(1)	These individuals were awarded stock options during the years 2000, 2001, and 2002. During the fiscal year ended on September 30, 2003, 2,600,000 options issued to Dr. Kyriakides and 2,600,000 issued to Mr. Mourkakos during 2000, 2001, and 2002 were cancelled and converted to an equal number of warrants, which had a reduced exercise price and term. Currently, Dr. Kyriakides and Mr. Mourkakos each hold an aggregate of 2,600,000 5-year warrants to purchase common stock, of which 50% are exercisable at $0.50 per share and 50% are exercisable at $0.25 per share. On September 30, 2005, as part of the cashless exercise agreements discussed in Item 12 herein, the warrants held by Dr. Kyriakides and Mr. Mourkakos were cashlessly exercised and converted to common stock of the Company, and 1,625,000 shares of common stock were issued to each of Dr. Kyriakides and Mr. Mourkakos,

Employment Agreements

All directors and officers have executed confidentiality and non-compete agreements with us. We have entered into an employment agreement with James McNulty, CPA, our Chief Financial Officer and Secretary.

Mr. McNulty’s Agreement, effective November 1, 2003, has a three-year term and provides for an initial base salary of $110,000 annually, annual bonus of up to fifty percent (50%) of his base salary at the discretion of the Board of Directors based upon achievement of defined goals, and the grant of options to purchase up to 500,000 shares of our common stock.

This employment agreement, along with those entered into with certain employees, are attached as Exhibits hereto (by reference to previous filings).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of common stock owned as of December 15, 2005 by (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole vesting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner (1)	Reporting Structure	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
Steven Arikian (4) 151 Beach 147th Neponsit, NY 11694	CEO, President & Director	650,000	0.81%

Christopher Kyriakides 63 Suffolk Lane Tenafly, NJ 07670	FormerVice Chairman & Director (13)	4,056,226	5.05%

Peter J. Pappas, Sr. 135 W. 18th Street, Second Floor New York, NY 10011	Director, 5% Stockholder	1,466,000	1.82%

Francis E. O’Donnell, Jr. (6) 709 The Hamptons Lane Town and Country, MO 63017	Vice Chairman, Director, 5% Stockholder of Parent	80,000	0.10%

James A. McNulty (7) 4419 West Sevilla Street Tampa, FL 33629	Chief Financial Officer, Secretary	416,666	0.52%

Robert Weiss 86 Ladoga Avenue Tampa, FL 33606	Director	75,000	0.08%

Jeffrey Scott 2 Spring Forest Court Owings Mills, MD 21117	Director	65,000	0.08%

Raphael Mannino 36 Meadowview Drive Annandale, NJ 08801	Director	60,000	0.07%

Name and Address of Beneficial Owner (1)	Reporting Structure	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
Nicholas Leb (8) 205 Park York Lane Cary, NC 27519	Director	40,000	0.05%

Christopher Chapman 800 Falls Lake Drive Mitchellville, MD 20721	Director	60,000	0.09%

Martin Baum (9) 6012 Farm Pond Road Apex, NC 27523	Director	40,000	0.05%

Mark Hirschel (10)	Chief Scientific Officer	220,633	0.27%

Accentia, Inc. (3) 324 S. Hyde Park Avenue Suite 350 Tampa, FL 33606	5% Stockholder	63,115,818	78.51%

Hopkins Capital Group, LLC (11) 324 S. Hyde Park Avenue Suite 350 Tampa, FL 33606	Affiliate of Parent	(10)	(10)

MOAB Investments, LP (12) 2595 Red Springs Drive Las Vegas, NV 89135	Affiliate of Parent	(10)	(10)

Dennis Ryll (12) 2595 Red Springs Drive Las Vegas, NV 89135	Affiliate of Parent	(11)	(11)

John Sitilides 324 S. Hyde Park Ave, Ste 350 Tampa, FL 33606	Director	30,000	0.04%

All officers and directors as a group		7,259,555	9.03%

(1)	Unless otherwise indicated, the address of each person listed is 324 S. Hyde Park Ave, Suite 350, Tampa, FL 33609.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants and options and the conversion of convertible securities. Except as otherwise reflected, each beneficial owner’s percentage ownership is determined by assuming that options, warrants, and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date of this filing have been exercised or converted. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3)	Calculated on the basis of 80,390,663 shares of stock outstanding as of December 15, 2005, consisting entirely of common stock. Holders of greater than 10% of the outstanding stock of Accentia are Hopkins Capital Group, LLC. And MOAB Investments LP.

(4)	In addition to serving as a CEO, President and Chairman of the Company, Dr. Arikian also serves as a Director of Accentia, which is the record owner of 63,115,818 shares of the Company. In the foregoing table, Dr. Arikian includes the following: (i) options to purchase 650,000 shares of the Company’s common stock, all of which will be exercisable within 60 days of this filing.

(5)	Dr. Allard resigned as our CEO and Vice President on September 7, 2004. Further, on September 23, 2005, Dr. Allard resigned as a director. In return for cash and stock, Dr. Allard gave up all outstanding vested and unvested options on that date in accordance with his termination agreement, as described in more detail in Item 12 herein.

(6)	In addition to serving as Vice Chairman of the Board of Directors of the Company, Dr. O’Donnell also serves as Chairman of the Board of Directors of Accentia, which is the record owner of 63,115,818 shares of the Company. In the foregoing Table, ownership of Dr. O’Donnell includes the following: (i) 40,000 options to purchase shares of the Company’s common stock, all of which are currently exercisable. Dr. O’Donnell is the Manager of Hopkins Capital Group, LLC, which is a principal stockholder of Accentia

(7)	In addition to serving as CFO and Secretary of the Company, Mr. McNulty also serves as a Corporate Treasurer and Secretary of Accentia which is the record owner of 63,115,818 shares of the Company. In the foregoing Table, ownership of Mr. McNulty includes the following: (i) 500,000 options to purchase shares of the Company’s common stock, of which 416,666 are currently exercisable.

(8)	In addition to serving as a Director of the Company, Mr. Leb also serves as Director of Finance of Accentia, which is the record owner of 63,115,818 shares of the Company. In the foregoing table, Mr. Leb includes the following: (i) options to purchase 40,000 shares of the Company’s common stock.

(9)	In addition to serving as a Director of the Company, Mr. Baum also serves as a Director of Accentia, which is the record owner of 63,115,818 shares of the Company. In the foregoing table, Mr. Baum includes the following: (i) options to purchase 40,000 shares of the Company’s common stock.

(10)	Dr. Hirschel owns 50,663 shares of common stock as well as options to purchase 210,000 shares of common stock, of which 170,000 are currently exercisable.

(11)	Hopkins Capital Group, LLC owns more than 10% of the outstanding stock of Accentia, which is the record owner of 63,115,818 shares of the Company. Hopkins Capital Group, LLC is reflected as an indirect owner of the Company. Dr. Francis E. O’Donnell, Jr. M.D. is the only individual who is beneficial owner of in excess of 10% of Hopkins Capital Group, LLC.

(12)	Dr. Ryll serves as a Director of Accentia and as Vice President of MOAB Management Co., Inc., which is a general partner of MOAB Investments, LP, which is a principal stockholder of Accentia. Accentia is the record owner of 63,115,818 shares of the Company. MOAB Investments, LP, consists of Michael Newmark, General Partner, and Dennis Ryll, Diane Ryll.

(13)	Dr. Kyriakides resigned as our Co-Vice Chairman and Director on November 30, 2004.

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

In June 2003, convertible loan arrangements entered into since 2001 including the loan arrangements with Mr. Pappas and Mr. Tsakopoulos, discussed above, were modified as discussed below: (i) the maturity dates were extended to June 16, 2006, (ii) first security interests were granted in specified assets, (iii) interest was set at 7% per annum to accrue to maturity, (iv) at the discretion of the Holder, the notes were granted conversion rights into shares of Accentia in accordance with a formula or, in the alternative, into shares of our common stock at a conversion price of $.50 per share.

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

In June 2003, we issued the following secured convertible promissory notes to related parties:

(a)	We issued a secured promissory note to Othon Mourkakos, who resigned as our President and COO on June 16, 2003, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of Accentia in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share. On November 2, 2005 the outstanding principal and accrued interest due under this note was converted into stock of Accentia, in accordance with the terms of the note.

(b)	We issued a secured promissory note to Dr. Christopher Kyriakides, who resigned as our Chairman and CEO on June 16, 2003 and remains our co-Vice Chairman and Director, in the principal amount of $655,000 dated June 16, 2003, and subsequent thereto have made two cash payments of $100,000 each. The issuance of the note and the cash payments were in payment of accrued executive compensation. The notes have the following terms: (i) all principal and interest to be paid in one installment on June 16, 2007, (ii) interest at 7% per annum, (iii) convertible into shares of Accentia in accordance with the Investment Agreement or, in the alternative, the convertible note may be converted into shares of our common stock at a conversion price of $.50 per share. On November 2, 2005 the outstanding principal and accrued interest due under this note was converted into stock of Accentia, in accordance with the terms of the note.

On September 30, 2005, we entered into agreements with fourteen holders of outstanding Secured Convertible Promissory Notes (the “Notes”) providing for the modification of the terms of their respective Notes. These fourteen holders collectively represent $5.0 million of the total $5.7 million in aggregate principal and accrued but unpaid interest under the Notes outstanding as of September 30, 2005. Under the modifications to the Notes, the fourteen note holders agreed that their Notes, including interest thereunder, would automatically convert into our common stock on the earlier of (i) December 1, 2005 or (ii) 30-days after an initial public offering by Accentia Biopharmaceuticals, Inc., which holds approximately 78% of the outstanding common stock of our company. However, this automatic conversion was conditioned on the continued quotation of our common stock on the OTC Bulletin Board as of the date of conversion and on the failure of the note holder to convert his or her respective Note into Accentia common stock prior to the automatic conversion date. The Notes held by these fourteen note holders were convertible into either our common stock or Accentia common stock, at the option of the holder. Also as a part of these modifications to these Notes, certain note holders agreed to increase the conversion price of their respective Notes. As of December 1, 2005, nine of these note holders converted their notes with an aggregate principal and interest value of $1.3 million into 1,669,900 shares of our common stock as follows:

Issued To	Number of Shares
C & M Soras	84,588
Anaka Prakash	108,960
F & G Korahais	60,174
Chris Soras	84,520
A Konstantinidis	42,197
Laury Pensa	539,856
Fay & Helen Logan	81,432
Robert Dillon	586,741
John & Maria Lignos	81,432

Five of these note holders, Christopher Kyriakides, Othon Mourkakos, Peter Pappas, Angelo Tsakopoulos and Kit Ching Wong, converted the outstanding principal and interest on their notes, in the aggregate amount of approximately $3.7 million, into .5 million shares of common stock of Accentia. As a result of this conversion, we are indebted to Accentia for inter-company demand debt of $3.7 million.

One of the note holders electing to convert into Accentia common stock, Peter Pappas, is a current director, and two others, Othon Mourkakos and Christopher Kyriakides, are our former executive officers and directors.

On September 30, 2005, we entered into agreements with thirteen holders of warrants to purchase our common stock, including the holders of warrants discussed above, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of our common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 8.6 million shares, or 4.4 million additional shares, of our common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. We issued 4,199,249 shares of common stock to these warrant holders, as follows:

Warrant Holder	Shares Issued
Angelo Tsakopoulos	152,500
Peter Pappas	328,000
Othon Mourkakos	1,625,000
Christopher Kyriakides	1,625,000
David DeFouw	212,500
GNS Holdings LLC	57,500
Bridge Partners LLC	142,500
Anaka Prakash	4,687
Laury Pensa	20,312
Fay & Helen Logan	3,125
Robert Dillon	21,875
John & Maria Lignos	3,125
Kit Ching Wong	3,125

One of these warrant holders, Peter Pappas, is our current director, and three others, Othon Mourkakos, Christopher Kyriakides and David DeFouw, are former directors.

As part of the Investment Agreement we granted to Accentia the first fright of refusal to acquire additional shares to maintain its percentage ownership in the event we issue shares. Pursuant to this agreement, Accentia acquired 1,278,947 shares of our common stock as a result of the warrant exercise by Julian Casciano and 17,902,062 shares of our common stock as a result of the cashless warrant exercises described above. Pursuant to the terms of the First Right of Refusal Agreement, Accentia’s purchase price for these shares was equal to the gross purchase price paid for the issuance of the triggering shares, and could be paid by promissory note with a five-year term, bearing interest at the federal discount rate. As a result of these two First Right of Refusal exercises, Accentia issued to us promissory notes in the amount of $.15 million and $.05 million, payable on June 27, 2010 and September 30, 2010, respectively.

On April 10, 2003 we entered into an Investment Agreement with Accentia. The Investment Agreement closed on June 16, 2003. As a result, Accentia acquired approximately eighty-one per cent of our capital stock for a purchase price of $20.0 million. A portion of the purchase price was paid by promissory notes, and during the year ended September 30, 2005, Accentia paid $10.5 million under the promissory note. Pursuant to the scheduled payments set forth in the note, $5.0 million is due on each of June 16, 2006 and June 16, 2007. Our need for funding exceeded the payments as scheduled under these promissory notes and in August 2004, we entered into an amendment to our Investment Agreement under which Accentia agreed to use reasonable efforts to make advances to us as inter-company loans, to become due and retired as payments become due under the original Investment Agreement. Through September 30, 2005, we borrowed approximately $9.5 million from Accentia under this arrangement. Amounts advanced prior to their due date are covered by a Line of Credit Promissory Note (“LOCPN”), and the outstanding balance under this LOCPN is secured by a security interest in all of our assets. Notwithstanding our borrowings under this arrangement, we required additional funding and through November 30, 2005, we borrowed an additional $2.8 million from Accentia in the form of an inter-company demand indebtedness. All sums owed pursuant to this demand indebtedness are secured by a security interest in all of our assets.

We use services provided by Accentia. These services include administrative, human resource, legal and accounting facilities and personnel maintained Accentia principally at 324 S. Hyde Park Avenue, Suite 350, Tampa, FL 33606. Additionally, in August 2004, we entered into a Biologic Products Commercialization Agreement making Accentia our exclusive commercialization partner for all biologics products, including BiovaxID. For so long as Accentia owns fifty one per cent or more of our outstanding capital stock, the agreement only requires us to reimburse Accentia for direct and indirect expenses. Should Accentia own less than fifty one per cent of our outstanding capital stock, the agreement requires that we pay scheduled compensation for these services. During the fiscal year ended September 30, 2005, these commercialization services include consulting services with regard to our clinical trial, development of BiovaxID and AutovaxID, product positioning, pricing and other matters regarding our cell culture production services and instruments and our vaccine. During the year ended September 30, 2005, we paid $10.5 million for expenses related to the commercialization of our vaccine including inter-company allocated costs. Inter-company expenses paid by Accentia for our benefit were treated as inter-company advances made to us by Accentia and are included in the loans discussed above. Whenever possible charges paid by Accentia on behalf of the Company are specifically identified and charged to the Company through the inter-company account. Other direct and indirect costs are allocated to the Company using a reasonable pro-rata or percentage-of-time basis.

On September 30, 2004 we entered into a Master Services Agreement and Project Addendum agreement with PPD Development LP (hereinafter “PPD”). PPD, a Contract Research Organization, will perform a wide range of services in the conduct and data management of the ongoing Phase 3 clinical trial of BiovaxID ® , our personalized therapeutic vaccine for indolent follicular non-Hodgkin’s lymphoma. The services to be performed by PPD include identification, recruitment and qualification of additional clinical trial sites to accelerate the pace of the patient enrollment into the trial, facilitation of patient enrollment, coordination of data and information management services, and regulatory compliance functions, among others. The agreement with PPD may be terminated by us at any time upon 30 days notice. PPD is a shareholder of Accentia. For the fiscal year ended September 30, 2005, we paid PPD $2.3 million.

On March 15, 2004, we organized Biovax, Inc., as a wholly-owned subsidiary under the laws of Florida, potentially to use this subsidiary to continue the development of our autologous (patient specific) therapeutic vaccine for follicular non-Hodgkins lymphoma (“BiovaxID ® ”). This corporation is in the organizational stage.

In November, 2004 we entered into an exclusive license agreement with Stanford University for the use of certain cell lines in connection with development of our cancer vaccine, and potentially in connection with other vaccine development projects which may take place in the future.

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

On June 1, 2005, our former Chief Marketing Officer, Julian Casciano, exercised an option to purchase for cash 300,000 shares of our common stock for $.50 per share for an aggregate purchase price of $150,000.

On November 8, 2005, we entered into a termination compensation agreement with our former CEO and director, Stephane Allard, M.D. Under this agreement, in full and complete settlement of any and all outstanding obligations and rights to compensation of any type, we agreed to pay Dr. Allard the sum of $0.2 million in bi-weekly installments at the same rate as his former base salary rate, and further issued to Dr. Allard 800,000 shares of our restricted common stock. Dr. Allard surrendered and canceled all outstanding qualified stock options previously granted to him by us. As part of this agreement, Dr. Allard submitted his resignation as our director, effective as of September 23, 2005, and we exchanged general Releases with Dr. Allard.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of the Company (1)

3.2	Amended Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III, (3)

10.5	Biovest International, Inc. 2000 Stock Option Plan. (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement Dated April 24, 2003 with George Constantin (11)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to Biovest International, Inc. (6)

10.12	Promissory Note in principal amount of $15,000,000 payable to Biovest International, Inc. (6)

10.13	Promissory Note to Othon Mourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors

Othon Mourkakos (6)

David DeFouw, PhD (6)

George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (11)

10.37	Employment Agreement with Dr. Stephane Allard (11)

10.38	Employment Agreement with James McNulty, CPA (11)

10.39	Employment Agreement with James Wachholz (11)

10.40	Employment Agreement with Richard Sakowicz (11)

10.41	Employment Agreement with Samuel Duffey, Esq. (11)

10.42	Employment Agreement with Julian Casciano (11)

10.43	Press release dated March 25, 2004 (12)

10.44	Certificate of Incorporation of Biovax, Inc.(12)

10.45	Bylaws of Biovax, Inc (12)

10.46	Charter for Audit Committee (12)

10.47	Insider Trading Policy (12)

10.48	Delegation of Authority Policy (12)

10.49	Financial Consulting Agreement With Andreas Zigouras (12)

10.50	Common Stock Warrant to Andreas Zigouras (12)

10.51	Release of Claim & Settlement Agreement (Warburton) (13)

10.52	IND Transfer Letter Dated April 27, 2004 (14)

10.53	Second Amendment to Investment Agreement (15)

10.54	Biologic Products Commercialization Agreement (15)

10.55	Line of Credit Promissory Note (15)

10.56	General Security Agreement (15)

10.57	Masters Service Agreement With PPDI (16)

10.58	Project Addendum PPDI (16)

10.59	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)

10.60	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Dillon. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.61	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Kit Ching Wong. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.62	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Bridge Partners. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.63	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE DeFouw. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.64	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE GNS. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.65	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Lignos. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.66	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Logan. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.67	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Kyriakides. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.68	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Mourkakos. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.69	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Pappas. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.70	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Pensa. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.71	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Prakash. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.72	AGREEMENT REGARDING CASHLESS WARRANT EXERCISE Tsakopoulos. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.73	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Christos Soras. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.74	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Con. & Mary Soras. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.75	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Dillon. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.76	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Kit Ching Wong. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.77	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Konstantinidis. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.78	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Korahais. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.79	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Kyriakides. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.80	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Lignos. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.81	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Logan. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.82	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Mourkakos. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.83	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Pappas. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.84	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Pensa. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.85	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Prakash. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.86	AGREEMENT REGARDING CONVERSION OF PROMISSORY NOTE Tsakopoulos. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.87	Clarification Agreement. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.88	Investment Banking Engagement Agreement. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

10.89	Modification of Gunn Allen Engagement Agreement. Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2004
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003
(10)	Filed herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(11)	Incorporated by reference to the Company’s Form 10-K dated January 13, 2004.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2003, which was filed on February 19, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, which was filed on May 24, 2004.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, which was filed on August 23, 2004.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2004.

Reports on Form 8-K

Current Report on Form 8-K dated December 3, 2004

Current Report on Form 8-K dated March 17, 2005

Current Report on Form 8-K dated October 6, 2005

Current Report on Form 8-K dated December 1, 2005

Current Report on Form 8-K dated December 9, 2005

Item 14. Principal Accountant Fees and Services

During 2005 and 2004, annual fees for the year-end audit and interim reviews aggregated $85,000 and $68,500 respectively. In addition, during 2005 and 2004 tax-related fees for compliance aggregated $5,000 and $8,700 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2005 Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The audit committee pre-approved audit, audit-related and tax fees for 2005.

BIOVEST INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Biovest International, Inc.

We have audited the accompanying balance sheet of Biovest International, Inc. (The Company) as of September 30, 2005 and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. as of September 30, 2005 and its results of operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred significant losses and used cash in operating activities during the year ended September 30, 2005, and had a deficit in working capital at September 30, 2005. These factors, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AIDMAN PISER & CO. P.A.

Tampa, Florida

December 1, 2005

BIOVEST INTERNATIONAL, INC.

BALANCE SHEET

SEPTEMBER 30, 2005

ASSETS
Current assets:
Cash	$32,000
Accounts receivable, net of $30,000 allowance for doubtful accounts	531,000
Costs and estimated earnings in excess of billings on uncompleted contracts	21,000
Inventories	113,000
Prepaid expenses and other current assets	54,000

Total current assets	751,000
Property and equipment, net	874,000
Other assets:
Patents and trademarks, net	408,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000

$4,164,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related Party	$1,310,000
Other	3,088,000
Accounts payable	1,636,000
Customer deposits	112,000
Accrued liabilities:
Compensation and related taxes	1,146,000
Other	628,000
Billings in excess of costs and estimated earnings on uncompleted contracts	48,000

Total current liabilities	7,968,000
Long-term debt, less current maturities:	1,358,000

Total liabilities	9,326,000

Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; 0 issued and outstanding	0
Common stock, $.01 par value, 300,000,000 shares authorized; 77,920,763 shares issued and outstanding	779,000
Additional paid-in capital	33,384,000
Accumulated deficit	(38,643,000)
Stock subscription receivable	(682,000)

Total shareholders’ deficit	(5,162,000)

$4,164,000

See notes to financial statements.

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
Revenues:
Cell culture products and services	$1,137,000	$2,145,000
National cell culture center	894,000	1,107,000
Instruments and disposables	3,046,000	2,334,000
Research and development services revenue, related party	-0-	120,000

Total revenues	5,077,000	5,706,000

Operating costs and expenses:
Cost of sales	3,750,000	5,447,000
Research and development	9,950,000	5,541,000
Marketing, general and administrative	2,438,000	3,251,000

Total operating costs and expenses	16,138,000	14,239,000

Loss from operations	(11,061,000)	(8,533,000)

Other income (expense):
Interest expense	(395,000)	(448,000)
Other income (expense), net	(23,000)	(15,000)

	(418,000)	(463,000)

Net loss	$(11,479,000)	$(8,996,000)

Loss per common share:
Basic	$(0.23)	$(0.24)

Diluted	$(0.23)	$(0.24)

Weighted average common shares outstanding:
Basic	49,044,822	38,196,733

Diluted	49,044,822	38,196,733

See notes to financial statements.

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	Preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at September 30, 2003	8,021,886	$80,000	38,160,733	$382,000	$33,581,000	$(18,168,000)	$(17,150,000)	$(1,275,000)
Net loss for the year	—	—	—	—	—	(8,996,000)	—	(8,996,000)
Conversion of debt to equity	—	—	36,000	—	16,000	—	—	16,000
Settlement of dispute regarding stock subscription receivable	—	—	—	—	(250,000)	—	250,000	0
Collection of stock subscription receivable							5,913,000	5,913,000
Stock-based compensation	—	—	—	—	5,000	—	—	5,000

Balances at September 30, 2004	8,021,886	$80,000	38,196,733	$382,000	$33,352,000	(27,164,000)	$(10,987,000)	$(4,337,000)

Net loss for the year						(11,479,000)		(11,479,000)
Conversion of Preferred stock into common	(8,021,886)	(80,000)	16,043,772	160,000	(80,000)			0
Collection of stock subscription receivable							10,497,000	10,497,000
Stock-based compensation					7,000			7,000
Options exercised for cash			1,578,947	16,000	284,000		(150,000)	150,000
Shares issued from cashless conversion (Note 6)			22,101,311	221,000	(179,000)		(42,000)	0

Balances at September 30, 2005	0	$0	77,920,763	$779,000	$33,384,000	(38,643,000)	$(682,000)	$(5,162,000)

See notes to financial statements.

BIOVEST INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(11,479,000)	$(8,996,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	426,000	304,000
Amortization	106,000	122,000
Issuance of common stock, options and warrants for services	7,000	5,000
Amortization of debt discounts	49,000	52,000
Loss on disposal of property and equipment	22,000	—
Write-down of inventory	350,000	—
Change in cash resulting from changes in:
Accounts receivable	(428,000)	877,000
Costs and estimated earnings in excess of billings on uncompleted contracts	55,000	(52,000)
Inventories	101,000	237,000
Other	86,000	150,000
Accounts payable and accrued liabilities	433,000	1,986,000
Customer deposits	10,000	7,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(58,000)	(74,000)

Net cash flows used in operating activities	(10,320,000)	(5,382,000)

Cash flows from investing activities:
Purchases of property and equipment	(227,000)	(444,000)

Net cash flows from investing activities	(227,000)	(444,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(272,000)	(421,000)
Net proceeds from issuance of common stock and warrants	150,000	—
Proceeds from stock subscription receivable	10,497,000	5,913,000

Net cash flows from financing activities	10,375,000	5,492,000

Net change in cash	(172,000)	(334,000)
Cash at beginning of year	204,000	538,000

Cash at end of year	$32,000	$204,000

Supplemental cash flow information:
Cash paid for interest during the year	$190,000	$36,000
Cash paid during the year for income taxes	$—	$—

Non cash financing activity:

During 2004, debt in the amount of $16,000 was converted to equity.

See notes to financial statements

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

1. Nature of business and summary of significant accounting policies:

Nature of business:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on production and contract manufacturing of biologic drugs and products from small through commercial scale. It has historically developed, manufactured and marketed patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. While continuing this business, management has chosen to re-orient the Company’s focus, assets and operations to increase contract cell production and biologic drug development and ownership. The Company’s first drug product, a personalized vaccine for the most common and fastest-growing form of hematologic cancer, known as B-cell Non-Hodgkin’s lymphoma, is currently in a Phase 3 FDA-approved pivotal licensing trial.

During the year the Company has incorporated a wholly-owned subsidiary, Biovax, Inc., a Florida corporation, however that subsidiary had not commenced operations as of December 1, 2005.

The Company is an 81% owned subsidiary of Accentia BioPharmaceuticals, Inc.

Summary of significant accounting policies:

Inventories:

Inventories are recorded at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method.

Property and equipment:

Property and equipment are recorded at cost. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term.

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

Patent and trademark costs are recorded at historical cost. Patent and trademark costs are being amortized using the straight-line method over their estimated useful lives of six years for patents and twenty years for trademarks. Accumulated amortization was $0.7 million at September 30, 2005.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

1. Nature of business and summary of significant accounting policies (continued):

Patents and trademarks (continued):

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2006	$30,000
2007	30,000
2008	30,000
2009	30,000
thereafter	288,000

$408,000

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

Financial instruments:

Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and convertible debentures. As of September 30, 2005, the fair values of these instruments, except as to the convertible debentures, approximated their respective carrying values. The carrying value of the Company’s long-term debt, including convertible debentures of $5.8 million as of September 30, 2005 reflect discounts associated with beneficial conversion features, more fully discussed in Note 5. The fair value of the long-term debt is estimated by management to be $5.8 million (their face value) in consideration of the terms and interest rates applicable to the indebtedness.

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

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

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

Research and development expenses:

The Company expenses research and development expenditures as incurred. In the fiscal years ended September 30, 2005 and 2004 the Company incurred total research and development expenses of approximately $10.0 million and $5.5 million, respectively. Expenses for the CRADA (See Note 10) amounted to $8.6 million and $5.2 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of sales in the accompanying statements of operations.

Advertising:

The Company expenses the costs of advertising as they are incurred. Advertising expense was approximately $9,000 and $66,000 for the years ended September 30, 2005 and 2004, respectively.

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

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

1. Nature of business and summary of significant accounting policies (continued):

Stock-based compensation (continued):

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148, accounting for stock-based compensation – transition and disclosure.

	2005	2004
Net loss, as reported	$(11,479,000)	$(8,996,000)
Employee Stock-based compensation, as reported	$7,000	$5,000
Employee Stock-based compensation under fair value method	$260,000	$269,000
Pro-forma net loss under fair value method	$(11,739,000)	$(9,260,000)
Basic net loss per share, as reported	$(0.23)	$(0.24)
Pro-forma net loss per share under fair value method	$(0.24)	$(0.24)

Recent accounting pronouncements:

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

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

2. Liquidity and management’s plans:

The accompanying financial statements have been prepared on a going-concern basis, which assumes that Biovest will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, Biovest incurred net losses of $11.5 million and $9.0 million and negative cash flows from operations of $10.3 million and $5.4 million in 2005 and 2004, respectively. Furthermore, the Company has a working capital deficit of $7.2 million at September 30, 2005. In addition, Biovest’s projected cash flows from operations for fiscal 2006 are currently projected to be insufficient to finance projected operations without funding from other sources.

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s lymphoma. Successful development of the vaccine, if approved by the FDA, from Phase 3 clinical trials, which are in process, through commercialization, will commit the Company to several years of significant expenditures before revenues will be realized, if ever.

In June 2003, the Company sold shares of common and preferred stock, representing approximately 81% of the Company, to Accentia, Inc. (“Accentia”) for $20.0 million. As of September 30, 2005, Biovest has collected $19.3 million of that amount. Subsequent to October 1, 2005, Accentia paid the remaining $0.7 million.

In the period following the change in control, management has spent considerable time and effort in revising the budget process, drafting a marketing plan and seeking ways to more efficiently operate the core business and conduct its research and development activities. For fiscal 2006 management anticipates losses in total due to research and development expenditures and lower sales volume. Management’s plans to sustain operations and fund the losses involve collection of the stock subscription receivable from Accentia and search for funding from outside sources. Biovest anticipates that stabilized commercialization of the aforementioned vaccine will occur in late 2008, at which time the Company should commence profitable operations.

Subsequent to September 30, 2005, Biovest converted $1.3 million of its convertible debentures and accrued interest, due in 2006 and 2007, to 1,669,900 shares of The Company’s common stock. In addition, $3.7 million of The Company’s convertible debentures and accrued interest were converted into Accentia common stock.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

2. Liquidity and management’s plans (continued):

While management is confident that they will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

3. Details to balance sheet:

Inventories:

Inventories consist of the following at September 30, 2005:

Finished goods	$35,000
Work-in-process	36,000
Raw materials	42,000

$113,000

During 2005, the Company recorded an additional $0.4 million provision for obsolete inventory, which is included in cost of sales in the accompanying 2005 statement of operations.

Property and equipment:

Property and equipment consist of the following at September 30, 2005:

Furniture and fixtures	$69,000
Leasehold improvements	491,000
Machinery and equipment	1,574,000

2,134,000

Less accumulated depreciation and amortization	(1,260,000)

$874,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

3. Details to balance sheet (continued):

Costs and estimated earnings on uncompleted contracts:

Costs and estimated earnings on uncompleted contracts consists of the following as of September 30, 2005:

Costs incurred on uncompleted contracts	$660,000
Estimated earnings	665,000
1,325,000

Less billings to date	(1,352,000)

$(27,000)

These amounts are included in the accompanying 2005 balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,000)

$(27,000)

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

Four customers accounted for 26%, 25%, 21% and 18% of the Company’s trade accounts receivable balance at September 30, 2005. One customer accounted for 15% and 27% of revenues for the fiscal years ended September 30, 2005 and 2004, respectively.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales, principally to European and Canadian customers, were 40% and 36% of total revenues, respectively in the fiscal years ended September 30, 2005 and 2004.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

5. Long-term debt:

Long-term debt consists of the following at September 30, 2005

Notes payable, former management (current stockholder); principal and interest at 7% both due upon maturity in June 2007. Collateralized by certain assets; convertible at the option of the holder to Biovest common stock (at $.25 per share) or Accentia common stock (at either the Accentia IPO offering price of $8.00, or based on an appraised value).	$1,310,000
Convertible working capital notes payable; principal and interest at 7%, both due upon maturity in June 2006. Collateralized by certain assets; convertible at the option of the holder. Less: unaccreted value of beneficial conversion feature of $15,000 (i)	695,000
Notes payable, bridge financing; principal and interest at 7% both due upon maturity in June 2006. Collateralized by certain assets; convertible at the option of the holder to Biovest common stock (at $.50 per share) or Accentia common stock (at either the IPO offering price, if any, or based on an appraised value).	2,050,000
Convertible note payable, former legal counsel; principal due in installments through June 2006; interest at 7% due upon maturity. Collateralized by certain assets; Less: unaccreted value of beneficial conversion feature of $19,000 (i)	432,000
Notes payable, 2001 bridge financing, interest at 7.5%; due in 2006; convertible into common stock at $1.00 per share.	53,000
Notes payable, 2000 bridge financing, interest at 10%; due in 2006; convertible into common stock at $1.00 per share.	175,000

Other	88,000
Long-term accrued interest (including $0.2 million related party)	953,000

5,756,000

Less current maturities (ii)	(4,398,000)

Long-term portion of notes payable	$1,358,000

Future maturities of long-term debt is as follows at September 30, 2005

Year ending September 30,
2006 (iii)	$1,270,000
2007	88,000

Total maturities	$1,358,000

(i)	During fiscal 2003, the Company issued various convertible debentures, three of which contained beneficial conversion features. The notes are convertible, solely at the Holder’s option, into shares of Accentia common stock with the value per Accentia share being adjusted by a twenty percent (20%) discount from defined Accentia share value or, in the alternative; the convertible notes may be converted into shares of Biovest common stock at a conversion price of $0.25 per share.
(ii)	Subsequent to October 1, 2005, $3.8 million of these notes were converted to Accentia equity.
(iii)	Subsequent to October 1, 2005, $1.3 million notes payable and accrued interest were converted into the Company’s common stock, and as such were classified as non-current at September 30, 2005.

6. Shareholders’ equity:

Common stock:

On September 30, 2005, we entered into agreements with thirteen holders of warrants to purchase our common stock, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of our common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 4.4 million additional shares of our common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. In this regard, we issued 4.2 million shares of common stock to the warrant holders, and an additional 17.9 million shares to Accentia as it exercised its first right of refusal option.

Preferred stock:

The Company has authorized 10.0 million shares of preferred stock. The holders of outstanding shares of preferred stock have the right to convert each one (1) share of preferred stock to two (2) shares of fully paid assessable common stock of the Company. During 2005, The Company converted approximately 8.0 million shares of convertible preferred stock into approximately 16.0 million shares of common stock. As of September 30, 2005 no preferred shares were issued and outstanding.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

7. Stock-based compensation:

Issuances of stock for services, stock options and stock warrants in 2005 and 2004 are as follows:

	Equity Instrument			Fair value at date of issuance	Exercise Price	Term
	Stock	Options	Warrants
New Issuances in 2004:
Consulting services	—	—	200,000	$0.27	$1.00	3 years
Employee and non-employee director compensation	—	2,518,000	—	$0.27	$.50	10 years
Former CEO per employment contract	36,000	—	—	$0.27

Total issued in 2004	36,000	2,518,000	200,000

New Issuances in 2005:
Employee and non-employee director compensation	—	595,000	—	$0.13	$0.53	10 years

Total issued in 2005	—	595,000	—

Effective September 30, 2003, certain officers of the Company were granted an aggregate of 1.2 million options, 0.5 million exercisable immediately, with the balance vesting over three years. These options were granted at an exercise price of $.50 per share.

In addition, in 2003, the Company modified certain options and warrants for the purchase of its common shares as follows:

•	An aggregate of 0.3 million warrants were repriced from $.50 to $.25.

•	5.7 million options were converted to warrants. 3.0 million were repriced at $.50, 2.6 million were repriced at $.25; both exercisable after 6 months, with a term of 5 years.

•	0.2 million warrants were repriced from $1.50 and $1.25 to $.50 and $.25, respectively.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

7. Stock-based compensation (continued):

As a result of these modifications, the Company is now required to treat these options as variable stock options, which requires a charge to operations for adjustments in subsequent periods changes in the underlying market value of the stock.

The Company uses the Black-Scholes option pricing model to determine the fair value of each option grant as of the date of grant for consulting expense incurred and for the purpose of the pro forma presentation in Note 1. The following assumptions were used for grants in 2005 and 2004, respectively.

In 2005 the option pricing model parameters were: No dividend yield, expected volatility of 78%, risk-free interest rates of 3.31% to 3.95%, and expected lives 3 to 5 years. In 2004 the parameter values were: No dividend yield, expected volatility of 78%, risk-free interest rates of 2.62% and 2.56%, and expected lives 5 years.

The share price on the date of grant for two of the awards in 2005 and all of the 2004 grants was $0. One award, occurring late in 2005 used a share price of $0.91 as it was the only award granted after the Company’s stock had begun trading in August, 2005. The exercise prices of the grants ranged between $0.50 to $1.50 in 2005 and $0.25 to $0.50 in 2004.

Stock option activity for the years ended September 30, 2005 and 2004 is as follows:

	Years ended September 30
	2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding-beginning of year	6,178,098	$0.75	4,750,933	$0.74
Granted	595,000	0.53	2,518,000	0.27
Exercised	(300,000)	0.50	—	—
Cancelled	(1,491,998)	0.51	(1,090,835)	—

Outstanding-end of year	4,981,100	$0.68	6,178,098	0.65

Exercisable-end of year	4,108,089	$0.72	3,734,592	0.75

Stock options outstanding at September 30, 2005 are summarized as follows:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	3,867000	7.35	$0.47
1.01-2.00	1,061,100	5.74	1.27
2.01-3.00	53,000	6.39	2.39

	4,981,100

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

7. Stock-based compensation (continued):

Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	3,008,989	7.35	$0.50
1.01-2.00	1,046,100	5.73	1.26
2.01-3.00	53,000	6.39	2.39

	4,108,089

Stock Warrants:

Stock warrants outstanding at September 30, 2005 are summarized as follows:

Warrants Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	500,000	1.80	$0.65
1.01-2.00	50,000	2.06	1.25
2.01-3.00	210,000	0.67	2.52
3.01-4.00	6,000	1.70	4.00
4.01-5.00	279,000	0.71	5.00

	1,045,000

Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	500,000	1.80	$0.65
1.01-2.00	50,000	2.06	1.25
2.01-3.00	210,000	0.67	2.52
3.01-4.00	6,000	1.70	4.00
4.01-5.00	279,000	0.71	5.00

	1,045,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

7. Stock-based compensation (continued):

Termination Agreement:

In 2005 the Company accepted the resignation of a former Chief Executive Officer and member of the Board of Directors. In settlement of all related issues the Company agreed to pay $0.2 million cash and issue 0.8 million shares of common stock in fiscal 2006 as final termination compensation. In return, the former executive forfeited 2.0 million stock options. In this regard, the Company recognized compensation expense in fiscal 2005 of $0.6 million, comprised of $0.2 million cash and $0.4 million Company stock.

8. Income taxes:

The significant income components of the Company’s net deferred total assets as of September 30, 2005 are as follows:

Accrued Compensation	17,000
Other	9,000
Accrued Vacation	47,000
Allowance for Doubtful Accounts	11,000
Inventory Reserves	244,000
Net operating loss carryover	10,184,000
Valuation Allowance	(10,458,000)

Total Deferred Tax Asset	54,000

Intangibles	(54,000)

Total Deferred Tax Liability	(54,000)

Net Deferred Tax Asset	—

The components of the provision (benefit) for income taxes consists of the following:

Current Tax	—
Federal	—
State	—

Total Current	—

Deferred Tax
Deferred	(4,882,000)
Increase in Valuation allowance	4,882,000

Total Deferred	—

Total provision (benefit) for income taxes	—

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

For the tax periods 06/17/2003 through 09/20/2005, the Company is part of a consolidated federal income tax return that includes Accentia Biopharmaceuticals, Inc (“Accentia”). The Company’s income tax provision is calculated on a separate return basis as if the Company was not part of the Accentia consolidated group.

The Company has a federal net operating loss of approximately $26.8 million as of September 30, 2005 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred charge occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOL”) and other deductions which are available to the company. The portion of the NOL’s incurred prior to 06/17/2003 ($3.4 million) are subject to these limitation. As such, these NOL’s are limited to approximately $.2 million per year. NOL’s incurred after 06/17/2003 may also subject to restriction.

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

8. Income taxes (continued):

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year ended September 30,
	2005	2004
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Effect of valuation allowance	38%	38%
Net actual effective rate	—%	—%

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

10. Commitments and contingencies:

Employment agreements:

The Company has employment agreements with certain employees, which extend from 24 to 36 months. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements for the years ended September 30, 2005 and 2006 are approximately $80,000 and $878,000 respectively. In 2005, one employee’s agreement terminated normally, three employees resigned and one employee had their agreements transferred to Accentia. The Company incurred $0.7 million and $0.4 million related to these agreements during fiscal 2005 and 2004, respectively.

Leases:

The Company leases equipment and office and manufacturing space pursuant to several non-cancelable operating leases. The Company leases approximately 33,000 square feet in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility also houses the National Cell Culture Center, which is operated under a grant by the National Institutes of Health which expired in September, 2005. This facility Lease agreement has expired and we continue to occupy this facility on a month to month basis. In April 2005 we amended our current lease in Worcester, Massachusetts whereby we increased our leased space from approximately 14,000 square feet to approximately 17,000 square feet, and included a provision for $0.1 million of leasehold improvement allowance to be paid by the lessor. In addition, we extended our lease term through February 28, 2010.

Rent expense pertaining to these leases was $717,000 and $640,000 for years ended September 30, 2005 and 2004, respectively.

Years ending September 30,
2006	414,000
2007	423,000
2008	438,000
2009	450,000
2010	190,000

$1,915,000

BIOVEST INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

10. Commitments and contingencies (continued):

Cooperative Research and Development Agreement:

In September 2001 Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). Failure to remit these reduced payments will constitute the Company’s unilateral termination of the CRADA and Biovest will lose the rights to commercialize the results of its collaborative research. We have funded the continuing development costs as described above, including the renovation of our Worcester facility to meet FDA requirements. Successful development of the vaccine, if approved by the FDA, from Phase 3 clinical trials through commercialization will commit Biovest to several years of significant expenditures before revenues will be realized, if ever. The agreement expires in September 2009, but may be unilaterally terminated by either party by giving thirty days written notice. Certain termination costs, as defined in the CRADA, will be the Company’s responsibility if the CRADA is terminated.

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

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

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

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments is as follows:

	September 30, 2005
	Cell Culture Products and Services	National Cell Culture Center	Instruments and Disposables	Total
Net revenue	$1,137,000	$894,000	$3,046,000	$5,077,000

	September 30, 2004
Net revenue	$2,265,000	$1,107,000	$2,334,000	$5,706,000

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

Date: January 13, 2006

	By:	/s/ Steven Arikian
Steven Arikian, President, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2006

	By:	/s/ James A. McNulty
James A. McNulty, Chief Financial Officer
(Principal Financial Officer)

S-1