Form 10QSB
period 2005-12-31
BIOVEST INTERNATIONAL INC
filed 2006-02-21
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

At December 31, 2005, there were 80,390,663 shares of the registrant’s Common Stock, $0.01 par value (BVTI:OB), issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)    Yes  ☐    No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash	$195,000	$32,000
Accounts receivable, net of $30,000 allowance for doubtful accounts at December 31, 2005 and September 30, 2005	632,000	531,000
Costs and estimated earnings in excess of billings on uncompleted contracts	30,000	21,000
Inventories	293,000	113,000
Prepaid expenses and other current assets	81,000	54,000

Total current assets	1,231,000	751,000
Property, plant and equipment, net	950,000	874,000
Other assets:
Patents and trademarks, net	401,000	408,000
Goodwill	2,131,000	2,131,000

	$4,713,000	$4,164,000

	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt
Related Party	$—	$1,310,000
Other	701,000	3,088,000
Accounts payable (including $293,000 and $285,000 due to affiliate at December 31, 2005, and September 30, 2005 respectively)	1,749,000	1,636,000
Customer deposits	28,000	112,000
Accrued liabilities:
Compensation and related taxes	838,000	1,146,000
Accrued interest, related party	31,000	—
Other	761,000	628,000
Billings in excess of costs and estimated earnings on uncompleted contracts	146,000	48,000
Due to Related Party	6,174,000	—

Total current liabilities	10,428,000	7,968,000

Long term debt, less current maturities	87,000	1,358,000

Total Liabilities	10,515,000	9,326,000

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 80,390,663 and 77,920,763 issued and outstanding at December 31, 2005 and September 30, 2005; respectively	804,000	779,000
Additional paid-in capital	35,051,000	33,384,000
Accumulated deficit	(41,657,000)	(38,643,000)
Stock subscription receivable	—	(682,000)

Total stockholders’ deficit	(5,802,000)	(5,162,000)

	$4,713,000	$4,164,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,
	2005	2004
Revenues:
Cell culture products and services	$418,000	$313,000
National cell culture center	215,000	248,000
Instrument and disposables	452,000	512,000

Total revenues	1,085,000	1,073,000

Operating costs and expenses:
Cost of sales	603,000	919,000
Inventory write-down	—	319,000
Research and development (including related party costs of $222,000 and $824,000 for the three months ended December 31, 2005 and 2004 respectively)	2,771,000	1,923,000
Marketing, general and administrative	616,000	562,000

Total operating costs and expenses	3,990,000	3,723,000

Loss from operations	(2,905,000)	(2,650,000)

Other income (expense):
Interest expense, net	(109,000)	(104,000)

Net loss	$(3,014,000)	$(2,754,000)

Net loss per common share:
Basic and diluted	$(.04)	$(.07)
Weighted average shares outstanding:
Basic and diluted	78,673,991	38,196,733

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total
Balances at September 30, 2005	77,920,763	$779,000	$33,384,000	$(38,643,000)	$(682,000)	$(5,162,000)

Collection on Stock Subscription Receivable	—	—	—	—	682,000	682,000
Stock-based compensation	—	—	2,000	—	—	2,000
Conversion of accrued expense to equity	800,000	8,000	400,000	—	—	408,000
Conversion of long-term debt to equity	1,669,900	17,000	1,265,000	—	—	1,282,000
Net loss	—	—	—	(3,014,000)	—	(3,014,000)

Balances at December 31, 2005	80,390,663	$804,000	$35,051,000	$(41,657,000)	$—	$(5,802,000)

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Cash flows from operating activities:
Net loss	$(3,014,000)	$(2,754,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	111,000	103,000
Amortization	7,000	30,000
Write-down of inventory	—	319,000
Stock-based compensation	2,000	2,000
Amortization of discounts related to debt	22,000	12,000
Changes in cash resulting from changes in:
Accounts receivable	(101,000)	(436,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,000)	(7,000)
Inventories	(179,000)	(67,000)
Other assets	(27,000)	48,000
Accounts payable and accrued liabilities	293,000	(605,000)
Customer deposits	(85,000)	(4,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	97,000	(37,000)

Net cash flows used in operating activities	(2,883,000)	(3,396,000)

Cash flows from investing activities:
Purchase of property and equipment	(48,000)	(14,000)

Net cash flows used in investing activities	(48,000)	(14,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(21,000)	(44,000)
Proceeds from stock subscription receivable	682,000	3,323,000
Advances from Accentia	2,433,000	—

Net cash flows from financing activities	3,094,000	3,279,000

Net change in cash	163,000	(131,000)

Cash at beginning of period	32,000	204,000

Cash at end of period	$195,000	$73,000

Supplemental disclosure of cash flow information:

Non-cash financing activites:
Conversion of notes payable and accrued interest to equity(1)	$(5,023,000)	$—
Issuance of Common Stock to retire convertible debt(1)	1,282,000	—
Advances from Accentia to retire convertible debt into Accentia stock(1)	3,741,000	—
Issuance of stock to satisfy accrued expense	408,000
Cash paid for interest during period	$1,000	$65,000

(1)	See Note 7.

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on the development of personalized therapeutic anti-cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which is named BiovaxID™. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine. In April, 2004, the Investigational New Drug application (“IND”) for BiovaxID ™ was transferred to the Company from the NCI.

The Company is also developing an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of BiovaxID vaccine. The Company believes that this instrument will facilitate commercial production of BiovaxID following approval, if and when it is obtained. Further, the Company anticipates commercially marketing the automated instrument.

The Company manufactures instruments and disposables used in the hollow fiber production of cell culture products. Hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using the unique capability, expertise and proprietary advancements in cell production process known as hollow fiber perfusion.

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

Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

Goodwill:

Goodwill is tested for impairment annually or whenever there is an impairment indicator. The Company has not recorded any impairment losses as a result of these evaluations.

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

Net income (loss) per common share:

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. (See Note 9 for additional information.)

New accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the Company as of October 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The Company does not anticipate that adoption of this standard will have a significant impact on its results from operations and cash flows in the future.

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

	Three months ended December 31,
	2005	2004
Net loss, as reported	$(3,014,000)	$(2,754,000)
Employee Stock-based compensation, as reported	$2,000	$2,000
Employee Stock-based compensation under fair value method	$(39,000)	$(54,000)

Pro-forma net loss under fair value method	$(3,051,000)	$(2,806,000)

Basic net loss per share, as reported	$(0.04)	$(0.07)

Pro-forma net loss per share under fair value method	$(0.04)	$(0.07)

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company.

Cell culture contract revenues are recognized based upon the percentage of completion method, whereby revenues are recorded based upon the percentage of actual costs incurred to date of total estimated contract costs. Contract costs related to cell culture production include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. We believe that actual costs incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather driven by a pre-determined production run. The duration of our cell culture production contracts range typically from 2 to 14 months.

3. Liquidity and management plans:

During the three months ended December 31, 2005 the Company incurred a net loss of approximately $3 million. At December 31, 2005 the Company had an accumulated deficit of approximately $42.0 million and working capital deficit of approximately $9.2 million. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2005, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2005, the Company received advances of $2.5 million from Accentia, which included the balance of Accentia’s obligation pursuant to the stock subscription receivable, and which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. The advances in this quarter increased the aggregate amount advanced by Accentia against subsequently required payments under the Investment Agreement to $10 million which is represented by a Secured Line of Credit Promissory Note. The Company’s total advances in excess of the $20 million investment agreement is $6.2 million, consisting of cash loans, payments directly to third parties and allocated inter-company expenses, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003, as described below. The $6.2 million is evidenced by inter-company demand promissory notes.

During the three months ended December 31, 2005, the holders of $1.0 million of convertible debentures issued by the Company prior to June, 2003 converted $1.0 million in principal and $0.3 million in accrued interest due under the convertible debentures in 2006 and 2007, into 1,669,900 shares of the Company’s common stock. In addition, $3.0 million of other convertible debentures issued by the Company prior to June, 2003 together with $0.7 million in accrued interest were converted in accordance with their terms into 494,030 shares of Accentia common stock. As a result, the Company owes Accentia $3.7 million which is evidenced by an inter-company demand promissory note, and is included in the total of $6.2 million.

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in laboratory equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon FDA approval of the vaccine. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

Management expects to continue to meet its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), debt and equity financings and by managing its accounts payable. While Accentia may make additional advances in the exercise of its discretion, Accentia has advised the Company that it expects the Company to seek and rely upon third party debt and equity financing to support its ongoing financial requirements. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally Accentia has loaned the Company an additional $6.2 million through December 31, 2005, including the inter-company demand loans discussed above. Our ability to continue present operations and meet obligations for vaccine development under the CRADA agreement is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all.

4. Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. One customer accounted for 11% of revenues for the three months ended December 31, 2005. Two additional customers accounted for approximately 14% and 15% of the Company’s trade accounts receivable balance at December 31, 2005, respectively.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 21% of revenues for the three months ended December 31, 2005, compared to 36% for the same period in 2004. For the three months ended December 31, 2005, no single country’s sales exceeded 10% of revenues, compared to the same period in fiscal 2004 whereby two countries’ sales accounted for 16% and 11% of total revenues, respectively.

5. Inventories:

Inventories consist of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
Finished goods	$199,000	$36,000
Work-in-process	34,000	36,000
Raw materials	60,000	41,000

	$293,000	$113,000

6. Property and Equipment:

At December 31, 2005 and September 30, 2005, property and equipment consisted of the following:

	December 31, 2005	September 30, 2005
Furniture and fixtures	$75,000	$69,000
Leasehold improvements	643,000	491,000
Machinery and equipment	1,605,000	1,574,000

Less accumulated depreciation and amortization	(1,373,000)	(1,260,000)

	$950,000	$874,000

7. Long-term debt:

Long-term debt consists of the following at December 31, 2005:

Convertible note payable, former legal counsel; principal due in installments through June 2006; interest at 7% due upon maturity. Collateralized by certain assets; net of unaccreted value of beneficial conversion feature.	438,000
Notes payable, 2001 bridge financing, interest at 7.5%; due in 2006; convertible into common stock at $1.00 per share.	32,000
Notes payable, 2000 bridge financing, interest at 10%; due in 2006; convertible into common stock at $1.00 per share.	175,000
Other	88,000
Long-term accrued interest	55,000

788,000
Less current maturities	(701,000)

Long-term portion of notes payable	$87,000

Future maturities of long-term debt is as follows at December 31, 2005:

12 months ended December 31,
2006	$701,000
2011	87,000

Total maturities	$788,000

Convertible Debt:

As of December 1, 2005, nine holders caused $1.0 million in principal and $0.3 million in accrued interest under convertible debentures into 1,669,900 shares of the Company’s common stock, and five note holders elected to convert $3.0 million in principal and $0.7 million in accrued interest under convertible debentures to be converted into 494,031 shares of Accentia common stock. As a result of the conversion into shares of the Company’s common stock, $1.3 million was credited to stockholders equity. As a result of the conversion to Accentia common stock, the Company has incurred a liability of $3.7 million which is reflected in Due to Related Party in the accompanying December, 2005 Balance Sheet.

8. Income taxes:

No provision for income taxes has been recorded for the three months ended December 31, 2005 and 2004 due to the losses incurred during the periods. At December 31, 2005, the Company has net operating loss carryforwards of approximately $29.9 million available to offset future taxable income, which will begin to expire in 2020.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset valuation allowance of $11.6 million, which fully offsets all deferred tax assets.

9. Net loss per common share:

The Company had net losses for all periods presented. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options and warrants, and convertible securities. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all options outstanding is anti-dilutive.

The following table sets forth the calculations of basic and diluted net loss per share:

	Three months ended December 31,
	2005	2004
Numerator:
Net loss	$(3,014,000)	$(2,754,000)

Denominator:
For basic loss per share – weighted average shares	78,673,991	38,196,733
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	78,673,991	38,196,733

Net loss per share, basic and dilutive	$(0.04)	$(0.07)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows at December 31, 2005:

Options and warrants to purchase common stock	4,811,100
Shares issuable for convertible debt	2,090,236

10. Due to Related Party:

Due to Related Party are two secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at prime as defined. As of December 31, 2005, net Due to Related Party consisted of the following:

Working capital cash advances and allocated inter-company charges	$2,433,000
Amounts due from notes payable converted into Accentia stock	3,741,000

$6,174,000

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

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments for the respective three month periods are as follows:

	Three months ended December 31,
	2005	2004
Cell Culture Products and Services	$418,000	$313,000
National Cell Culture Center	215,000	248,000
Instruments and Disposables	452,000	512,000

Total revenues	$1,085,000	$1,073,000

12. Commitments and contingencies:

Settlement in connection with termination of employment:

In December, 2005 the Company settled all matters relating to the termination of employment of its former Chief Executive Officer and director by issuing 800,000 shares of the Company’s unregistered common stock. This stock issuance was in consideration of the surrender of approximately 2.0 million options issued in connection with his employment agreement dated June 17, 2003, of which 1.5 million options had vested. In addition, the Company agreed to pay this former officer and director $0.2 million in bi-weekly installments at the same rate as his 2005 compensation. The Company accrued all costs of the settlement as of September 30, 2005 as compensation expense.

Legal proceedings:

There was a pending matter of litigation at December 31, 2005, which was settled in February 2006 as further described below. Other than the foregoing, the Company is not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on the Company’s business, assets, or results of operations. However, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance. Management believes that these proceedings will not have a material adverse effect on the financial statements.

13. Subsequent event:

In February 2006, the Company entered into a settlement agreement of all claims arising from the litigation filed by Dr. Robert Pfeffer, which had been pending in the United States District Court for the Southern District of New York. The Company has agreed to pay Dr. Pfeffer a total of $0.2 million, payable by Promissory Note in 16 equal monthly installments commencing on March 1, 2006, in full satisfaction of any and all claims to compensation made by Dr. Pfeffer, and the parties have exchanged mutual general Releases. The settlement amount coincides with the amount that the Company had previously recorded.

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

We manufacture instruments and disposables used in the hollow fiber production of cell culture products. Our hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We are developing an automated cell production instrument, AutovaxID, which we plan to use in the production of BiovaxID vaccines and to market on a commercial basis.

We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. For more than fourteen years we have been designated by the National Institutes of Health as the National Cell Culture Center (“NCCC”); although this grant expired without renewal in September, 2005, we have resubmitted our renewal grant application and NIH has approved interim funding of the NCCC activities at a reduced level through June 30, 2006 while the renewal decision is pending.

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

Results of Operations

Revenues. Total revenues of $1.1 million for the three months ended December 31, 2005 were comparable to the same period in 2004. Revenues from contract cell culture production and services increased by $0.1 million or 34% to $0.4 million from $0.3 million for the three months ended December 31, 2005 compared to the same periods in 2004. This modest increase is attributable to typical quarterly business fluctuations. Revenue from the National Cell Culture Center (“NCCC”) and instrument-related revenues changed insignificantly from the first three months of fiscal 2005 compared to the first three months of fiscal 2004. The lack of adequate working capital in Biovest prior to Accentia’s investment had a negative impact on Biovest sales and Biovest continues to be significantly impacted by the lack of marketing and customer activities in prior periods, and the Company’s focus on the BiovaxID project has continued to require resources that would have been utilized in the core business had the focus not changed.

Gross Margin. The overall gross margin increased for the first quarter of fiscal year 2005 from (15%) to 44% compared to the same period in fiscal 2004. The increases in margin are primarily the result of more optimal product mix, improved production results, and an inventory write-down in fiscal 2004 of $0.3 million.

Operating Expenses. Research and development expenses for the three months ended December 31, 2005 related to the vaccine increased 44% or $0.8 million compared the first three months ended December 31, 2004. These costs relate to vaccine production supporting the on-going clinical trial and design engineering expense associated with designing a potentially more efficient and commercially scaleable prototype bioreactor for vaccine production. Marketing, general and administrative expenses increased $0.1 million for the first three months of fiscal 2005 compared to the same period in fiscal 2004. The increase is attributed primarily to the timing of billed professional fees.

Interest Expense. Other expense consists of interest expense on the Company’s long-term debt, and short-term loans from affiliates. Interest income is nominal in both periods.

Liquidity and Capital Resources

During the three months ended December 31, 2005 the Company incurred a net loss of approximately $3 million. At December 31, 2005 the Company had an accumulated deficit of approximately $42.0 million and working capital deficit of approximately $9.2 million. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2005 citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2005, the Company received advances of $2.5 million from Accentia, which included the balance of Accentia’s obligation pursuant to the stock subscription receivable, and which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. The advances in this quarter increased the aggregate amount advanced by Accentia against subsequently required payments under the Investment Agreement to $10 million which is represented by a Secured Line of Credit Promissory Note. The Company’s total advances in excess of the $20 million investment agreement is $6.2 million, consisting of cash loans, payments directly to third parties and allocated inter-company expenses, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003, as described below. The $6.2 million is evidenced by inter-company demand promissory notes.

During the three months ended December 31, 2005, the holders of $1.0 million of convertible debentures previously issued by the Company converted $1.0 million in principal and $0.3 million in accrued interest due under the convertible debentures in 2006 and 2007, into 1,669,900 shares of the Company’s common stock. In addition, $3.0 million of other convertible debentures issued by the Company together with $0.7 million in accrued interest were converted in accordance with their terms into 494,030 shares of Accentia common stock. As a result, the Company owes Accentia $3.7 million which is evidenced by an inter-company demand promissory note, and is included in the total of $6.2 million.

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon approval. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

Our ability to continue our present operations and meet our obligations for vaccine development under the CRADA agreement is dependent upon our ability to obtain significant external funding. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally Accentia has loaned the Company an additional $6.2 million through December 31, 2005, including the inter-company demand loans discussed above. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all.

Fluctuations in Operating Results

The Company’s operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by the Company’s customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of orders and the introduction of new products or processes by the Company. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods. Further, because our focus is now highly concentrated on the development of BiovaxID, including the designing of a commercially scaleable prototype of our AutovaxID, we expect our revenues in our core business of cell culture manufacturing and services to continue to decline.

Potential Dilutive Effect of Outstanding Stock Rights

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These Stock Rights are described in footnote 5 and footnote 7 to our Financial Statements for the fiscal year ended September 30, 2005, which were filed as part of our 10-KSB. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of such Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of any such Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Accentia declined to exercise its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through December 31, 2005, and as such, its percentage of ownership has declined to approximately 79% as of December 31, 2005. Before giving effect to Accentia’s First Right of Refusal option, the fully-diluted capital structure is summarized as follows:

Shares Issued and Outstanding at December 31, 2005	80,390,663
Options	3,816,100
Warrants	995,000
Convertible Notes	2,090,236

Total	87,291,999

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in our internal control over financial reporting in the first three months of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There was a pending matter of litigation at December 31, 2005 involving Dr. Robert Pfeffer. In February 2006, we entered into a settlement agreement of all claims arising from the litigation filed by Dr. Pfeffer, which had been pending in the United States District Court for the Southern District of New York. We have agreed to pay Dr. Pfeffer a total of $0.2 million, payable by Promissory Note in 16 equal monthly installments commencing on March 1, 2006, in full satisfaction of any and all claims to compensation made by Dr. Pfeffer, and the parties have exchanged mutual general Releases.

From time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance. Management believes that these proceedings will not have a material adverse effect on our business or on the financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended December 31, 2005, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1. On September 30, 2005, we entered into agreements with fourteen holders of outstanding Secured Convertible Promissory Notes (the “Notes”) providing for the modification of the terms of their respective Notes. These fourteen holders collectively represent $5.0 million of the total $5.7 million in aggregate principal and accrued but unpaid interest under the Notes outstanding as of September 30, 2005. Under the modifications to the Notes, the fourteen note holders agreed that their Notes, including interest thereunder, would automatically convert into our common stock on the earlier of (i) December 1, 2005 or (ii) 30-days after an initial public offering by Accentia Biopharmaceuticals, Inc., which holds approximately 78% of the outstanding common stock of our company. However, this automatic conversion was conditioned on the continued quotation of our common stock on the OTC Bulletin Board as of the date of conversion and on the failure of the note holder to convert his or her respective Note into Accentia common stock prior to the automatic conversion date. The Notes held by these fourteen note holders were convertible into either our common stock or Accentia common stock, at the option of the holder. As of December 1, 2005, 9 of these note holders allowed their notes to be converted into our common stock, and 5 note holders elected to convert their note balances into Accentia common stock. As a result, on December 1, 2005, in connection with the foregoing agreements we issued 1,669,900 shares of common stock to these note holders.

2. On December 8, 2005, we issued 800,000 shares of common stock to our former CEO and Director, as part of a termination compensation agreement, partially in consideration of the cancellation of all outstanding vested options previously issued to him.

3. We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 1-2 above by virtue of Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering.

ITEM 5. OTHER EVENTS

The National Institutes of Health (“NIH”) grant in the approximate amount of $1.0 million, which has funded a substantial part of the budget for our National Cell Culture Center (“NCCC”) located in our Minneapolis location was not renewed after September 1, 2005. We resubmitted an application to the NIH in October 2005, however no assurance can be given as to the outcome of this submission. Pending the outcome of the submission, NIH has approved reduced grant-related payments to the Company, and we have reduced our staffing level and other costs associated with the NCCC.

Pursuant to the settlement agreement with our former CEO and Chairman, Dr. Stephane Allard, Dr. Allard tendered his resignation as our director in December 2005, effective as of September 23, 2005.

ITEM 6. EXHIBITS AND REPORTS

(a)	Exhibits

10.1	Termination Compensation Agreement between registrant and Dr. Stephane Allard

10.2	Employment Agreement between registrant and Carl Cohen, Ph.D.

10.3	Engagement Agreement dated January 7, 2006 between registrant and Investor Relations Group, Inc.

10.4	Warrant dated January 7, 2006 from registrant to Investor Relations Group, Inc.

10.5	Settlement Agreement dated February 13, 2006 between registrant and Dr. Robert Pfeffer

10.6	Promissory Note dated February 13, 2006 between registrant and Dr. Robert Pfeffer

10.7	Release from Dr. Robert Pfeffer to registrant

10.8	Release from registrant to Dr. Robert Pfeffer

10.9	Incentive Stock Option Grant dated February 10, 2006 from registrant to Carl Cohen, Ph.D.

10.10	Incentive Stock Option Grant dated February 10, 2006 from registrant to James McNulty, CPA

10.11	Incentive Stock Option Grant dated February 10, 2006 from registrant to Samuel Duffey, Esq.

10.12	Incentive Stock Option Grant dated February 10, 2006 from registrant to Steven Arikian, M.D.

10.13	Incentive Stock Option Grant dated February 10, 2006 from registrant to David Moser

10.14	Incentive Stock Option Grant dated February 10, 2006 from registrant to Robert Weiss

10.15	Incentive Stock Option Grant dated February 10, 2006 from registrant to Angelos Stergiou M.D

10.16	Secured Promissory Note Dated December 1, 2005 from the registrant to Accentia Biopharmaceuticals, Inc.

10.17	Secured Promissory Note Dated December 31, 2005 from the registrant to Accentia Biopharmaceuticals, Inc.

31.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

31.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

32.1	Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302.

32.2	Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated October 6, 2005

Current Report on Form 8-K dated December 1, 2005

Current Report on Form 8-K dated December 9, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 21, 2006	/s/ Dr. Steven Arikian
Dr. Steven Arikian
Chairman and Chief Executive Officer

Date: February 21, 2006	/s/ James A. McNulty
James A. McNulty
Chief Financial Officer