Form 10QSB
period 2006-03-31
BIOVEST INTERNATIONAL INC
filed 2006-05-22
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section, 12, 13, 05 15(d) of the Exchange Act after the distribution of securities under the plan confirmed by the court.    Yes  ☒    No  ☐

At March 31, 2006, there were 80,390,663 shares of the registrant’s Common Stock, $0.01 par value (BVTI:OB), issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)    Yes  ☐    No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2006 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash	$235,000	$32,000
Restricted Cash	7,799,000	—
Accounts receivable, net of $30,000 allowance for doubtful accounts at March 31, 2006 and September 30, 2005	763,000	531,000
Costs and estimated earnings in excess of billings on uncompleted contracts	68,000	21,000
Inventories	257,000	113,000
Prepaid expenses and other current assets	129,000	54,000

Total current assets	9,251,000	751,000
Property, plant and equipment, net	888,000	874,000
Other assets:
Construction in process	72,000	—
Patents and trademarks, net	393,000	408,000
Goodwill	2,131,000	2,131,000

	$12,735,000	$4,164,000

	March 31, 2006 (Unaudited)	September 30, 2005 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$—	$1,310,000
Other	1,551,000	3,088,000
Accounts payable (including $0.4 million and $0.3 million due to affiliate at March 31, 2006, and September 30, 2005 respectively)	1,815,000	1,636,000
Customer deposits	26,000	112,000
Accrued liabilities:
Compensation and related taxes	996,000	1,146,000
Other	890,000	628,000
Billings in excess of costs and estimated earnings on uncompleted contracts	51,000	48,000
Due to related party	8,193,000	—

Total current liabilities	13,522,000	7,968,000

Long term debt, less current maturities	2,399,000	1,358,000

Total liabilities	15,921,000	9,326,000

Commitments and contingencies (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 80,390,663 and 77,920,763 issued and outstanding at March 31, 2006 and September 30, 2005; respectively	804,000	779,000
Additional paid-in capital	40,446,000	33,384,000
Accumulated deficit	(44,436,000)	(38,643,000)
Stock subscription receivable	—	(682,000)

Total stockholders’ deficit	(3,186,000)	(5,162,000)

	$12,735,000	$4,164,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Revenues:
Cell culture products and services	$308,000	$323,000	$726,000	$636,000
National cell culture center	275,000	279,000	491,000	527,000
Instrument and disposables	1,706,000	935,000	2,157,000	1,447,000

Total revenues	2,289,000	1,537,000	3,374,000	2,610,000

Operating costs and expenses:
Cost of sales	1,235,000	1,015,000	1,838,000	1,934,000
Inventory write-down	—	31,000	—	350,000
Research and development	2,570,000	2,327,000	5,341,000	4,250,000
General and administrative	1,102,000	650,000	1,718,000	1,212,000

Total operating costs and expenses	4,907,000	4,023,000	8,897,000	7,746,000

Loss from operations	(2,618,000)	(2,486,000)	(5,523,000)	(5,136,000)

Other income (expense):
Interest expense, net	(161,000)	(100,000)	(270,000)	(204,000)
Other expense	—	—	—	—

	(161,000)	(100,000)	(270,000)	(204,000)

Net loss	$(2,779,000)	$(2,586,000)	$(5,793,000)	$(5,340,000)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	80,390,663	47,466,468	79,522,895	42,780,668

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2006

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total
Balances at September 30, 2005	77,920,763	$779,000	$33,384,000	$(38,643,000)	$(682,000)	$(5,162,000)

Collection on Stock Subscription Receivable	—	—	—	—	682,000	682,000
Employee stock-based compensation	—	—	497,000	—	—	497,000
Conversion of accrued expense to equity	800,000	8,000	400,000	—	—	408,000
Conversion of long-term debt to equity	1,669,900	17,000	1,265,000	—	—	1,282,000
Warrant issued for services rendered	—	—	82,000	—	—	82,000
Warrant issued to note holder	—	—	4,818,000	—	—	4,818,000

Net loss	—	—	—	(5,793,000)	—	(5,793,000)

Balances at March 31, 2006	80,390,663	$804,000	$40,446,000	$(44,436,000)	$—	$(3,186,000)

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Cash flows from operating activities:
Net loss	$(5,793,000)	$(5,340,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	223,000	209,000
Amortization	15,000	61,000
Write-down of inventory	—	350,000
Stock-based compensation	517,000	3,000
Amortization of discounts related to debt	29,000	25,000
Amortization of deferred rent	(11,000)	—
Additional legal settlement costs recorded as Note payable	7,000	—
Changes in cash resulting from changes in:
Accounts receivable	(232,000)	(867,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(47,000)	51,000
Inventories	(143,000)	(82,000)
Other assets	(12,000)	(5,000)
Accounts payable and accrued liabilities	974,000	(670,000)
Customer deposits	(87,000)	(8,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,000	(82,000)

Net cash flows used in operating activities	(4,557,000)	(6,355,000)

Cash flows from investing activities:
Purchase of property and equipment	(309,000)	(53,000)

Net cash flows used in investing activities	(309,000)	(53,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(65,000)	(125,000)
Proceeds from stock subscription receivable	682,000	6,368,000
Advances from Accentia	4,452,000	—

Net cash flows from financing activities	5,069,000	6,243,000

Net change in cash	203,000	(165,000)

Cash at beginning of period	32,000	204,000

Cash at end of period	$235,000	$39,000

Supplemental disclosure of cash flow information:

Non-cash financing:
Conversion of notes payable and accrued interest to equity (Note 8)	$(5,023,000)	$—
Issuance of Common Stock to retire convertible debt (Note 8)	1,282,000	—
Restricted cash proceeds from long-term note payable (Note 3)	7,799,000	—
Issuance of Warrant (Discount on Note payable) (Note 3)	(4,818,000)	—
Issuance of note payable, net of discount (Note 3)	(2,981,000)	—
Amount due to Accentia for debt converted into Accentia stock (Note 8)	3,741,000	—
Issuance of long-term debt, originally recorded as accrued expense	200,000	—
Stock issued for payment of expenses	408,000	—
Stock compensation as prepaid expense	62,000
Cash paid for interest during period:	$44,000	$136,000

The accompanying footnotes are an integral part of these condensed financial statements.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on the development of personalized therapeutic anti-cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which is named BiovaxID™. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (“NCI”) regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID was transferred to the Company from the NCI.

The Company has developed an automated cell culture instrument, called AutovaxID™, which reduces the manpower and production space requirements and costs associated with the production of BiovaxID vaccine. This instrument will facilitate more efficient commercial production of BiovaxID following approval, if and when it is obtained. Further, the Company anticipates commercially marketing the automated instrument in late calendar 2006, with delivery of instruments in early calendar 2007.

The Company manufactures instruments and disposables used in hollow fiber production of cell culture products. Hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using the unique capability, expertise and proprietary advancements in cell production process known as hollow fiber perfusion.

2. Significant accounting policies:

Basis of presentation:

The accompanying unaudited condensed financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements.

Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

Net income (loss) per common share:

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. (See Note 10 for additional information.)

New accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore results for prior periods have not been restated.

The adoption of SFAS No. 123(R) lowered net income by approximately $0.5 million for the three months ended March 31, 2006, compared to continued accounting for share-based compensation using the intrinsic value method under APB No. 25, Accounting For Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the period ended March 31, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

Six Months Ended, March 31, 2005
Net loss, as reported	$(5,340,000)

Stock-based compensation, as reported	$3,000

Stock-based compensation under fair value method	$(110,000)

Pro-forma net loss under fair value method	$(5,447,000)

Basic net loss per share, as reported	$(.12)

Pro-forma net loss per share under fair value method	$(.13)

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

3. Liquidity and management plans:

During the six months ended March 31, 2006 the Company incurred a net loss of approximately $5.8 million. At March 31, 2006 the Company had an accumulated deficit of approximately $44.5 million and working capital deficit of approximately $4.3 million. The Company has been meeting its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2005, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Advances to us by Accentia

During the six months ended March 31, 2006, the Company received advances of $8.8 million from Accentia, which included the balance of Accentia’s obligation pursuant to the stock subscription receivable ($0.7 million), and which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. The advances in this six month period increased the aggregate amount advanced by Accentia against subsequently required payments under the Investment Agreement to $10 million which is represented by a Secured Line of Credit Promissory Note. The Company’s total advances in excess of the $20 million investment agreement is $8.2 million, consisting of cash loans, payments directly to third parties and allocated inter-company expenses, accrued interest of $0.2 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003, as described below. The $8.2 million is evidenced by inter-company demand promissory notes.

Conversion of convertible notes to Accentia Common Stock

During the first three months of fiscal 2006, the holders of $1.0 million of convertible debentures issued by the Company prior to June 2003 converted $1.0 million in principal and $0.3 million in accrued interest due under the convertible debentures in 2006 and 2007, into 1,669,900 shares of the Company’s common stock. In addition, $3.0 million of other convertible debentures issued by the Company prior to June 2003 together with $0.7 million in accrued interest were converted in accordance with their terms into 494,030 shares of Accentia common stock. As a result, the Company owes Accentia $3.7 million which is evidenced by an inter-company demand promissory note, and is included in the total amount of indebtedness of $8.2 million.

Laurus transaction to facilitate New Market Tax Credit

On March 31, 2006, the Company closed a financing transaction with Laurus Master Fund, Ltd (“Laurus”), a Cayman Islands corporation, whereby Laurus purchased from the Company a secured promissory note in the principal amount of $7.8 million and a warrant to purchase up to 18,087,889 shares of the Company’s common stock at an exercise price of $.01 per share. The proceeds of the transaction were placed in a restricted account and partially facilitated the New Markets Tax Credit transaction further described in Note 14. On April 26, 2006, the Company consummated a transaction that qualified for release of $2.5 million of the restricted funds, as further described in Note 14.

Phase 3 Clinical Trial and planned commercialization expenditures

Continued development activities related to the vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While the Company pursues FDA approval of the vaccine, the Company plans to make significant investments in laboratory equipment, including the development of automated cell production instruments, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon FDA approval of the vaccine. Accordingly, the Company anticipates that expenditures related to vaccine and equipment development and commercialization will increase significantly over those experienced in the past. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on the ability to continue to develop the vaccine and prepare for its planned commercialization.

Additional expected financing activity

Management expects to continue to meet its cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), debt and equity financings and by managing its accounts payable. While Accentia may make additional advances in the exercise of its discretion, Accentia has advised the Company that it expects the Company to seek and rely upon third party debt and equity financings to support its ongoing financial requirements. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company an additional $8.2 million through March 31, 2006, including the inter-company demand loans discussed above. Our ability to continue present operations and meet obligations for vaccine development under the CRADA agreement is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all.

4. Concentrations of credit risk:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. One customer accounted for 27% of revenues and 34% of trade accounts receivable for the six months ended March 31, 2006. An additional customer accounted for 15% of the trade accounts receivable balance at March 31, 2006.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 18% of revenues for the six months ended March 31, 2006, compared to 41% for the same period in 2005. For the six months ended March 31, 2006, no single country’s sales exceeded 10% of revenues, compared to the same period in fiscal 2005 whereby two countries’ sales accounted for 16% and 14% of total revenues, respectively.

5. Inventories:

Inventories consist of the following at March 31, 2006 and September 30, 2005:

	March 31, 2006	September 30, 2005
Finished goods	$ 37,000	$ 36,000
Work-in-process	95,000	36,000
Raw materials	125,000	41,000

	$257,000	$113,000

6. Restricted cash:

Restricted cash consists of proceeds from the Laurus transaction discussed in Note 3. Such proceeds are being held in escrow pending completion of additional anticipated New Market Tax Credit transactions discussed in Note 14.

7. Property and Equipment:

At March 31, 2006 and September 30, 2005, property and equipment consisted of the following:

	March 31, 2006	September 30, 2005
Furniture and fixtures	$75,000	$69,000
Leasehold improvements	653,000	491,000
Machinery and equipment	1,639,000	1,574,000
Less accumulated depreciation and amortization	(1,479,000)	(1,260,000)

	$888,000	$874,000

8. Long-term debt:

Long-term debt consists of the following at March 31, 2006:

Note payable, Laurus Master Fund; prime plus 2% (9% min.), interest-only payments through May, 2006; thereafter monthly principal payments as defined based on the balance of released funds; balance due March 2009; has unaccreted value of attached warrant of $4,818,000* (Notes 3 and 14)	7,799,000
Convertible note payable, former legal counsel; principal due in installments through June 2006; interest at 7% due upon maturity; paid in April, 2006 at discount; collateralized by certain assets; has unaccreted value of beneficial conversion feature of $5,000.	451,000
Notes payable, interest at 10%; due in 2006; convertible into common stock at $1.00 per share.	175,000
Other	88,000
Note Payable, other (note 13)	195,000
Long-term accrued interest	65,000

8,773,000
Less current maturities	(1,551,000)
Less discount due to fair value of beneficial conversion features and warrant issuance	(4,823,000)

Long-term portion of notes payable	$2,399,000

Future cash payments without regard to discounts of long-term debt is as follows at March 31, 2006:

12 months ended March 31,
2007	$2,677,000
2008	2,767,000
2009	3,241,000
2010	88,000

$8,773,000

*	fair value of warrant computed using Black-Scholes model and parameters consistent with historical assumptions.

Convertible Debt:

As of December 1, 2005, nine convertible note holders converted $1.0 million in principal and $0.3 million in accrued interest under convertible debentures into 1,669,900 shares of the Company’s common stock, and five note holders elected to convert $3.0 million in principal and $0.7 million in accrued interest into 494,031 shares of Accentia common stock. As a result of the conversion into shares of the Company’s common stock, $1.3 million was credited to stockholders’ equity. As a result of the conversion to Accentia common stock, the Company has incurred a liability of $3.7 million which is reflected in Due to Related Party in the accompanying March 31, 2006 balance sheet.

9. Income taxes:

No provision for income taxes has been recorded for the three and six months ended March 31, 2006 and 2005 due to the losses incurred during the periods. At March 31, 2006, the Company has net operating loss carryforwards of approximately $32.6 million available to offset future taxable income, which will begin to expire in 2020.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset valuation allowance of $12.6 million, which fully offsets all deferred tax assets.

10. Net loss per common share:

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

The following table sets forth the calculations of basic and diluted net loss per share:

	Six months ended March 31,
	2006	2005
Numerator:
Net loss	$(5,793,000)	$(5,340,000)
Denominator:
For basic loss per share – weighted average shares	79,522,895	42,780,668
Effect of dilutive securities	—	—
Weighted average shares for dilutive loss per share	79,522,895	42,780,668
Net loss per share, basic and dilutive	$(0.07)	$(0.12)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows at March 31, 2006:

Options and warrants to purchase common stock including potential exercise of Accentia’s first right of refusal	29,954,330
Shares issuable for convertible debt including potential exercise of Accentia’s first right of refusal	11,006,316

11. Due to Related Party:

Due to Related Party includes two secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at prime. As of March 31, 2006, net Due to Related Party consisted of the following:

Working capital cash advances, allocated inter-company charges, and accrued interest	$4,452,000
Amounts due associated with conversion of notes payable into Accentia stock	3,741,000

$8,193,000

12. Segment information:

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

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments for the respective periods are as follows:

	Three Months ended March 31,		Six Months ended March 31,
	2006	2005	2006	2005
Cell Culture Products and Services	$308,000	$323,000	$726,000	$636,000
National Cell Culture Center	275,000	279,000	491,000	527,000
Instruments and Disposables	1,706,000	935,000	2,157,000	1,447,000

Total revenues	$2,289,000	$1,537,000	$3,374,000	$2,610,000

13. Commitments and contingencies:

Legal proceedings:

In February 2006, the Company entered into a settlement agreement of all claims arising from litigation which had been pending in the United States District Court for the Southern District of New York. The Company has agreed to pay the plaintiff a total of $0.2 million, payable by Promissory Note in 16 equal monthly installments commencing on March 1, 2006, in full satisfaction of any and all claims to compensation, and the parties have exchanged mutual general releases. The settlement amount coincides with the amount that the Company had previously accrued.

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

14. Subsequent events:

New Market Tax Credit Financing

On April 26, 2006, the Company through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Market Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002, which are intended to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. Biovax’s Plant (as defined below) is presently located in a qualifying census tract.

In the Transaction, Biovax entered into a Convertible Loan Agreement where Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11.5 million (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013 and is described in more detail below. The following parties were involved in the Transaction: Biovax, Accentia Biopharmaceuticals, Inc. (“Accentia”), Biolender, LLC (“Biolender”), Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus Master Fund, Ltd. (“Laurus”).

Under an Asset Purchase Agreement dated as of April 18, 2006, the Company transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worchester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant (the “Leasehold”) to Biovax, a wholly-owned subsidiary of the Company. As full purchase price for the Equipment, Biovax paid to the Company $1.5 million and assumed certain liabilities of the Company, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, the Company is required to treat the advance as unrestricted and non-segregated funds provided that the Company shall use the funds to make all required lease payments. Finally, Biovax also hired all employees of the Company that were related to the vaccine manufacturing business and assumed responsibility for their employees’ benefits.

In contemplation of the Transaction, the Company and its parent Accentia, formed Biolender, LLC as a Delaware limited liability company. On April 27, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for the benefit of the Company. In addition, on April 27, 2006, Accentia, the majority shareholder in the Company, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender are allocated to Accentia until Accentia receives the return of its capital contribution and then to Biovest until Biovest receives the return of its capital contribution and then proportionately between Accentia and Biovest. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by the Company and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for $6 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank.

Upon the completion of the funding of Biolender by the Company and Accentia and receipt of $3.6 million from USBCIC via an equity investment in the Leverage Fund, Biolender and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender made a loan to the Leverage Fund in the principal amount of $8.5 million (the “Leverage Loan”), evidenced by a promissory note dated as of April 25, 2006 payable from the Leverage Fund to Biolender (the “Leverage Note”). The Leverage Note becomes due on October 27, 2013. Biovax Investment Corporation (“Biovax IC”) also contributed an equity investment of $100 as the Leverage Fund manager in return for a .01% ownership interest.

Interest on the Leverage Loan accrues on the outstanding principal amount of the Leverage Loan at the rate of 5.18% per annum, non-compounding, commencing on April 25, 2006 until October 27, 2013; and shall be payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable in arrears on May 1, 2006 and continuing on the first day of each calendar month thereafter until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. All interest on the Leverage Loan shall accrue based on the actual number of days elapsed and calculated based on a year of three hundred and sixty (360) days.

The outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest, is due on maturity as follows (i) in cash in the amount of the outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest thereon, if the Leverage Fund received cash distributions from Telesis CDE on October 27, 2013 from loan repayments of Biovax to Telesis CDE, or (ii) in shares of common stock of the Company, if the Leverage Fund received shares of common stock from Telesis CDE on October 27, 2013. The number of shares payable shall be determined by dividing the outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest thereon, by the conversion price as set forth in the CDE Loan.

The Leverage Fund then contributed equity to Telesis CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of the Leverage Fund’s interest in Telesis CDE has been pledged to Biolender as collateral for the Leverage Note.

The proceeds of the QEI Contribution were used by Telesis CDE to fund the CDE Loan to Biovax, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. Biovax business is conducted within a United States population census tract which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required Biovax to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally know as a recapture event. The Company and certain directors and/or stockholders of Accentia guaranteed the indemnification by Biovax.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Our major focus has become the development of our personalized therapeutic cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which we have named BiovaxID®. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase III clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID® was transferred to us from the NCI. In May 2006, the FDA notified us that FDA has granted “fast track” status to BiovaxID and further notified us of the approval of our request to utilize molecular remissions data as a new secondary endpoint in our ongoing clinical trial of BiovaxID.

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

We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. For more than fourteen years we have been designated by the National Institutes of Health as the National Cell Culture Center (“NCCC”); although this grant expired without renewal in September 2005, we have resubmitted our renewal grant application and NIH has approved interim funding of the NCCC activities at a reduced level through June 30, 2006 while the renewal decision is pending.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In assessing the recoverability of our amounts recorded as goodwill, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, we may be required to record impairment charges.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing and consumer demand, competition, other uncertainties in the markets for biotechnology products and changes in relationships with key suppliers. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

Results of Operations

Revenues. Total revenues for the three and six months ended March 31, 2006 were $2.3 million and $3.4 million respectively which is an increase of $0.8 million over each period from the prior fiscal year. This represents an increase of 49% and 29% over the three and six months ended March 31, 2005. Virtually all of this net increase is due to increases in instrument hardware and disposables sales.

Gross Margin. The overall gross margin as a percentage of sales for the three and six months ended March 31, 2006 was 46%. This represents an increase of 14% over the three month period ended March 31, 2005 and 33% increase over the six month period ended March 31, 2005. The increases in margin for the second quarter of fiscal 2006 over the second quarter of fiscal 2005 are primarily the result of continued more-optimal product mix, and improved production. The more significant increase in gross margin for the six months ended March 31, 2006 over the six month period ended March 31, 2005 resulted from better allocation of production personnel, better product mix, and the lack of a $0.3 million inventory write-down charge that occurred in the first quarter of fiscal 2005.

Operating Expenses. Research and development expenses for the three and six months ended March 31, 2006 were $2.6 million and $5.3 million, compared to the three and six months ended March 31, 2005 of $2.3 million and $4.3 million respectively. These costs relate to vaccine production supporting the on-going clinical trial and design engineering expense associated with design of the AutovaxID to a potentially more efficient and commercially scaleable level for vaccine production.

General and administrative expenses for the second quarter of fiscal 2006 increased approximately $0.5 million over the same quarter in fiscal 2005 primarily due to options granted in the second quarter and the adoption of revised accounting standard FAS 123(R). As discussed above, this standard, which became applicable in January 2006, now requires us to record compensation expense based on the fair value of options awarded. The prior standard (FAS 123) required disclosure of the fair value and the potential expense, but did not require the actual recording of the expense. During the six months ended March 31, 2006, we incurred stock compensation expense of $0.5 million, compared to zero during the same period last fiscal year.

Interest Expense. Other expense relates to our demand notes to Accentia, other long-term debt, and short-term loans from affiliates. Interest income is nominal in both periods.

Liquidity and Capital Resources

During the three months ended March 31, we incurred a net loss of approximately $2.8 million. At March 31, 2006, we had an accumulated deficit of approximately $44.4 million and working capital deficit of approximately $4.3 million. We have been meeting our cash requirements through the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia stock subscription receivable, and by managing our accounts payable. Our auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2005 citing significant losses and working capital deficits at that date, which raised substantial doubt our ability to continue as a going concern.

During the six months ended March 31, 2006, we received advances of $8.8 million from Accentia, which included the balance of Accentia’s obligation pursuant to the stock subscription receivable, and which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. During the three months ended March 31, 2006, we received an additional $1.8 million. The advances in this quarter increased the aggregate amount advanced by Accentia against subsequently required payments under the Investment Agreement to $10 million which is represented by a Secured Line of Credit Promissory Note. The Company’s total advances in excess of the $20 million investment agreement aggregated $8.2 million, consisting of cash loans, payments directly to third parties and allocated inter-company expenses, accrued interest, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The $8.2 million is evidenced by inter-company demand promissory notes.

On March 31, 2006, we closed a financing transaction with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus purchased from the Company a secured promissory note in the principal amount of $7.8 million (the “Note”) and a warrant to purchase up to 18,087,889 shares of our common stock at an exercise price of $.01 per share. This Transaction with Laurus represents the initial financing by Biovest from sources other than Accentia. Following this transaction, Biovest plans to continue to seek additional sources of funding other than Accentia to meet its operational and working capital requirements. Subsequent to this transaction, on April 26, 2006, we closed, through our wholly owned subsidiary, Biovax, Inc. (“Biovax”), a financing transaction that was structured in an effort to obtain certain perceived advantages and enhancements from the New Market Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. See ITEM 5 OTHER EVENTS for more detailed discussion.

Our ability to continue our present operations and meet our obligations for vaccine development under the CRADA agreement is dependent upon our ability to continue obtaining significant external funding. As previously discussed Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally Accentia has loaned the Company an additional $8.2 million through March 31, 2006, including the inter-company demand loans discussed above. In April, 2006, we repaid $1.0 million of the demand loan due to Accentia pursuant to Accentia’s proper demand for such payment. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all.

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

Potential Dilutive Effect of Outstanding Stock Rights

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These Stock Rights are described in footnote 5 and footnote 7 to our Financial Statements for the fiscal year ended September 30, 2005, which were filed as part of our 10-KSB. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of certain Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of certain Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Accentia declined to exercise its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through March 31, 2006, and as such, its percentage of ownership has declined to approximately 79% as of March 31, 2006. In connection with the New Market Tax Credit Financing , Accentia has waived its First Right of Refusal with respect to any shares issued, or which potentially may be issued, by us as a result of that transaction. Before giving effect to Accentia’s First Right of Refusal option, the fully-diluted capital structure is summarized as follows:

Shares Issued and Outstanding at March 31, 2006	80,390,663
Options	6,366,441
Warrants	19,132,889
Convertible Notes	2,091,200

Total	107,981,193

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures as of March 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in our internal control over financial reporting in the first six months of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2006, we entered into a settlement agreement of all claims arising from litigation which had been pending in the United States District Court for the Southern District of New York. We have agreed to pay the plaintiff a total of $0.2 million, payable in 16 equal monthly installments commencing on March 1, 2006, in full satisfaction of any and all claims, and the parties have exchanged mutual general releases.

From time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance. Management believes that these proceedings will not have a material adverse effect on our business or on the financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2006, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1. On March 31, 2006, we issued to Laurus Master Fund Ltd. a non-convertible promissory note in principal amount of $7,799,000 and a warrant to purchase up to 18,087,889 shares of the Company’s common stock at an exercise price of $.01 per share as part of the closing of a financing transaction entered into in anticipation of the New Market Tax Credit Financing.

2. On April 26, 2006, Biovax, Inc. sold a secured convertible promissory note to Telesis CDE of which $11,300,000 of the principal amount is convertible into shares of common stock of the Company at the fair market value at the option of Telesis CDE on October 27, 2013 and we issued a Warrant to Telesis CDE that provides that Telesis CDE Corporation may purchase up to 1,200,000 shares of our common stock at an exercise price equal to $1.30 per share, subject to customary adjustments. The Warrant vests 300,000 shares three years form the closing date of the Transaction and 300,000 shares each year thereafter.

3. On April 26, 2006, we issued warrants to individuals who are officers, directors, and/or significant shareholders of our parent, Accentia, in consideration of their agreement to act as Guarantors of certain of our obligations (including inter alia those of our subsidiary, Biovax) in connection with the New Market Tax Credit Financing: The four warrants were for 500,000, 250,000, 250,000, and 125,000 shares at an exercise price of $1.00 per share. Each of these warrants provide for immediate vesting and a 6.5 year term

The sales and issuances of securities in such transactions were exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act in that such sales and issuances did not involve a public offering, were made without general solicitation or advertising and were made to accredited investors.

ITEM 5. OTHER INFORMATION

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

New Market Tax Credits

On April 26, 2006, we through our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Market Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. In the Transaction, Biovax entered into a Convertible Loan Agreement where Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11.5 million (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013 and is described in more detail below. The following parties were involved in the Transaction: Biovax, Accentia Biopharmaceuticals, Inc. (“Accentia”), the Company’s majority shareholder, Biolender, LLC (“Biolender”), Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus Master Fund, Ltd. (“Laurus”).

Under an Asset Purchase Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worchester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax, our wholly-owned subsidiary. As full purchase price for the Equipment, Biovax paid us $1,500,000 and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we are required to treat the advance as unrestricted and nonsegregated funds provided that we shall use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and maintenance of existing health and other benefits.

Previously, on March 31, 2006 in contemplation of the Transaction and other potential New Market Tax Credit financings and other financings, we closed a financing transaction with Laurus pursuant to which Laurus purchased from the Company a secured promissory note in the principal amount of $7.8 million (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of the Company (the “Restricted Account”) pursuant to a restricted account agreement between us and Laurus. Accentia, The Analytica Group, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., The Analytica Group, Inc., the Company and Biolender to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of the Transaction, we and our parent Accentia, formed Biolender, LLC as a Delaware limited liability company. On April 27, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for our benefit. In addition, on April 27, 2006, Accentia, the majority shareholder in the Company, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender are allocated to Accentia until Accentia receives the return of its capital contribution and then to Biovest until Biovest receives the return of its capital contribution and then proportionately between Accentia and Biovest. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by us and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, we redeemed 10 million shares of our common stock owned of record by Accentia for $6 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank.

Upon the completion of the funding of Biolender by the Company and Accentia and receipt of $3,600,000 from USBCIC via an equity investment in the Leverage Fund, Biolender and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender made a loan to the Leverage Fund in the principal amount of $8.5 million (the “Leverage Loan”), evidenced by a promissory note dated as of April 25, 2006 payable from the Leverage Fund to Biolender (the “Leverage Note”). The Leverage Note becomes due on October 27, 2013. Biovax Investment Corporation (“Biovax IC”) also contributed an equity investment of $100 as the Leverage Fund manager in return for a .01% ownership interest.

Interest on the Leverage Loan accrues on the outstanding principal amount of the Leverage Loan at the rate of 5.18% per annum, non-compounding, commencing on April 25, 2006 until October 27, 2013; and shall be payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable in arrears on May 1, 2006 and continuing on the first day of each calendar month thereafter until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. All interest on the Leverage Loan shall accrue based on the actual number of days elapsed and calculated based on a year of three hundred and sixty (360) days.

The outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest, is due on maturity as follows (i) in cash in the amount of the outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest thereon, if the Leverage Fund received cash distributions from Telesis CDE on October 27, 2013 from loan repayments of Biovax to Telesis CDE, or (ii) in shares of common stock of the Company, if the Leverage fund received shares of common stock from Telesis CDE on October 27, 2013. The number of shares payable shall be determined by dividing the outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest thereon, by the conversion price as set forth in the CDE Loan.

The Leverage Fund then contributed equity to Telesis CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of the Leverage Fund’s interest in Telesis CDE has been pledged to Biolender as collateral for the Leverage Note.

The proceeds of the QEI Contribution were used by Telesis CDE to fund the CDE Loan to Biovax, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. Biovax business is conducted within a United States population census track which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required Biovax to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally know as a recapture event. The Company and certain directors and/or stockholders of Accentia guaranteed the indemnification by Biovax.

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•	The CDE Loan has a principal amount of $11.5 million and matures on October 27, 2013. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of one percent (1.0%) per annum, non-compounding and shall be payable in arrears on a monthly basis commencing on May 1, 2006 and continuing until maturity. The CDE Loan is unsecured and is guaranteed by us.

•	The CDE Loan is due and payable by Biovax as follows: (i) $0.2 million of the outstanding principal amount of the CDE Loan shall be paid in cash on April 25, 2013, and (ii) the remaining $11.3 million of the outstanding principal amount of the CDE Loan shall be repaid in cash or, in shares of our common stock on October 27, 2013 at the option of Telesis CDE at the average closing price of the common stock on the NASD OTC Bulletin Board or other market where the common stock is listed for the five business days immediately before the conversion notice supplied by Telesis CDE, or, otherwise, shall be repaid in full in cash.

•	Biovax has the right to prepay the CDE Loan, provided that (i) it prepays the entire CDE Loan amount, (ii) Telesis CDE consents to such prepayment and USBCIC and the managing member of Telesis CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) Biovax or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

•	All indebtedness owed by Biovax to Telesis CDE, including its right to receive payments of principal and interest under the CDE Loan, is unsecured and is expressly subordinate to the extent under the Telesis Subordination Agreement dated as of April 25, 2006 entered into by Laurus, Telesis CDE, Biovax, us, and Accentia.

•	Under a Put Option Agreement, on April 27, 2013, Biovax IC and USBCIC will each have the right to require Biolender to purchase their respective equity interests in the Leverage Fund for a three month exercise period. Biolender shall have the obligation to acquire the respective equity interests of Biovax IC and USBCIC in the Leverage Fund under the Put Option Agreement for the payment to Biovax IC and USBCIC of $1,000 and $180,000 respectively. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender will have the option to purchase Biovax IC’s and USBCIC’s respective equity interests in the Leverage Fund based on the fair market value of the equity interests at that time.

•	The Company granted a Warrant to Telesis CDE that provides that Telesis CDE Corporation may purchase up to 1,200,000 shares of our common stock at an exercise price equal to $1.30 per share, subject to customary adjustments. The Warrant vests 300,000 shares three years form the closing date of the Transaction and 300,000 shares each year thereafter. The exercise price may be paid by Telesis CDE Corporation in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The Company Warrant will expire on April 24, 2015. Telesis CDE was granted limited registration rights in certain circumstances if the shares of common stock of the Company owned of record by Accentia are registered.

•	In connection with the Transaction, Telesis CDE Corporation received a similar warrant for the purchase of up to 100,000 shares of common stock of Accentia, the majority stockholder of the Company, with an exercise price of $9.00 per share with an adjustment downward to $8.00 per share provided that by April 27, 2007 Telesis CDE Corporation provides for or arranges a suballocation of $8.0 million in New Markets Tax Credits (“Credits”) for the benefit of the Company. 70,000 shares of the Accentia Warrant vested as of April 25, 2006, while the other 30,000 shares will vest on the suballocation of the Credits as described above. The Accentia Warrant will expire on April 24, 2013.

•	All amounts payable by Biovax under its indemnity to USBCIC are guaranteed by us. In addition, we and certain officers, directors and related trusts (“Individual Guarantors”) guarantee the payment of all obligations under the CDE Loan. The Individual Guarantors’ obligations are proportionate and provide for a maximum aggregate liability for each of the Individual Guarantors as set forth in the Guaranty Agreement. Accentia also guarantees the payment of $0.06 million per year on the CDE Loan and any expenses incurred thereunder by Telesis CDE Corporation or the Leverage Fund. Both us and Accentia entered into Indemnity Agreements with the Guarantors.

It is anticipated that the proceeds of the CDE Loan will be used by Biovax (i) to purchase vaccine manufacturing assets, (ii) to make a deposit on its sublease to the Company, (iii) for business operations, including purchasing the work in progress on 25 vaccines from the Company under a Vaccine Purchase and Sale Agreement dated as of April 28, 2006, including for the liabilities associated therewith up to a maximum amount of $1.3 million, (iv) to redeem 10 million shares of Company common stock owned of record by Accentia for $6.0 million which was its current market value and (v) other appropriate uses.

The CDE Loan/CDE Note, the Biovest Warrant and the Accentia Warrant were issued by us, Biovax and Accentia (respectively) as described above in a transaction that was exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve public offering, was made without general solicitation or advertising, and Telesis CDE and Telesis CDE Corporation are accredited investors with access to all relevant information necessary to evaluate the investment and represented to us and Accentia that the CDE Loan/CDE Note, Company Warrant and Accentia Warrant were being acquired for investment.

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon approval. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization

ITEM 6. EXHIBITS AND REPORTS

Exhibit Number	Description
10.1	Note and Warrant Purchase Agreement, dated March 31, 2006, between Biovest International, Inc. (“Biovest”) and Laurus Master Fund, Ltd. (“Laurus”). (1)

10.2	Secured Promissory Note, dated March 31, 2006, issued by Biovest to Laurus. (1)

10.3	Common Stock Purchase Warrant, dated March 31, 2006, issued by Biovest to Laurus. (1)

10.4	Restricted Account Agreement, dated March 31, 2006, among Biovest, Laurus, and North Fork Bank. (1)

10.5	Restricted Account Letter Agreement, dated March 31, 2006, between Biovest and Laurus. (1)

10.6	Registration Rights Agreement, dated March 31, 2006, between Biovest and Laurus. (1)

10.7	Master Security Agreement, dated March 31, 2006, among Laurus, Biovest, and Biovax, Inc. (1)

10.8	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia Biopharmaceuticals, Inc. (“Accentia”). (1)

10.9	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus. (1)

10.10	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto. (2)

10.11	Demand Note, dated April 25, 2006, issued by Biovest to Laurus. (2)

10.12	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia. (2)

10.13	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, Inc. (“Biovax”), Biovest and Accentia. (2)

10.14	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”). (2)

10.15	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender. (2)

10.16	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE. (2)

10.17	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and Biovest. (2)

10.18	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), Biovest and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE. (2)

10.19	Limited Liability Company Agreement of Biolender, LLC, dated April 25, 2006, between Biovest and Accentia. (2)

10.20	Put Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender. (2)

10.21	Purchase Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender. (2)

10.22	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE. (2)

10.23	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE. (2)

10.24	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC. (2)

10.25	Asset Purchase Agreement dated April 18, 2006 between Biovest and Biovax. (2)

10.26	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and Biovest. (2)

10.27	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Dennis Ryll. (2)

10.28	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Steven Stogel. (2)

10.29	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Donald Ferguson. (2)

10.30	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Ronald Osman. (2)

10.31	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Francis O’Donnell. (2)

10.32	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Ronald Osman

10.33	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Dennis Ryll

10.34	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Steven Stogel

10.35	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Donald Ferguson

10.36	Press Release dated May 11, 2006 Announcing Fast Track Status for BiovaxID

10.37	Press Release dated May 16, 2006 Announcing FDA Approval of Surrogate Endpoint for BiovaxID Clinical Trial

31.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

31.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

32.1	Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302.

32.2	Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

(1)	Incorporated by reference as attached to the Company’s Current Report on Form 8-K dated April 6, 2006
(2)	Incorporated by reference as attached to the Company’s Current Report on Form 8-K dated May 2, 2006

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated April 6, 2006

Current Report on Form 8-K dated May 2, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: May 22, 2006	/s/ Dr. Steven Arikian
Dr. Steven Arikian
Chairman and Chief Executive Officer

Date: May 22, 2006	/s/ James A. McNulty
James A. McNulty
Chief Financial Officer