Form 10QSB
period 2006-06-30
BIOVEST INTERNATIONAL INC
filed 2006-08-21
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section, 12, 13, 05 15(d) of the Exchange Act after the distribution of securities under the plan confirmed by the court.    Yes  ☒    No  ☐

At July 31, 2006, there were 74,126,635 shares of the registrant’s Common Stock, $0.01 par value (BVTI:OB), issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)    Yes  ☐    No  ☒

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash	$101,000	$32,000
Restricted cash	5,070,000	—
Accounts receivable, net of $30,000 allowance for doubtful accounts at June 30, 2006 and September 30, 2005	850,000	531,000
Costs and estimated earnings in excess of billings on uncompleted contracts	72,000	21,000
Inventories	325,000	113,000
Prepaid expenses and other current assets	142,000	54,000

Total current assets	6,560,000	751,000
Property, plant and equipment, net	985,000	874,000
Other assets:
Construction in process	89,000	—
Patents and trademarks, net	386,000	408,000
Deferred financing costs	729,000	—
Goodwill	2,131,000	2,131,000

	$10,880,000	$4,164,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

	June 30, 2006 (Unaudited)	September 30, 2005 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$—	$1,310,000
Other	609,000	3,088,000
Accounts payable (including $0.3 million and $0.3 million due to affiliate at June 30, 2006, and September 30, 2005 respectively)	1,458,000	1,636,000
Customer deposits	82,000	112,000
Accrued liabilities:
Compensation and related taxes	1,082,000	1,146,000
Other	926,000	628,000
Billings in excess of costs and estimated earnings on uncompleted contracts	84,000	48,000
Due to related party	7,069,000	—

Total current liabilities	11,310,000	7,968,000

Long term debt, less current maturities	2,451,000	1,358,000
Derivative liability	307,000	—

Total liabilities	14,068,000	9,326,000

Non-controlling interests in variable interest entities (Note 14)	3,600,000	—
Non-controlling interest in consolidated subsidiary (Note 14)	6,000,000	—
Commitments and contingencies (Note 13 and 14)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 70,626,635 and 77,920,763 issued and outstanding at June 30, 2006 and September 30, 2005; respectively	706,000	779,000
Additional paid-in capital	35,059,000	33,384,000
Accumulated deficit	(48,553,000)	(38,643,000)
Stock subscription receivable	—	(682,000)

Total stockholders’ deficit	(12,788,000)	(5,162,000)

	$10,880,000	$4,164,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Revenues:
Cell culture products and services	$650,000	$318,000	$1,361,000	$954,000
National Cell Culture Center	243,000	239,000	734,000	766,000
Instrument and disposables	1,158,000	920,000	3,315,000	2,367,000

Total revenues	2,051,000	1,477,000	5,410,000	4,087,000

Operating costs and expenses:
Cost of sales	1,149,000	791,000	2,987,000	2,725,000
Inventory write-down	—	—	—	350,000
Research and development	3,048,000	2,603,000	8,389,000	6,853,000
General and administrative	700,000	571,000	2,446,000	1,783,000

Total operating costs and expenses	4,897,000	3,965,000	13,822,000	11,711,000

Loss from operations	(2,846,000)	(2,488,000)	(8,412,000)	(7,624,000)

Other income (expense):
Interest expense, net	(1,272,000)	(93,000)	(1,498,000)	(297,000)

	(1,272,000)	(93,000)	(1,498,000)	(297,000)

Net loss	$(4,118,000)	$(2,581,000)	$(9,910,000)	$(7,921,000)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.05)	$(0.13)	$(0.17)
Weighted average shares outstanding:
Basic and diluted	73,361,988	54,304,877	77,469,259	46,680,839

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2006

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total
Balances at September 30, 2005	77,920,763	$779,000	$33,384,000	$(38,643,000)	$(682,000)	$(5,162,000)

Collection on stock subscription receivable	—	—	—	—	682,000	682,000
Employee stock-based compensation	—	—	514,000	—	—	514,000
Conversion of accrued expense to equity	800,000	8,000	400,000	—	—	408,000
Conversion of long-term debt to equity	1,669,900	17,000	1,265,000	—	—	1,282,000
Warrants issued for services rendered	—	—	82,000	—	—	82,000
Proceeds from sale of warrants	—	—	4,818,000	—	—	4,818,000
Exercise of stock options	300	—	—	—	—	—
Cashless warrant exercise	235,672	2,000	(2,000)	—	—	—
Repurchase and retirement of stock	(10,000,000)	(100,000)	(5,900,000)	—	—	(6,000,000)
Warrants issued with financing transaction	—	—	498,000	—	—	498,000

Net loss	—	—	—	(9,910,000)	—	(9,910,000)
Balances at June 30, 2006	70,626,635	$706,000	$35,059,000	$(48,553,000)	$—	$(12,788,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(9,910,000)	$(7,921,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	410,000	317,000
Amortization	22,000	91,000
Write-down of inventory	—	350,000
Employee stock-based compensation	514,000	5,000
Warrants issued for services	41,000	—
Amortization of discounts on notes payable	247,000	37,000
Amortization of deferred loan costs	39,000	—
Warrants issued for guarantees of financing covenants	498,000	—
Changes in cash resulting from changes in:
Accounts receivable	(319,000)	(608,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(51,000)	73,000
Inventories	(150,000)	(58,000)
Other assets	(47,000)	73,000
Accounts payable and accrued liabilities	199,000	(86,000)
Customer deposits	(30,000)	(33,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	36,000	(104,000)

Net cash flows used in operating activities	(8,501,000)	(7,864,000)

Cash flows from investing activities:
Purchase of property and equipment	(672,000)	(179,000)
Deposit of restricted cash	(7,869,000)	—
Release of restricted cash	2,799,000	—

Net cash flows used in investing activities	(5,742,000)	(179,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(597,000)	(230,000)
Proceeds from stock subscription receivable	682,000	8,031,000
Advances from Accentia, net	3,328,000	—
Proceeds from long term debt	8,067,000	—
Repurchase of stock	(6,000,000)	—
Proceeds from exercise of stock option	—	150,000
Payment of deferred financing costs	(768,000)	—
Proceeds from non-controlling-interest investment in variable interest entity	3,600,000	—
Proceeds from non-controlling interest in consolidated subsidiary	6,000,000	—

Net cash flows from financing activities	14,312,000	7,951,000

Net change in cash	69,000	(92,000)

Cash at beginning of period	32,000	204,000

Cash at end of period	$101,000	$112,000

Supplemental disclosure of cash flow information:

Non-cash financing:
Issuance of Common Stock to retire convertible debt (Note 8)	$1,282,000	—
Issuance of Warrant (Discount on Note payable) (Note 3)	4,818,000	—
Stock issued for payment of accrued expenses	408,000	—
Transferred fixed assets to inventory, net	62,000
Cash paid for interest during period:	$118,000	$189,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on the development of a personalized therapeutic anti-cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which is named BiovaxID™. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (“NCI”) regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID was transferred to the Company from the NCI. The Company has recently augmented its plans with respect to its Phase 3 clinical trial and planned commercialization expenditures. See FN 3 “Liquidity and management plans.”

The Company has developed an automated cell culture instrument, called AutovaxID™, which reduces the manpower and production space requirements and costs associated with the production of monoclonal antibodies, a critical step in the production of personalized therapeutics and vaccines. This instrument will facilitate more efficient commercial production of BiovaxID following approval of the vaccine, if and when it is obtained. The Company has been informed that no further FDA review or approval is required to market the AutovaxID instruments and anticipates commercially marketing the automated instrument in late calendar 2006, with delivery of instruments in early calendar 2007.

The Company manufactures instruments and disposables used in hollow fiber production of cell culture products. Hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using the unique capability, expertise and proprietary advancements in cell production process known as hollow fiber perfusion. Prior to September 2005, we were designated as the National Cell Culture Center (“NCCC”) under a grant from the National Institutes of Health and from September 2005 through June 30, 2006, we continued to provide the same services under an interim grant. We are discontinuing activities as the designated NCCC and we plan to integrate these activities into our commercial contract manufacturing business.

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

Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

Loss per common share:

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of outstanding common shares. Diluted loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. (See Note 10 for additional information.)

Consolidation policy:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The 2006 condensed consolidated financial statements include Biovest International, Inc., and its wholly owned subsidiary Biovax, Inc.; and certain variable interest entities of the company, Biovax Investments LLC, and Telesis CDE Two LLC; and Biolender LLC, due to the Company’s controlling financial interest. All significant inter-company balances and transactions have been eliminated.

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

The adoption of SFAS No. 123(R) lowered net income by approximately $0.5 million for the nine months ended June 30, 2006, compared to continued accounting for share-based compensation using the intrinsic value method under APB No. 25, Accounting For Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the period ended June 30, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods. Unvested stock-based compensation as of June 30, 2006 was $0.9 million, which will be expensed through March, 2008.

	Three Months Ended, June 30, 2005	Nine Months Ended, June 30, 2005
Net loss, as reported	$(2,581,000)	$(7,921,000)

Employee stock-based compensation, as reported	$2,000	$5,000

Employee stock-based compensation under fair value method	$(55,000)	$(165,000)

Pro-forma net loss under fair value method	$(2,634,000)	$(8,081,000)

Basic net loss per share, as reported	$(.05)	$(.17)

Pro-forma net loss per share under fair value method	$(.05)	$(.17)

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

3. Liquidity and management plans:

During the nine months ended June 30, 2006 the Company incurred a net loss of approximately $9.9 million. At June 30, 2006 the Company had an accumulated deficit of approximately $48.5 million and working capital deficit of approximately $4.8 million. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable and inter-company demand loans from Accentia Biopharmaceuticals, Inc. (“Accentia”) as discussed below, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2005, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Advances to us by Accentia

During the nine months ended June 30, 2006, the Company received the balance of $0.7 million in stock subscription receivable which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. Inter-company demand loans from Accentia, which at June 30, 2006 had an outstanding balance of $7.1 million, consists of cash loans, payments directly to third parties and allocated inter-company expenses, accrued interest of $0.2 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003, as described below. The $7.1 million balance of the inter-company loans is represented by two secured promissory demand notes. During the three months ended June 30, 2006, the Company made a net repayment of $1.1 million under the demand loan.

Conversion of convertible notes to Accentia Common Stock

During the first three months of fiscal 2006, the holders of $1.0 million of convertible debentures issued by the Company prior to June 2003 converted $1.0 million in principal and $0.3 million in accrued interest due under the convertible debentures in 2006 and 2007, into 1.7 million shares of the Company’s common stock. In addition, $3.0 million of other convertible debentures issued by the Company prior to June 2003, together with $0.7 million in accrued interest, were converted in accordance with their terms into 494,030 shares of Accentia common stock. As a result of the terms of the Accentia Investment Agreement, Accentia is due $3.7 million which is included in the total indebtedness of $7.1 million.

Laurus Financing

On March 31, 2006, the Company closed a financing transaction with Laurus Master Fund, Ltd (“Laurus”), a Cayman Islands corporation, whereby Laurus purchased from the Company a secured promissory note in the principal amount of $7.8 million and a warrant to purchase up to 18,087,889 shares of the Company’s common stock at an exercise price of $.01 per share. The proceeds of the transaction were placed in a restricted account requiring Laurus’ consent before release and is intended to be used in connection with New Market Tax Credit (“NMTC”) related financings. On April 26, 2006, $2.5 million of the restricted funds was released in connection with the first NMTC transaction and on August 2, 2006, the Company along with its wholly-owned subsidiary, Biovax, Inc., entered into an Amendment and Consent to Release (the “Amendment”) with Laurus Master Fund, Ltd. (“Laurus”). The Amendment amends the Restricted Account Agreement and Side Letter Agreement entered into by the Company and Laurus on March 31, 2006 (the “Agreements”) to permit the release to the Company from the Restricted Account of the sum of $2,500,000 (the “Release”) prior to the satisfaction of the preconditions for such Release as set forth in the Agreements. The Amendment further sets forth commitments on the part of the Company and outlines corresponding events of default related to those commitments with regard to consummation of New Market Tax Credit enhanced financings and the use of the proceeds being released. In accordance with the terms of the Amendment, the sum of $2.5 million was released from the Restricted Account to the Company on August 2, 2006.

Phase 3 Clinical Trial and planned commercialization expenditures

Continued development activities related to BiovaxID, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While the Company pursues FDA approval of BiovaxID, the Company plans to make significant investments in laboratory equipment, including the development of automated cell production instruments, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon FDA approval of BiovaxID. The Company has filed an amendment to the trial Protocol with the FDA covering its Phase 3 clinical trial to expand the trial to include patients who receive initial passive immunotherapy treatment including Rituxan ®, and has added a number of Clinical Trial sites in Ukraine and Russia in order to significantly accelerate patient accrual in the Clinical Trials. The Company anticipates that expenditures related to vaccine and equipment development and commercialization will increase significantly over those experienced in the past. The Company’s inability to continue its Phase 3 clinical trials would have a material adverse effect on the Company. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds would have a material adverse effect on the ability to continue to develop BiovaxID and prepare for its planned commercialization.

In addition, we plan to establish a manufacturing facility in late calendar 2006 for the commercial production of our AutovaxID instruments, which will potentially produce revenues in calendar 2007. This will entail the expenditure of significant sums in leasehold improvements, construction, equipment, and personnel costs, in advance of any revenues from commercial sale of AutovaxID instruments. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on the ability to commercialize the AutovaxID instruments.

Additional expected financing activity

Management expects to continue to meet its cash requirements through the use of cash on hand, short-term borrowings, debt and equity financings, strategic transactions such as collaborations and licensing, and by managing its accounts payable. While Accentia may make additional advances in the exercise of its discretion, Accentia has advised the Company that it expects the Company to seek and rely upon third party debt and equity financings to support its ongoing financial requirements. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company or otherwise paid on our behalf an additional $7.1 million through June 30, 2006, through the inter-company demand loans discussed above. Our ability to continue present operations and meet obligations for vaccine development under the CRADA agreement is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. Four customers accounted for 16%, 16%, 14% and 14% of revenues for the three months ended June 30, 2006, while one customer accounted for 23% of revenues and 14% of trade accounts receivable for the nine months ended June 30, 2006. Two additional customers accounted for 14% and 16% of the trade accounts receivable balance at June 30, 2006.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 37% and 25% of revenues for the three and nine months ended June 30, 2006 respectively, compared to 38% and 40% for the same period in 2005. For the three months ended June 30, 2006, two country’s sales accounted for 16% and 14% of total revenue, while no single foreign country had sales in excess of 10% of revenues for the three months ended June 30, 2005. For the nine months ended June 30, 2006, no single country’s sales exceeded 10% of revenues, compared to the same period in fiscal 2005 whereby two countries’ sales accounted for 13% and 12% of total revenues, respectively.

5. Inventories:

Inventories consist of the following at June 30, 2006 and September 30, 2005:

	June 30, 2006 (Unaudited)	September 30, 2005
Finished goods	33,000	$35,000
Work-in-process	131,000	36,000
Raw materials	161,000	42,000

	$325,000	$113,000

6. Restricted cash:

Restricted cash consists of proceeds from the Laurus transaction discussed in Notes 3 and 8. Such proceeds are being held in a restricted account and is anticipated to be used primarily in connection with or furtherance of additional NMTC transactions

7. Property and Equipment:

At June 30, 2006 and September 30, 2005, property and equipment consisted of the following:

	June 30, 2006 (Unaudited)	September 30, 2005
Furniture and fixtures	$75,000	$69,000
Leasehold improvements	887,000	491,000
Machinery and equipment	1,432,000	1,574,000
Less accumulated depreciation and amortization	(1,409,000)	(1,260,000)

	$985,000	$874,000

8. Long-term debt:

Long-term debt consists of the following at June 30, 2006:

Note payable, Laurus Master Fund, $5,000,000 face value, prime rate (8.0% at June 30, 2006) non-amortizing note payable, secured by restricted cash in escrow, due March 31, 2009*	$1,905,000
Note payable, Laurus Master Fund, $2,799,000 face value, variable rate (10.0% at June 30, 2006) amortizing note payable due in monthly payments through March 31, 2009*	713,000
Notes payable, interest at 10%; due in 2006; convertible into common stock at $1.00 per share.	131,000
Other	88,000
Note Payable, other (note 13)	158,000
Long-term accrued interest	65,000

3,060,000
Less current maturities	(609,000)

Long-term portion of notes payable	$2,451,000

*	These notes are collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The notes also contain certain restrictive covenants. As of June 30, 2006, the Company was in compliance with these covenants.

Future maturities of long-term debt are as follows as of June 30, 2006:

Years ending June 30,
2007	$1,322,000
2008	1,134,000
2009	5,785,000

8,241,000
Less unamortized discount	(5,181,000)

$3,060,000

Convertible Debt and Related Party Transactions:

As of December 1, 2005, nine convertible note holders converted $1.0 million in principal and $0.3 million in accrued interest under convertible debentures into 1.7 million shares of the Company’s common stock, and five note holders elected to convert $3.0 million in principal and $0.7 million in accrued interest into 494,031 shares of Accentia common stock. As a result of the conversion into shares of the Company’s common stock, $1.3 million was credited to stockholders’ equity. As a result of the conversion to Accentia common stock, the Company has incurred a liability which is treated as a portion of the of $7.1 million which is reflected in Due to Related Party in the accompanying June 30, 2006 balance sheet.

Laurus Master Fund:

On March 31, 2006, the Company issued a face value $7.8 million Secured Promissory Note and warrants to acquire 18,087,889 shares of the Company’s common stock to Laurus Master Fund for net proceeds of $7.5 million. Proceeds from the financing are required to be held in a restricted account (carried as restricted cash) until release by the creditor in its discretion. The restricted cash is anticipated to be used in connection with or to facilitate the additional NMTC Financing Arrangements being sought by the Company (See Note 14) and other allowable purposes. Until such release, the creditor’s recourse is solely to the escrow fund. In addition, principal payments are not required until release. Unreleased funds are referred to as the non-amortizing balance. Released funds are referred to as amortizing balances. The Company allocated the proceeds from the financing arrangement between the debt and warrants on a relative fair value basis; the proceeds allocated to the warrants ($4.8 million) were recorded in stockholders’ equity. The proceeds allocated to the debt instrument resulted in a discount that is being amortized through periodic charges to interest expense using the effective method. Amortization of the debt discount amounted to $0.2 million for the three and nine months ended June 30, 2006.

On April 25, 2006, the creditor released $2.5 million to the Company in connection with the a financing transaction by the Company which was enhanced by a NMTC Financing Arrangement (See Note 14). The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. The Company evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, the Company determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, the Company reclassified an amount of $0.3 million which represents the estimated fair value of the default put liability. The default put liability is initially and subsequently carried at fair value with changes recorded in income. The Company reviewed the fair value of the default put liability at June 30, 2006, and no charges to income were deemed necessary. As additional tranches are released in future periods, the Company will be required to recognize the default put liability associated with each release of funds.

9. Income taxes:

No provision for income taxes has been recorded for the three and nine months ended June 30, 2006 and 2005 due to the losses incurred during the periods. At June 30, 2006, the Company has net operating loss carry forwards of approximately $36.7 million available to offset future taxable income, which will begin to expire in 2020.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset valuation allowance of approximately $14.2 million, which fully offsets all deferred tax assets.

10. Loss per common share:

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

The following table sets forth the calculations of basic and diluted loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(4,118,000)	$(2,581,000)	$(9,910,000)	$(7,921,000)
Denominator:
For basic and diluted loss per share – weighted average shares	73,361,988	54,304,877	77,469,259	46,680,839
Net loss per share, basic and diluted	$(.06)	(.05)	$(.13)	$(.17)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows at June 30, 2006:

Options and warrants to purchase common stock including potential exercise of Accentia’s first right of refusal	29,552,346
Shares issuable for convertible debt including potential exercise of Accentia’s first right of refusal	719,405

11. Due to Related Party:

Due to Related Party includes two secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at prime rate. As of June 30,2006, Due to Related Party consisted of the following:

Working capital cash advances, allocated inter-company charges, and accrued interest	$3,328,000
Amounts due associated with conversion of notes payable into Accentia stock	3,741,000

$7,069,000

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

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments for the respective periods are as follows:

	Three Months ended June 30,		Nine Months ended June 30,
	2006	2005	2006	2005
Cell Culture Products and Services	$650,000	$318,000	$1,361,000	$954,000
National Cell Culture Center	243,000	239,000	734,000	766,000
Instruments and Disposables	1,158,000	920,000	3,315,000	2,367,000

Total revenues	$2,051,000	$1,477,000	$5,410,000	$4,087,000

13. Commitments and contingencies:

Legal proceedings:

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

14. New Market Tax Credit Financing and variable interest entities

On April 25, 2006, the Company, through its wholly-owned subsidiary, Biovax, Inc. (“Biovax”) became the recipient of $3.0 million in net-funds under a qualified New Market Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC.

NMTC investments are made through Community Development Entities (“CDE”); such entities are qualified for this purpose through the U.S. Department of the Treasury. The CDE investor in the Company’s financing arrangement is Telesis CDE II, LLC. Telesis CDE II, LLC is managed and partially owned (0.01%) by Telesis CDE Corporation, which is a private financial institution. The remaining equity interest in Telesis CDE II, LLC (99.99%) is owned by Biovax Investments, LLC (the “Fund”), a company established for the purpose of facilitating this NMTC financing arrangement. The Fund equity is owned 99.99% by US Bancorp and 0.01% by Telesis CDE Corporation.

The fund was capitalized with $3.6 million equity from US Bancorp and a nominal equity investment by Telesis CDE Corporation. In addition, the Company and its Parent Company (Accentia Biopharmaceuticals, Inc.), through a consolidated subsidiary, loaned $8.5 million to the Fund pursuant to a 5.18%, annual rate, senior-secured, convertible note receivable, due in seven and one-half years. The note is convertible at the option of the Fund into shares of the Company’s common stock at a price based upon trading market prices of the Company’s common stock near the maturity date in seven and one-half years. These proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) and payment for associated management, legal and accounting fees ($0.1 million).

Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due in seven and one-half years. The convertible promissory note is convertible into common stock at the option of Telesis CDE II, LLC within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event Telesis CDE II, LLC converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30 and warrants to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

14. New Market Tax Credit Financing (continued):

Other salient terms and conditions of the NMTC financing arrangement are as follows:

1.	The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Examples of events that would cause recapture are relocation out of the qualified zone or disqualification from changes in Biovax’s employment mix. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, the financial statements do not reflect a liability for this potential liability.

2.	In connection with the NMTC financing, the Company and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. The counterparties also extended a purchase option to the Company to purchase US Bancorp’s interest in the fund near the maturity date at fair value. These instruments were evaluated pursuant to the provisions of FAS133 and it was concluded that the put liability required recognition in the Company’s financial statements because it is highly probable that, upon maturity, US Bancorp will put its investment in the Fund to the Company.

3.	The Company, its subsidiaries and certain related parties have entered into a guarantee arrangement with Telesis CDE II, Inc. for the debt service of Biovax. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. The Company issued warrants to purchase 1.0 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and the fair value of the warrants issued for consideration was charged to expense upon issuance.

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangement and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

The Company concluded that the Fund and Telesis CDE II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other money interests in an entity that change with changes in the value of the net assets of the entity. The following table illustrates the variable interests have been identified in each of the entities considered by the Company and the related holder:

Variable Interest Holder	Variable Interests Fund	Variable Interests Telesis CDE II, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement Call (Biovest Equity)

Fund		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Biovest Investment Corp.	VIE Equity (0.01%)

Telesis CDE, Inc.		VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreement, indemnification and put feature, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company has concluded that its variable interests in the entity absorb most of the entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

Assets of $12.1 million and liabilities of $8.5 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and Telesis CDE Corporation reflected on the Company’s June 30, 2006 balance sheet as non controlling interests in variable interest entities. The warrants issued to Telesis CDE Corporation are reflected as an equity financing cost in stockholders’ equity at their fair value. The warrants issued to the guarantors were expensed based upon their fair values. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) the Company is the primary beneficiary.

15. Subsequent events:

Amendment and Consent to Release Restricted Cash

On August 2, 2006, the Company along with its wholly-owned subsidiary, Biovax, Inc., entered into an Amendment and Consent to Release (the “Amendment”) with Laurus Master Fund, Ltd. (“Laurus”). The Amendment amends the Restricted Account Agreement and Side Letter Agreement entered into by the Company and Laurus on March 31, 2006 (the “Agreements”) to permit the release to the Company from the Restricted Account of the sum of $2.5 million (the “Release”) prior to the satisfaction of the preconditions for such Release as set forth in the Agreements. The Amendment further sets forth commitments on the part of the Company and outlines corresponding events of default related to those commitments with regard to consummation of NMTC enhanced financings and the use of the proceeds being released. In accordance with the terms of the Amendment, the sum of $2.5 million was released from the Restricted Account to the Company on August 2, 2006.

New Subsidiary

On August 7, 2006, the Company formed a new wholly-owned subsidiary corporation called AutovaxID, Inc., which is incorporated in the State of Florida and is additionally qualified to do business in the states of Minnesota and Missouri. The Company anticipates that this subsidiary may potentially be used to conduct the business of manufacturing and commercially distributing the Company’s AutovaxID instruments in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Our major focus has become the development of our personalized therapeutic cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which we have named BiovaxID®. However, we anticipate placing an increasing emphasis on our planned commercial manufacture and marketing of our automated instrument, AutovaxID. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID ® was transferred to us from the NCI. In May 2006, the FDA notified us that FDA has granted “fast track” status to BiovaxID and further notified us of the approval of our request to utilize molecular remissions data as a new secondary endpoint in our ongoing clinical trial of BiovaxID. The Company has recently augmented its plans with respect to its Phase 3 clinical trials and planned commercialization expenditures. See FN 3 “Liquidity and management plans.”

We manufacture instruments and disposables used in the hollow fiber production of cell culture products. Our hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We have developed an automated cell production instrument, AutovaxID, which we plan to use in the production of BiovaxID vaccines and to market on a commercial basis.

We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. Prior to September 2005, we were designated as the National Cell Culture Center[“NCCC”] under a grant from the National Institutes of Health and from September 2005 through June 30, 2006, we continued to provide the same services under an interim grant. We are discontinuing activities as the designated NCCC and we plan to integrate these activities into our commercial contract manufacturing business.

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

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). All significant inter-company balances and transactions have been eliminated.

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

Results of Operations

Revenues. Total revenues for the three and nine months ended June 30, 2006 were $2.1 million and $5.4 million respectively which is an increase of $0.5 million and $1.3 million over the three and nine months ended June 30, 2005 respectively. This represents an increase of 39% and 32% over the three and nine months periods ended June 30, 2005. The increase for the three month period is primarily due to increased cell culture service projects in process and also to the product mix in instrument hardware and disposables sales. The increase for the nine month period is due to increased cell culture service projects and instrument hardware sales.

Gross Margin. The overall gross margin as a percentage of sales for the three and nine months ended June 30, 2006 was 44% and 45% respectively. This represents a slight decrease of 2% comparing the three months ended June 30, 2006 against the same period in fiscal 2005. Product mix differences resulted in the minor decline in margin. The more significant increase in gross margin for the nine months ended June 30, 2006 over the nine month period ended June 30, 2005 resulted from better allocation of production personnel, better product mix, and the lack of a $0.3 million inventory write-down charge that occurred in the first quarter of fiscal 2005.

Operating Expenses. Research and development expenses for the three and nine months ended June 30, 2006 were $3.0 million and $8.4 million, compared to the three and nine months ended June 30, 2005 of $2.6 million and $6.9 million respectively. These costs relate to increased vaccine production supporting the on-going clinical trial and design engineering expense associated with design of the AutovaxID.

General and administrative expenses for the third quarter of fiscal 2006 increased approximately $0.1 million over the same quarter in fiscal 2005, and increased by approximately $0.7 million over the nine months ended June 30, 2005. The increase for the quarter compared to last year arose primarily from increased professional fees, whereas the more significant increase comparing the nine month period in 2006 against 2005 came substantially from the adoption of revised accounting standard FAS 123(R). As discussed above, this standard, which became applicable in January 2006, now requires us to record compensation expense based on the fair value of options awarded. The prior standard (FAS 123) required disclosure of the fair value and the potential expense, but did not require the actual recording of the expense. During the nine months ended June 30, 2006, we incurred stock compensation expense of $0.5 million, compared to zero during the same period last fiscal year.

Interest Expense. Other expense (interest) relates to contractual interest charges and amortization of discounts regarding the Laurus Financing, interest on our demand notes to Accentia, interest on other long-term debt, and short-term loans from affiliates. Accordingly, interest expense increased by $1.2 million for the three months ended June 30, 2006 over the same period in fiscal 2005, and increased by $1.2 million for nine month period ended June 30, 2006 over the same period in fiscal 2005. Interest income is nominal in both periods.

Liquidity and Capital Resources

During the nine months ended June 30, 2006 the Company incurred a net loss of approximately $9.9 million. At June 30, 2006 the Company had an accumulated deficit of approximately $48.5 million and working capital deficit of approximately $4.8 million. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable and inter-company demand loans from Accentia Biopharmaceuticals, Inc. (“Accentia”) as discussed below, and by managing its accounts payable. The Company’s auditors issued a “going concern” opinion on the financial statements for the year ending September 30, 2005, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern

During the nine months ended June 30, 2006, we received net advances of $7.8 million from Accentia, which included the balance of Accentia’s obligation pursuant to the stock subscription receivable, and which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. During the three months ended June 30, 2006, we reduced the net balance owed to Accentia by $1.2 million. The Company’s total net advances in excess of the $20 million investment agreement aggregated $7.1 million, consisting of cash loans, payments directly to third parties and allocated inter-company expenses, accrued interest, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The $7.1 million is evidenced by two secured promissory demand notes.

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

Under an Asset Purchase Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worchester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax, our wholly-owned subsidiary. As full purchase price for the Equipment, Biovax paid us $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we are required to treat the advance as unrestricted and non-segregated funds provided that we shall use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and maintenance of existing health and other benefits.

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

In contemplation of the Transaction, we and our parent Accentia, formed Biolender, LLC as a Delaware limited liability company. On April 27, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for our benefit. In addition, on April 27, 2006, Accentia, the majority shareholder in the Company, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender are allocated to Accentia until Accentia receives the return of its capital contribution and then to Biovest until Biovest receives the return of its capital contribution and then proportionately between Accentia and Biovest. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by us and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, we redeemed 10 million shares of our common stock owned of record by Accentia for $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank.

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

Our ability to continue our present operations and meet our obligations for vaccine development under the CRADA agreement is dependent upon our ability to continue obtaining significant external funding. As previously discussed Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally Accentia has loaned the Company an additional net $7.1 million through June 30, 2006, including the inter-company demand loans discussed above. During the quarter ending June 30, 2006, we repaid $2.0 million of the demand loan due to Accentia pursuant to Accentia’s proper demand for such payment, while incurring an additional $0.9 million from allocated and shared expenses and interest charges. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of its commercialization efforts.

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

Potential Dilutive Effect of Outstanding Stock Rights

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These Stock Rights are described in footnote 5 and footnote 7 to our Financial Statements for the fiscal year ended September 30, 2005, which were filed as part of our 10-KSB. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of certain Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of certain Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Pursuant to the New Market Tax Credit Financing, Accentia sold back 10 million shares of our common stock, and further declined to exercise its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through June 30, 2006. Accordingly, its percentage of ownership has declined to approximately 75.2% as of June 30, 2006. In connection with the NMTC Financing, Accentia has waived its First Right of Refusal with respect to any shares issued, or which potentially may be issued, by us as a result of that transaction. Before giving effect to Accentia’s First Right of Refusal option, the fully-diluted capital structure is summarized as follows:

Shares Issued and Outstanding at June 30, 2006	70,626,635
Options	6,366,141
Warrants	20,838,569
Convertible Notes	136,687

Total	97,968,032

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures as of June 30, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in our internal control over financial reporting in the first nine months of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance. Management believes that these proceedings will not have a material adverse effect on our business or on the financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1. On April 26, 2006, Biovax, Inc. sold a secured convertible promissory note to Telesis CDE of which $11.3 million of the principal amount is convertible into shares of common stock of the Company at the fair market value at the option of Telesis CDE on October 27, 2013 and we issued a Warrant to Telesis CDE that provides that Telesis CDE Corporation may purchase up to 1.2 million shares of our common stock at an exercise price equal to $1.30 per share, subject to customary adjustments. The Warrant vests 300,000 shares three years form the closing date of the Transaction and 300,000 shares each year thereafter.

2. On April 26, 2006, we issued warrants to individuals who are officers, directors, and/or significant shareholders of our parent, Accentia, in consideration of their agreement to act as Guarantors of certain of our obligations (including inter alia those of our subsidiary, Biovax) in connection with the New Market Tax Credit Financing: The four warrants are for a total of 1.1 million shares at an exercise price of $1.00 per share. Each of these warrants provide for immediate vesting and a 6.5 year term

The sales and issuances of securities in such transactions were exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act in that such sales and issuances did not involve a public offering, were made without general solicitation or advertising and were made to accredited investors.

ITEM 5. OTHER INFORMATION

The National Institutes of Health (“NIH”) grant in the approximate amount of $1.0 million, which has funded a substantial part of the budget for our National Cell Culture Center (“NCCC”) located in our Minneapolis location was not renewed after September 1, 2005. We resubmitted an application to the NIH in October 2005, however we have been informed that this grant will not be renewed. Pending the outcome of the submission, NIH had approved reduced grant-related payments to the Company, and we have had reduced our staffing level and other costs associated with the NCCC. In light of the non-renewal of this grant, we plan to transfer the operations formerly conducted through the NCCC into our commercial contract production business.

On August 2, 2006, the Company along with its wholly-owned subsidiary, Biovax, Inc., entered into an Amendment and Consent to Release (the “Amendment”) with Laurus Master Fund, Ltd. (“Laurus”). The Amendment amends the Restricted Account Agreement and Side Letter Agreement entered into by the Company and Laurus on March 31, 2006 (the “Agreements”) to permit the release to the Company from the Restricted Account of the sum of $2.5 million (the “Release”) prior to the satisfaction of the preconditions for such Release as set forth in the Agreements. The Amendment further sets forth commitments on the part of the Company and outlines corresponding events of default related to those commitments with regard to consummation of New Market Tax Credit enhanced financings and the use of the proceeds being released. In accordance with the terms of the Amendment, the sum of $2.5 million was released from the Restricted Account to the Company on August 2, 2006.

New Subsidiary

On August 7, 2006, the Company formed a new wholly-owned subsidiary corporation called AutovaxID, Inc., which is incorporated in the State of Florida and is additionally qualified to do business in the states of Minnesota and Missouri. The Company anticipates that this subsidiary may potentially be used to conduct the business of manufacturing and commercially distributing the Company’s AutovaxID instruments in the future.

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon approval. We have filed an amendment to the trial Protocol to expand the trial to include patients who receive initial treatment including Rituxan ®, and has added a number of Clinical Trial sites in Ukraine and Russia in order to significantly accelerate patient accrual. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization

ITEM 6. EXHIBITS AND REPORTS

Exhibit Number	Description
10.1	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto. (1)

10.2	Demand Note, dated April 25, 2006, issued by Biovest to Laurus. (1)

10.3	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia. (1)

10.4	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, Inc. (“Biovax”), Biovest and Accentia. (1)

10.5	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”). (1)

10.6	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender. (1)

10.7	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE. (1)

10.8	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and Biovest. (1)

10.9	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), Biovest and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE. (1)

10.10	Limited Liability Company Agreement of Biolender, LLC, dated April 25, 2006, between Biovest and Accentia. (1)

10.11	Put Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender. (1)

10.12	Purchase Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender. (1)

10.13	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE. (1)

10.14	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE. (1)

10.15	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC. (1)

10.16	Asset Purchase Agreement dated April 18, 2006 between Biovest and Biovax. (1)

10.17	Vaccine Purchase and Sale Agreement dated as of April 28, 2006, between Biovax and the Company(1)

10.18	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Dennis Ryll. (1)

10.19	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Steven Stogel. (1)

10.20	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Donald Ferguson. (1)

10.21	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Ronald Osman. (1)

10.22	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Francis O’Donnell. (1)

10.23	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Ronald Osman(1)

10.24	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Dennis Ryll(1)

10.25	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Steven Stogel(1)

10.26	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Donald Ferguson(1)

10.27	Press Release dated May 11, 2006 Announcing Fast Track Status for BiovaxID(2)

10.28	Press Release dated May 16, 2006 Announcing FDA Approval of Surrogate Endpoint for BiovaxID Clinical Trial(2)

10.29	Powerpoint presentation released on July 25, 2006 to be used from time to time in presentations to various third parties.(3)

10.30	Amendment and Release Agreement dated as of August 2, 2006 between Biovest, Biovax and Laurus Master Fund Ltd.(4)

10.31	AutovaxID, Inc. Certificate of Incorporation Filed August 7, 2006.

31.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

31.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

32.1	Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302.

32.2	Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

(1)	Incorporated by reference as attached to the Company’s Current Report on Form 8-K dated May 2, 2006
(2)	Incorporated by reference as attached to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006
(3)	Incorporated by reference as attached to the Company’s Current Report on Form 8-K dated July 25, 2006
(4)	Incorporated by reference as attached to the Company’s Current Report on Form 8-K dated August 8, 2006

(b) Reports on Form 8-K.

Current Report on Form 8-K dated May 2, 2006

Current Report on Form 8-K dated July 25, 2006

Current Report on Form 8-K dated August 8, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 21, 2006	/s/ Dr. Steven Arikian
Dr. Steven Arikian
Chairman and Chief Executive Officer

Date: August 21, 2006	/s/ James A. McNulty
James A. McNulty
Chief Financial Officer