Form 10KSB
period 2006-09-30
BIOVEST INTERNATIONAL INC
filed 2006-12-29
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $7,298,000

The aggregate market value of voting common stock held by our non-affiliates as of November 30, 2006 was $18,072,863. The number of shares of common stock held by non-affiliates is 21,014,957

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 30, 2006 was:

Common Stock, $0.01 par value: 94,130,775 shares.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a biotechnology company focusing primarily on the development of BiovaxID™, a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. We are currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL.

We are developing an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of our BiovaxID vaccine. We believe that this instrument will facilitate our commercial production of BiovaxID following approval. Further, we have formed a wholly-owned subsidiary, AutovaxID, Inc., and have leased space in St. Louis, Missouri to conduct the business which will commercially market this automated instrument.

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

HISTORICAL AND RECENT EVENTS

We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. and in 1993, our name was changed to Cellex Biosciences, Inc. In 1998, we entered a bankruptcy proceeding which, in July 1999, was concluded with the confirmation of our Chapter 11 Plan of Reorganization. In May 2000, we acquired the assets of Unisyn Technologies, Inc., a competitor in hollow fiber perfusion, for a combination of shares of our stock and our assumption of certain Unisyn debts and obligations. This acquisition provided us with additional expertise and proprietary advancements in the hollow fiber perfusion process and expanded our cell culture production capability. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware. In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc., a Florida corporation. As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but un-issued common and preferred stock representing approximately eighty-one percent of our equity outstanding immediately after the investment. The aggregate investment commitment received from Accentia was twenty million dollars which consisted of cash and a combination of short and long-term notes. As of September 30, 2006, Accentia had advanced an aggregate of approximately $24.7 million to us, which consisted of $15.0 million paid to us under the Investment Agreement, $5.0 million advanced to us as loans prior to the dates such amounts are required to be paid to us under the Investment Agreement, and $4.7 million loaned to us primarily to fund ongoing vaccine research and development costs.

On April 25, 2006, our wholly-owned subsidiary, Biovax, Inc. (“Biovax”) was the recipient of a financing under a qualified New Markets Tax Credit (“NMTC”) Program that was provided for in the Community Renewal Tax Relief Act of 2000. Biovax is located in a qualified, active low-income census tract and is eligible to receive investment capital under the NMTC. The NMTC investments were made through Telesis CDE II, LLC, a Community Development Entity (“CDE”) qualified for this purpose through the U.S. Department of the Treasury.

On August 7, 2006, we formed a new wholly-owned subsidiary corporation called AutovaxID, Inc. (“AutovaxID”), which is incorporated in the State of Florida and is additionally qualified to do business in the states of Minnesota and Missouri. We anticipate that this subsidiary will be used to conduct the business of manufacturing and commercially distributing our AutovaxID instruments. On December 8, 2006, AutovaxID became the recipient of a financing pursuant to the NMTC program based on a tax credits allocation from the City of St. Louis, Missouri, and entered into a lease for a facility in order to commence operations for the assembly, marketing and distribution of the AutovaxID instrument and cultureware.

The 2006 consolidated financial statements include the Company, and our wholly owned subsidiaries Biovax and AutovaxID; and due to our conrolling financial interest, certain variable interest entities, Biovax Investment LLC, Telesis CDE Two LLC, and Biolender LLC, due to our controlling financial interest. The 2005 financial statements contained no consolidated entities.

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before we receive any revenues from this product. While we pursue FDA approval of the vaccine, we will continue to make significant investment in the development of equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon approval. We have filed an amendment to the BiovaxID trial Protocol pursuant to which we may expand the trial to include patients who receive initial treatment including Rituxan™. Additionally, we have added a number of clinical trial sites in Ukraine and Russia in order to significantly accelerate patient accrual. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

OUR CURRENT BUSINESS

General.

Our business consists of three primary business segments: development of our therapeutic anti-cancer vaccine, BiovaxID™ for follicular NHL; assembly and sale of instruments and consumables; and commercial production of cell culture products and services.

Anti-Cancer vaccine.

BiovaxID™

BiovaxID is an injectable patient-specific vaccine that we are developing to treat the follicular form of non-Hodgkin’s lymphoma. BiovaxID is a customized immunotherapy that is derived from a patient’s own cancer cells and is designed to utilize the power of each patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. BiovaxID is currently undergoing a pivotal Phase 3 clinical trial with patients diagnosed with the indolent follicular form of B-cell NHL.

The Human Immune System

The immune system is the body’s natural defense mechanism for recognizing and combating viruses, bacteria, cancer cells, and other disease-causing organisms. The primary disease fighting function of the immune system is carried out by white blood cells. In response to the presence of disease, white blood cells can mediate two types of immune responses, referred to as innate immunity and adaptive immunity. Innate immunity refers to a broad, first line of immune defense that occurs as a part of an individual’s natural biological makeup. Adaptive immunity, on the other hand, is specifically generated by a person’s immune system throughout the person’s lifetime as he or she is exposed to particular pathogens, which are agents such as bacteria or other microorganisms that cause disease. In contrast to the broad but unspecific response of innate immunity, the adaptive immune response generates a highly specific, long-lasting, and powerful protection from repeated infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria and tetanus.

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

Development of Patient-Specific Vaccine for NHL

During the late 1980s, physicians at Stanford University began development of an active immunotherapy for the treatment of indolent B-cell NHL, and the work was thereafter continued by Dr. Larry Kwak and his colleagues at the NCI. In 1996, the NCI began a Phase 2 clinical trial and selected us to produce the vaccine for the trial. In 2001, we entered into a cooperative research and development agreement, or CRADA, with the NCI under which we jointly conducted the Phase 3 clinical trial. The NCI filed the Investigational New Drug application, or IND, for BiovaxID in 1994, and in April 2004, sponsorship of the IND was formally transferred from the NCI to us.

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

BiovaxID Treatment and Production Process

BiovaxID is designed to utilize the power of each patient’s immune system and cause it to recognize and destroy cancerous lymphoma B-cells while sparing normal B-cells. Typically, all of a patient’s cancerous B-cells are replicate clones of a single malignant B-cell, and, accordingly, all of a patient’s cancerous B-cells express the same surface antigen idiotype which is absent from non-cancerous cells. BiovaxID is designed to use the patient’s own antigen idiotype from the patient’s tumor cells to direct the patient’s immune system to mount a targeted immune response against the tumor cells. In general, the therapy seeks to accomplish this result through the extraction of tumor cells from the patient, the culturing and growing of a cell culture that secretes idiotype proteins found in the patient’s tumor cells, the production and enhancement of a purified version of the cancer idiotype antigen, and the injection of the resulting vaccine into the patient. By introducing a highly-concentrated purified version of the cancer antigen into the patient’s system, the vaccine is designed to trigger the immune system to mount a more robust response to the specific antigen, in contrast to the comparatively weak and insufficient pre-vaccination response. Because the antigen is specific to the cancerous B-cells and not found on normal B-cells, the immune response should target the cancerous B-cells for destruction and not cause harm to the normal cells.

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

We expect that the initial vaccination will typically commence six months after the patient enters clinical remission following chemotherapy. The vaccine is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with an antigen to stimulate the immune system and increase the response to the antigen. The patient is administered five monthly injections of the vaccine in the amount of .5 milligram of vaccine per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific antigens are used to stimulate the patient’s immune system into targeting and destroying B-cells bearing the same antigen idiotype.

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

Manufacture of BiovaxID

We manufacture BiovaxID at our manufacturing facility in Worcester, Massachusetts, operated by Biovax. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our existing facility in Worcester, although we will likely need to develop additional facilities or utilize third-party contract manufacturers to fully support commercial production for the U.S. markets. To penetrate markets outside of the U.S., we may enter into agreements such as collaborations with well-established companies that have the capabilities to produce the product, licenses, joint ventures or other arrangements to produce and/or market the product in such countries. To facilitate commercial production of the vaccine, we are developing proprietary manufacturing equipment, for which we have filed “AutovaxID™” as a trademark. AutovaxID integrates and automates various stages of vaccine production. We believe that the AutovaxID system will reduce the space and staff currently required for production of the vaccine. In May 2006, we were informed by the FDA that AutovaxID requires no further review by the FDA, allowing us to commence commercialization of the device. On August 7, 2006, we formed a new wholly-owned subsidiary corporation called AutovaxID, Inc., to conduct business of assembling and commercially distributing our AutovaxID instruments from its leased facility in St. Louis, MO.

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

Development Status

In April 2004, the NCI formally transferred sponsorship of the IND for BiovaxID to us, which gives us the right to communicate and negotiate with the FDA relating to the approval of BiovaxID and to conduct the clinical trials for the vaccine. BiovaxID is in a pivotal Phase 3 clinical trial which was started in January 2000 by the NCI. Following the transfer of the IND to us, the trial related functions that continued to be performed at the NCI were largely limited to pathology laboratory services, the operation and maintenance of the small primary trial site and administrative trial oversight through the NCI Data Safety and Monitoring Board (DSMB). On September 25, 2006, we received a communication from the DSMB, expressing its concern raised to the principal investigator over the rate of patient enrollment, our expansion of the trial into international clinical trial sites in Eastern Europe and regarding the pathology laboratory services being conducted at the NCI. At no point has the DSMB raised concerns about the safety of the trial. Based on the concerns as raised, the DSMB recommended that the trial as proposed not continue at the NCI site; however, we are continuing the trial at the remaining approximately thirty clinical sites and plan to add additional sites as well. We, along with the principal investigator, are completing an orderly transfer to a global Data Monitoring Committee. We believe that our trial site at MD Anderson Cancer Center, Houston, Texas, which is presently the most active trial site, will become the new primary trial site. We have identified two highly qualified pathology laboratories, one of which will be selected to provide the on-going pathology laboratory services.

Because we decided to relocate the remaining trial related functions from the NCI to non-governmental commercial facilities outside of the NCI, the CRADA was terminated on November 26, 2006. Under the terms of the CRADA which survived termination, we are obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA. We believe that the termination of the CRADA and the pending transfer of certain trial related functions will not adversely impact the treatment of existing patients, the enrollment of new patients or the overall time line of the trial.

We believe that the relocation of such trial functions away from the NCI will facilitate our plans to expedite the trial including its expansion to additional international clinical trial sites in Eastern Europe and will provide us with greater control over the on-going pathology laboratory functions. As of September 30, 2006, there were 17 clinical sites and 216 patients enrolled in the clinical trial, of which 164 have been randomized to receive BiovaxID or the control.

The following summarizes the results and status of our ongoing, recently completed, and currently planned clinical trials for BiovaxID as of September 30, 2006:

Trial / Indication	Clinical Phase	Study Design	No. of Patients Treated with BiovaxID or Control	Median Time-to-Disease Progression	Status

Trial No. BV301 Indolent follicular B-cell NHL patients in first complete remission following chemotherapy; 5 immunizations over 24 weeks	Phase 3	Randomized, double blind with KLH-treated control group	375 planned	Treatment Phase in progress	Enrolling patients to treatment phase; 216 patients have been enrolled to the trial (164 of which have been randomized to receive BiovaxID or control)

Trial No. T93-0164 Indolent follicular B-cell NHL patients in first complete remission following chemotherapy; 5 immunizations over 24 weeks	Phase 2	Open label, single arm	20	Follow-up period exceeded 9 years as of September, 2006: 45% of patients were disease free at that time and 95% of patients were alive at that time	Treatment phase completed; patients in long-term follow-up

The objective of our Phase 3 clinical study is to measure the efficacy of the active idiotype vaccination in regard to prolongation of the period of disease-free survival when compared to treatment with a control vaccine consisting solely of KLH in patients with B-cell indolent follicular NHL. The patients being treated under this protocol have been diagnosed with previously untreated Stage 2 with bulky adenopathy or 3-4 follicular NHL, Grades I-IIIa, which are the indolent slowly progressing forms of the disease that historically have been incurable. PACE chemotherapy (prednisone, doxorubicin, cytoxan and etoposide) is administered for a minimum of six cycles over approximately seven months until patients achieve their best response. After a six-month waiting period while the patient’s immune system reconstitutes, the patient initiates the vaccination series.

Those patients achieving a complete remission are then randomized to receive treatment with either BiovaxID or placebo (control) in a 2:1 ratio, respectively. Of the 375 patients enrolled who will be in a complete remission (CR/Cru) after chemotherapy, 250 patients are scheduled to be randomly selected, or randomized, for the BiovaxID treatment arm and 125 are scheduled to be randomized to the control arm, KLH-KLH. Of the 250 patients who are scheduled to be randomized to the BiovaxID treatment arm, over 40% have completed the series of vaccinations and are in the follow-up phase of the trial. The patients being treated with BiovaxID have received or are receiving a series of five subcutaneous injections of this therapeutic vaccine administered over a six-month period. Each vaccination is accompanied by a series of four injections of GM-CSF. The primary endpoint of the trial is a comparison between treatment groups of the median duration of disease-free survival measured from the time of randomization to the point of confirmed relapse. Data from the trial are reviewed periodically (at least annually) by an independent safety data monitoring board, and at the June 2006 meeting of this board, no safety concerns regarding the trial were identified. We are seeking to complete enrollment for our Phase 3 clinical trial in 2008. To complete enrollment in that timeframe, we have implemented plans to significantly increase the rate at which we enroll patients. To accomplish our desired rate of enrollment, we opened clinical sites in Russia and in the Ukraine. We have submitted a Protocol amendment to the FDA to potentially add a CHOP-R treatment arm to the trial. CHOP-R is an alternative chemotherapy regimen that includes Rituxan. We have received the verbal approval of this amendment from FDA, and upon formal approval of the amended Protocol, we will commence accrual of patients to the trial who will receive CHOP-R. If implemented, this modification to our amended protocol would increase the number of patients to be randomized from the current number of 375 to 540.

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

In October 2006, we were granted orphan drug designation for BiovaxID by the EMEA, the European Medicines Agency representing 25 EU countries, including France, Germany, Belgium, Italy, Spain, and the United Kingdom. This designation is intended to promote the development of products that may offer therapeutic benefits for diseases affecting less than five in 10,000 people in the European Union (EU). The Commission of the European Union entered BiovaxID into the European Community’s Drug Register for Rare Diseases. This acceptance by the Commission followed the previous recommendation by the Committee on Orphan Medical Products (COMP) of the EMEA that BiovaxID be granted designation as a treatment for a rare disease. The EMEA’s orphan medicinal product designations are based on several criteria that include the rarity and seriousness of the condition, and the availability of other effective therapies. In addition, it is required that an orphan drug product treats disorders inflicting fewer than five in 10,000 people. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized community procedures before and after marketing authorization, and 10 years of market exclusivity following drug approval. We had previously applied to the FDA for orphan drug designation for the use of BiovaxID for the treatment of certain forms of follicular B-cell NHL, but the FDA has determined that BiovaxID is ineligible for orphan drug designation in the absence of further information and clarification. We have no plans to further pursue this designation with the FDA at this time.

In May 2006, we were granted fast track designation for BiovaxID by the FDA. The Food and Drug Administration Modernization Act of 1997 (FDAMA) includes Section 112, “Expediting study and approval of fast track drugs.” This section mandates the Agency to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast track adds to existing programs, such as accelerated approval, the possibility of a “rolling submission” for a marketing application. An important feature of fast track is that it emphasizes the critical nature of close early communication between the FDA and sponsor to improve the efficiency of product development. Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. The Fast Track designation is intended for the combination of a product and a claim that addresses an unmet medical need, but is independent of Priority Review and Accelerated Approval. An applicant may use any or all of the components of Fast Track without the formal designation. Fast Track designation does not necessarily lead to a Priority Review or Accelerated Approval.

Proprietary Rights to BiovaxID

Our proprietary position in the BiovaxID vaccine and production process is based on a combination of patent protection, trade secret protection, and our ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, we have filed a PCT patent application relating to the type of cell media that is used to grow cell cultures in the production of our vaccine. In addition, we have filed a PCT patent application relating to certain features of an integrated production and purification system that we are developing to produce and purify the vaccine in an automated closed system. Our proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. We believe that, without the availability of an automated production and purification system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. An application has also been filed for the registration of the trademark BiovaxID.

On August 30, 2001, we entered into the CRADA with the NCI under which we began the process of assuming control over the ongoing Phase 3 clinical trial being conducted pursuant to NCI’s protocol. Our CRADA with the NCI provided that we would have exclusive ownership rights to any inventions that arose under the CRADA solely through the efforts of our employees, and we had a first option to exclusively license any other technology within the scope of the CRADA that might be developed under the CRADA by the parties jointly or solely by the NCI. The specific scope of the CRADA was the clinical development of hybridoma-based idiotypic vaccines for treatment of follicular B-cell lymphoma. The CRADA also provided for confidentiality obligations with respect to any new data, technology, or inventions that might be patentable. Under the CRADA and for the duration of the CRADA, we were obligated to provide the NCI, at no charge to the NCI, sufficient quantities of the vaccine to enable the NCI to complete its ongoing studies relating to the vaccine. The CRADA was to remain in effect for so long as the development efforts under the CRADA were ongoing, provided that the CRADA could be terminated by either us or the NCI at any time upon at least 60 days prior written notice.

On April 29, 2004, the IND for BiovaxID was formally transferred from the NCI to us, making us, rather than the NCI, the sponsor and responsible party for the ongoing clinical trial. Following the transfer of the IND to us, the trial related functions that continued to be performed at the NCI were largely limited to pathology laboratory services, the operation and maintenance of the small primary trial site and administrative trial oversight through the NCI Data Safety and Monitoring Board (DSMB). On September 25, 2006, we received a communication from the DSMB, expressing its concern raised to the principal investigator over the rate of patient enrollment, our expansion of the trial into international clinical trial sites in Eastern Europe and regarding the pathology laboratory services being conducted at the NCI. At no point has the DSMB raised concerns about the safety of the trial. Based on the concerns as raised, the DSMB recommended that the trial as proposed not continue at the NCI site; however, we are continuing the trial at the remaining approximately thirty clinical sites and plan to add additional sites as well. We, along with the principal investigator, are completing an orderly transfer to a global Data Monitoring Committee. We believe that our trial site at MD Anderson Cancer Center, Houston, Texas, which is presently the most active trial site, will become the new primary trial site. We have identified two highly qualified pathology laboratories, one of which will be selected to provide the on-going pathology laboratory services.

Because we decided to relocate the remaining trial related functions from the NCI to non-governmental commercial facilities outside of the NCI, the CRADA was terminated on November 26, 2006. Under the terms of the CRADA which survived termination, we are obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA. We believe that the termination of the CRADA and the pending transfer of certain trial related functions will not adversely impact the treatment of existing patients, the enrollment of new patients or the overall time line of the trial.

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

Sales and Marketing

As BiovaxID moves closer to potential regulatory approval, we will identify a suitable strategic partner for purposes of collaborating in the marketing and distribution of BiovaxID in the U.S. Alternatively, if we obtain regulatory approval for BiovaxID prior to forming such a strategic relationship, we plan to build a small, highly-focused sales and marketing force to market BiovaxID to oncologists. We believe that a relatively small but highly trained sales force can serve the oncology market in North America due to the limited number of oncologists. There are approximately 8,400 medical oncologists in the U.S. To penetrate oncology markets outside the U.S., we may establish collaborations with companies already positioned in the oncology field to assist in the commercialization of BiovaxID.

Research and Development

During the fiscal years ended September 30, 2006, and September 30, 2005, we spent $10.0 million and $8.6 million, respectively for research, development, clinical trial and other expenses related to the vaccine. Additionally, we spent approximately $2.0 and $1.4 million on research and development relating to our hollow fiber production instruments, disposables and production processes in fiscal 2006 and 2005, respectively.

There are many risks and costs involved in clinical trials. There is no certainty that we will successfully complete the Phase 3 clinical trial. Even if the clinical trial is successful, there is no certainty that the vaccine can be produced at a competitive or acceptable cost or that the vaccine can become an accepted treatment for follicular NHL.

Instruments and Disposables

We are a leader in hollow fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

AutovaxID ™

We are developing AutovaxID-C as a bench-top, self contained hollow fiber cell culture instrument, which automates previously manual functions. When inoculated with cells, the AutovaxID-C monitors and controls their growth using proprietary sensing and feedback technology, for as long as is required and with minimal or no operator input. During this time the instrument collects proteins or other products secreted by the cultured cells and stores them in an integrated temperature controlled compartment. A specific application of the AutovaxID-C is for the growth of hybridoma cells and the collection of secreted monoclonal antibodies. The AutovaxID growth chamber is a sterile, disposable and bar coded module that can be quickly coupled to or removed from the control module. For applications in the field of personalized medicine these chambers enable to production of patient specific biologics in a self contained environment, minimizing the possibility of cross-contamination.

A companion instrument, the AutovaxID-P, is in the final stages of development. The AutovaxID-P is designed to process and purify secreted cell products by affinity chromatography and diafiltration. Like the AutovaxID-C, this instrument is automated and uses sterile disposable cartridges that attach to a control unit. The disposable modules are sealed for sterility and bar coded for ease of tracking and identification. We believe that our AutovaxID instruments will represent an advance in personalized medicine by reducing the possibility of cross contamination, allowing stringent segregation of patient specific batches of biologics. We believe that further advantages of our AutovaxID instruments include reduced manpower requirements, automated batch record generation and improved efficiency in facility design. On December 8, 2006, we established and received funding for a facility in St. Louis, MO for the assembly and distribution of our AutovaxID instruments, being conducted by our AutovaxID subsidiary.

Primer HF ®

The Primer HF ® is a low cost hollow fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

mini Max®

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

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with our instruments. Revenues from such disposable products represented approximately 40% and 47% of our total revenue from this business segment for the fiscal year ended September 30, 2006 and September 30, 2005 respectively.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

For the fiscal years ended September 30, 2006, and September 30, 2005, we received revenue of approximately $4.6 million (approximately 63% of our aggregate revenue) and $3.0 million (approximately 60% of our aggregate revenue), respectively from this business segment.

Cell Culture Products and Services

We manufacture cell culture products such as mammalian and insect cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $1.9 million (approximately 26% of our aggregate revenues) and approximately $1.1 million (approximately 22% of our aggregate revenues) for the fiscal years ended September 30, 2006 and September 30, 2005, respectively.

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

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow fiber technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cell culture products grow inside the tanks in media fluid which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cell culture products are separated from the remaining media fluid. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, we believe that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. We believe that hollow fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as the therapeutic vaccine which we are developing, we believe that hollow fiber technology may be the appropriate cell culture production technology.

Until 2005, our Minneapolis facility housed the National Cell Culture Center, which provided customized cell culture services for basic research laboratories under a contract grant from the National Institutes of Health. We were first designated the National Cell Culture Center in 1990 and we had continuously served as the National Cell Culture Center for more than fifteen years until the expiration of this grant in September 2005, and from September 2005 through June 30, 2006 under an interim grant. The National Cell Culture Center is a non-profit research resource facility established and sponsored by the National Center of Resources for Research of the National Institutes of Health. During the time that we served as the National Cell Culture Center we developed experience in the production of over 1500 unique or common cell lines. We received revenues from the National Institutes of Health in the form of a grant and fees from customers which use the National Cell Culture Center services. For the fiscal years ended September 30, 2006, and September 30, 2005, we received revenue of $0.8 million and $0.9 million (approximately 11% and 18% respectively), of our aggregate revenue, from our business activities as the National Cell Culture Center. As the result of the expiration of this grant, we plan to integrate these activities into our commercial contract manufacturing business.

COMPETITION

We compete with companies developing new drugs and treatments for follicular NHL. We are aware of several companies focusing on the development of active immunotherapies for NHL, including Genitope Corporation, Antigenics, Inc., and Favrille, Inc. None of these companies uses the hybridoma method to produce a patient-specific vaccine, and of these companies, only Genitope and Favrille have a product candidate in Phase 3 clinical trials. Several companies, such as Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan, a monoclonal antibody, and Zevalin and Bexxar, which are passive radioimmunotherapy products. Research for new cancer therapies is intense, and new treatments are being developed by competitors. Many competitors have significantly greater financial resources and expertise in such matters as research and development, manufacturing, preclinical and clinical trials and regulatory approvals. Competitors may have collaborative arrangements with large and established companies. Additionally, we may compete in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment.

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

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow fiber perfusion process and instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have twelve (12) issued United States patents and several foreign counterparts. Additionally, we have filed two patent applications that are pending. The expiration dates of our presently issued United States patents range from January 2007 to November 2017. A list of our active U.S. patents follows:

Patent No.	Title and Inventor(s)	Filing Date/ Issue Date	Expiration Date

4,894,342	BIOREACTOR SYSTEM by Perry W. Guinn	Sept. 22, 1986/Jan. 16, 1990	Jan. 16, 2007

5,656,421	MULTI-BIOREACTOR HOLLOW FIBER CELL PROPAGATION SYSTEM AND METHOD By Timothy C. Gebhard	Feb. 12, 1991/Aug. 12, 1997	Jan 30, 2009 TD

5,998,184	BASKET-TYPE BIOREACTOR by Yuan Shi	Oct. 8, 1997/Dec. 7, 1999	Oct. 8, 2017

5,416,022	CELL CULTURE APPARATUS by Bruce P. Amiot	Oct. 29, 1993/May 16, 1995	Jan 7, 2009 TD

5,330,915	PRESSURE CONTROL SYSTEM FOR A BIOREACTOR by John R. Wilson	Oct. 18, 1991/Jul. 19, 1994	Oct. 18, 2011

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

5,631,006	IMMUNOTHERAPY PROTOCOL OF CULTURING LEUKOCYTES IN THE PRESENCE OF INTERLEUKIN-2 IN A HOLLOW FIBER CARTRIDGE by Georgiann B. Melink	Jun. 7, 1995/May 20, 1997	May 20, 2014

4,973,558	METHOD OF CULTURING CELLS USING HIGHLY GAS SATURATED MEDIA by John R. Wilson	Apr. 28, 1988/Nov. 27, 1990	April 28, 2008

5,202,254	PROCESS FOR IMPROVING MASS TRANSFER IN A MEMBRANE BIOREACTOR AND PROVIDING A MORE HOMOGENOUS CULTURE ENVIRONMENT by Bruce P. Amiot	Apr. 13, 1993/Oct. 11, 1990	Oct. 11, 2010

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

5,622,857	HIGH PERFORMANCE CELL CULTURE BIOREACTOR AND METHOD by Randal A. Goffe	Aug. 8, 1995/April 22, 1997	Feb. 9, 2014

Additionally, we consider trademarks to be potentially important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We have been issued the trademark Biovax ® and have filed the trademark BiovaxID™ in connection with our therapeutic cancer vaccine and the trademark AutovaxID™ in connection with our automated cell culture instrumentation, and we plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, including seeking protection of our trademarks internationally.

GOVERNMENT REGULATION

The Food and Drug Administration, or FDA, has extensive regulatory authority over biopharmaceutical products (drugs and diagnostic products produced from biologic processes). The principal FDA regulations that pertain to our cell production activity include, but are not limited to 21CFR Parts 600 and 610 – General Biological Products and Standards; 21 CFR Parts 210 and 211 – current Good Manufacturing Practices for Finished Pharmaceuticals; 21 CFR Part 820 – Quality System Regulations (medical devices); and 21 CFR Part 58 – Good Laboratory Practice for Non-Clinical Laboratory Studies. FDA’s guidelines include controls over procedures and systems related to the production of mammalian proteins and quality control testing of any new biological drug or product intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products). FDA guidelines are intended to assure that the biological drug or product meets the requirements through rigorous testing with respect to safety, efficacy, and meet the purity characteristics for identity and strength. FDA approvals for the use of new biological drugs or products (that can never be assured) require several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products (biological drug or product) are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

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

HUMAN RESOURCES

As of September 30, 2006, we had 84 full-time employees, including 50 in research and development, 6 in manufacturing and quality control, 8 in contract production services, 2 in marketing and sales, 11 in management, and 7 in finance, accounting, administrative, and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory. None of our employees is covered by a collective bargaining agreement.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

PROPERTIES

We lease approximately 33,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and we continue to occupy this facility on a month-to-month basis. We historically have engaged in development activities for BiovaxID at our Minneapolis facility and have performed certain steps in the BiovaxID production process at this facility. However, we have consolidated all BiovaxID-related production activities into our Worcester facility. For each of the years ended September 30, 2006 and September 30, 2005, we paid rent of $0.3 million.

We lease approximately 17,000 square feet in Worcester, Massachusetts, which we use for contract cell production, offices, storage, and future expansion. We have extended our lease term on this facility through February 28, 2010. For each of the years ended September 30, 2006 and 2005, we paid rent of $0.6 million and $0.5 million, respectively.

We lease approximately 24,000 square feet in St. Louis, Missouri under a three year lease term which we intend to use for our AutovaxID, Inc. subsidiary, which is engaged in the assembly, marketing and distribution of our AutovaxID instruments and associated cultureware. The space is being renovated beginning in early January 2007, and we expect to occupy it for production in mid-summer, 2007.

We anticipate that our facilities will meet our needs during fiscal 2007. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

ITEM 1A CAUTIONARY STATEMENTS AND HIGHLIGHTED RISKS

You should carefully consider the cautionary statements and risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or those we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be materially impacted. In such case, the business opportunity, value and or trading price, if any, of our common stock could decline, and you may lose all or part of your investment.

We have a history of operating losses and expect to incur further losses.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2006 and September 30, 2005, we reported net losses and negative cash flow from operating activities of $13.7 million and $9.7 million and $11.5 million and $10.3 million, respectively. As of September 30, 2006, we have an aggregate accumulated deficit of $52.2 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the clinical trials for BiovaxID. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our financial statements for the 2006 fiscal year indicated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval to market our main product BiovaxID and then commercializing it and our other products. We may not be able to develop and commercialize products. Moreover, our operations may not be profitable even if any of our products under development are commercialized.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of September 30, 2006, we had a working capital deficit of $9.0 million. We expect to continue to incur substantial net operating losses over the next several years, which would imperil our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Aidman, Piser & Company, P.A., indicated, in their report on and in Note No. 2 to our 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As reflected in the accompanying consolidated financial statements, Biovest incurred net losses of $13.7 million and $11.5 million and negative cash flows from operations of $9.7 million and $10.3 million in 2006 and 2005, respectively. Furthermore, the Company has a working capital deficit of $9.0 million at September 30, 2006. In addition, Biovest’s projected cash in-flows from operations for fiscal 2007 are currently projected to be insufficient to finance projected operations without funding from other sources. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable and inter-company demand loans from Accentia as discussed below, and by managing its accounts payable. There can be no assurances in that management will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We will need substantial additional financing but our access to capital funding is uncertain.

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia. The aggregate investment commitment received from Accentia was $20 million, which consisted of cash and a combination of short and long-term notes. In August 2004, we entered into an Amendment to the Investment Agreement with Accentia (the “Amendment”). This Amendment provided that Accentia would use reasonable efforts (without altering the terms of Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note were credited against installments as they became due and payable under the outstanding Promissory Note. As of October 2005, Accentia had advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned us or otherwise paid on our behalf an additional $4.7 million through September 30, 2006, as represented by two secured promissory demand loans. Additionally, we have borrowed funds from third parties and have arranged for financing for our subsidiaries Biovax and AutovaxID. Furthermore, because much of this indebtedness is secured by all of our assets, including the assets of our subsidiaries, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due.

Our ability to continue present operations is dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine and our AutovaxID equipment line. We are exploring various financing alternatives, and have hired investment consultants to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

There is a high risk of failure because we are trying to develop a new anti-cancer vaccine.

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

We might be unable to manufacture our vaccine on a commercial scale.

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

Because the clinical trials for our product will be expensive and their outcome is uncertain, we must incur substantial expenses that might not result in any viable product and our clinical trials could take longer than expected.

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

Completion of clinical trials will take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in reports filed with the Securities and Exchange Commission and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment. These delays may recur. Our commencement and rate of completion of clinical trials could be delayed by many factors, including:

•	inability to manufacture sufficient quantities of materials for use in clinical trials;

•	slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

•	inability to adequately follow patients after treatment;

•	unforeseen safety issues or side effects;

•	lack of efficacy during the clinical trials;

•	interim or final results of ongoing clinical trials;

•	deaths or other adverse medical events involving patients or subjects in our clinical trials

•	governmental or regulatory delays; and/or

•	regulatory or patent issues.

In addition, we may need to delay or suspend our clinical trials if we are unable to obtain additional funding when needed. Clinical trials involving our product candidates may not commence or be completed as forecasted.

Moreover, we have limited experience in conducting clinical trials, and we rely on others to conduct, supervise or monitor some or all aspects of some of our clinical trials. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding.

As a result of these and other factors, our clinical trials may not commence or be completed as we expect or may not be conducted successfully, in which event investors’ confidence in our ability to develop products may be impaired and our stock price may decline.

We cannot predict the impact, if any, that “Fast-Track” status will have on the regulatory approval process for BiovaxID.

The FDA has granted “Fast-Track” review status to BiovaxID, which means that this product may be eligible for expedited review procedures by the FDA. However, we cannot predict the impact, if any, that Fast-Track designation will actually have on the duration of the regulatory approval process for this product candidate, and the FDA may deny regulatory approval of this product candidate notwithstanding its Fast-Track designation.

Failure to enroll patients in our clinical trials may cause delays in developing BiovaxID.

We may encounter delays in development and commercialization, or fail to obtain marketing approval, of BiovaxID if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, and competing clinical trials. We have from time to time experienced, and are currently experiencing, slower-than-expected patient enrollment in our BiovaxID clinical trials. To complete enrollment of our Phase 3 clinical trial for BiovaxID in calendar year 2008, as anticipated, we will need to continue our efforts to significantly increase the rate at which we are enrolling patients in that trial and to increase the number of clinical trial sites. Also, the Phase 3 clinical trial for our BiovaxID vaccine may experience slower-than-anticipated enrollment due to an increasing tendency of physicians to prescribe Rituxan, a monoclonal antibody, as a first line of treatment for NHL instead of chemotherapy, while our clinical trial protocol for BiovaxID requires a patient to first achieve a six-month remission following chemotherapy treatment. The NCI Data Safety Monitoring Board (DSMB) for BiovaxID has expressed concerns about the rate of enrollment in our BiovaxID clinical trial and has therefore recommended that the trials be discontinued at the NCI site. Accordingly, we are transferring the safety and monitoring oversight function in this trial to a new global DSMB and will designate a new principal investigative site. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

In light of the change in the standard of care for initial treatment of NHL, we have also submitted a Protocol amendment to the FDA to add a CHOP-R treatment arm to the trial. CHOP-R is an alternative chemotherapy regimen that includes Rituxan. We have received the verbal approval of this amendment from FDA, and upon formal approval of the amended Protocol, we will commence accrual of patients to the trial who will receive CHOP-R. While we expect that this alternative chemotherapy will significantly increase patient accrual, we cannot guarantee that the enrollment increase will be sufficient to complete trial enrollment in the desire timeframe.

We may experience difficulties in manufacturing BiovaxID or in obtaining approval of the change in manufacturing site from the FDA, which could prevent us from completing our ongoing clinical trials and delay the commercialization of BiovaxID.

Manufacturing BiovaxID is complex and requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing BiovaxID, including:

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in timely shipping of tumor samples to us or in the shipping of BiovaxID to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	destruction of, or damage to, tumor samples or BiovaxID during the shipping process due to the improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or BiovaxID during storage at our facility; and

•	difficulties in ensuring the availability, quality, and consistency of materials provided by our suppliers.

If we experience any difficulties in manufacturing BiovaxID, our ongoing clinical trials may be delayed and commercialization of BiovaxID may be delayed, resulting in delays in generating revenue and increased costs.

In addition, changes to the manufacturing process during or following the completion of clinical trials requires sponsors to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, such as the possible expansion to additional facilities that may be required for successful commercialization of the vaccine, resulting in increased costs.

A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If we demonstrate comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. The FDA will determine if comparability data are sufficient to demonstrate that additional clinical studies are unnecessary. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, our clinical trials or FDA approval of BiovaxID may be delayed, which would cause delays in generating revenue and increased costs.

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market our vaccine.

The extent to which we develop and commercialize our vaccine will depend on our ability to:

•	Complete required clinical trials;

•	obtain necessary regulatory approvals;

•	establish, or contract for, required manufacturing capacity; and

•	establish, or contract for, sales and marketing resources.

Although we have started clinical trials with respect to our vaccine, we have limited experience with these activities and might not be successful in the trials, product development or commercialization.

Competing technologies may adversely affect us.

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our proposed vaccine. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	healthcare companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

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

Our clinical trials for BiovaxID may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our trials.

We are currently engaged in a pivotal Phase 3 clinical trial for BiovaxID. We do not know whether our existing or future clinical trials will demonstrate safety and efficacy sufficiently to result in a marketable product. The safety and efficacy results attained in our pivotal Phase 3 clinical trial for BiovaxID may be less positive than the results obtained in the NCI’s Phase 2 clinical trials for BiovaxID. Because our clinical trials for BiovaxID may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for this product or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidate.

The clinical trials for BiovaxID have demonstrated that certain side effects may be associated with this treatment, and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

A relatively small number of patients in the BiovaxID clinical trials have experienced adverse events, none of which were life-threatening, at the time of vaccine or control administration, but it seems likely from the nature of these events that they were either unrelated to the study or were due to the concomitant administration of the immune stimulant GM-CSF.

Also, skin irritation consisting of redness and induration, or hardening of the tissue, at the site of BiovaxID or control injection has been noted, but this condition has generally lasted only a few days and was limited to skin surrounding the injection site. The NCI Data Safety Monitoring Board (DSMB) for BiovaxID, which historically has reviewed all adverse event reports related to BiovaxID, has not expressed any concerns to date about the safety of the vaccine, although we are transferring the trials to a new global DSMB following concerns raised by the NCI DSMB regarding the rate of enrollment in our BiovaxID clinical trial. We cannot guarantee that our current or future trials for BiovaxID will not demonstrate additional adverse side effects that may delay or even preclude regulatory approval. Even if BiovaxID receives regulatory approval, if we or others identify previously unknown side effects following approval, regulatory approval could be withdrawn and sales of the product could be significantly reduced.

Inability to obtain regulatory approval for our manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

Before we can obtain FDA approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the FDA. Therefore, before we can obtain the FDA approval necessary to allow us to begin commercially manufacturing BiovaxID, we must pass a pre-approval inspection of our BiovaxID manufacturing facility by the FDA. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving our vaccines, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell BiovaxID.

We are currently manufacturing BiovaxID for our clinical trials at our facility in Worcester, Massachusetts. Our manufacturing facility in Worcester is currently subject to licensing requirements of the Massachusetts Department of Public Health. Our facility is subject to inspection by the FDA as well as by the Massachusetts Department of Public Health at any time. Failure to obtain and maintain a license from the Massachusetts Department of Public Health or to meet the inspection criteria of the FDA and the Massachusetts Department of Public Health would disrupt our manufacturing processes, increase costs, and would harm our business. If an inspection by the FDA, the Massachusetts Department of Public Health, or foreign regulatory authorities indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity.

In order to commercialize BiovaxID, we will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, local, and FDA regulations may be higher than we anticipated. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business. In general, the FDA views cGMP standards as being more rigorously applied as products move forward in development and commercialization. In seeking to comply with these standards, we may encounter problems with, among other things, controlling costs and quality control and assurance. Although we believe that our BiovaxID manufacturing facility in Worcester, Massachusetts is currently cGMP compliant, it may be difficult to maintain compliance with cGMP standards as the development and commercialization of BiovaxID progresses, if it progresses. In addition, although we intend to use the Worcester facility for purposes of commercial-scale manufacturing of BiovaxID, the demands and increasingly rigorous cGMP standards that will be applicable to that facility may require us to construct a new and different facility or seek a third-party contract manufacturer for the therapy, which could also cause increased costs.

We and our products are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of our products. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

We have been denied orphan drug exclusivity for BiovaxID, and our competitors may obtain orphan drug exclusivity.

We have applied for orphan drug designation for the use of BiovaxID for the treatment of certain forms of follicular B-cell NHL. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States.

Orphan drug designation must be requested before submitting a Biologics License Application, or BLA. After the FDA grants orphan drug designation to a product, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances such as greater effectiveness, greater safety, major contribution to patient care, or inadequate supply. Even though we have applied for orphan drug status, the FDA has determined that BiovaxID is ineligible for orphan drug designation in the absence of further information and clarification. Although we have successfully achieved the equivalent of Orphan Drug designation in the European Union, we have not yet determined whether we will continue to pursue orphan drug designation for BiovaxID in the U.S. Even if designated as an orphan drug, BiovaxID may not be approved, or may not be approved before other applications, or granted orphan drug exclusivity if approved. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidate before we do or even if we do not obtain such status, in which case we would be excluded from that market if the FDA deems the competitive drug to be the same drug as BiovaxID. Even if we obtain orphan drug exclusivity for BiovaxID, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

We are not able to prevent third parties, including potential competitors, from developing and selling an anti-cancer vaccine for NHL having the same composition of matter as BiovaxID.

Our BiovaxID vaccine is based on research and studies conducted at Stanford University and the NCI. As a result of published studies, the concept of the vaccine and its composition of matter are in the public domain and cannot be patented by us, the NCI, or any other party. We have filed a PCT patent application on the type of cell media that is used to grow cell cultures in the production of our vaccine, and we have filed a PCT patent application on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. However, we cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID.

We are aware of several companies focusing on the development of active immunotherapies for NHL, including Genitope Corporation, Antigenics, Inc., Favrille, Inc., and Large Scale Biology Corporation. We believe none of these companies uses the hybridoma method to produce a patient-specific vaccine, and of these companies, only Genitope and Favrille have a product candidate in Phase 3 clinical trials. Several companies, such as Genentech, Inc., Corixa Corporation, Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan, a monoclonal antibody, and Zevalin and Bexxar, which are passive radioimmunotherapy products. Competition could impair our ability to generate revenue and could increase costs.

We currently depend on a sole-source supplier for KLH, a critical raw material used in the manufacture of BiovaxID, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID.

We currently depend on single source suppliers for critical raw materials used in BiovaxID and other components used in the manufacturing process and required for the administration of BiovaxID. In particular, manufacturing of BiovaxID requires keyhole limpet hemocyanin, or KLH, a foreign carrier protein. We purchase KLH from BioSyn Arzneimittel GmbH, or BioSyn, a single source supplier. We have entered into a supply agreement with BioSyn, pursuant to which BioSyn has agreed to supply us with KLH. The supply agreement has an initial term of three years and is renewable for indefinite additional terms of five years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Under this agreement, BioSyn is not contractually obligated to supply us with the amounts of KLH currently being supplied and necessary for our current clinical trial purposes or for commercialization. There may be no other supplier of KLH of suitable quality for our purposes.

When BiovaxID is administered, the administering physician uses a cytokine to enhance the patient’s immune response, and this cytokine is administered concurrently with BiovaxID. The cytokine used by physicians for this purpose is Leukine® sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF. This cytokine is a substance that is purchased by the administering physician and is administered with an antigen to enhance or increase the immune response to that antigen. The physicians who administer BiovaxID will rely on Berlex Inc., or Berlex, as a supplier of GM-CSF, and these physicians will generally not have the benefit of a long-term supply contract with Berlex. GM-CSF is not commercially available from other sources in the United States or Canada.

Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA.

If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of BiovaxID, could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization of BiovaxID. If we are unable to obtain adequate amounts of these components, our clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different components that may not be as safe or as effective. As a result, regulatory approval of BiovaxID may not be received at all. All these delays could cause delays in commercialization of BiovaxID, delays in our ability to generate revenue from BiovaxID, and increased costs.

Other than BioSyn and Berlex, we are not dependent on any sole-source suppliers.

The NCI is not precluded from working with other companies on developing products that are competitive with BiovaxID.

Our BiovaxID vaccine is based on research and studies conducted at Stanford University and the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, we were a party to a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent follicular NHL. We gave notice of termination of the CRADA in September 2006. Although the NCI transferred sponsorship of the IND for BiovaxID to us in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent follicular NHL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under our prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID. Additionally, through their partnership with the NCI, these companies could develop immunotherapies for other forms of cancer that may serve as barriers to any future products that we may develop for such indications.

The uncertainty of patent and proprietary technology protection and our potential inability to license technology from third parties may adversely affect us.

Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, as well as to operate without infringing, or, if necessary, to obtain rights to, the proprietary rights of others. Our pending patent applications might not result in the issuance of patents. Our patent applications might not have priority over others’ applications and, even if issued, our patents might not offer protection against competitors with similar technologies. Any patents issued to us might be challenged, invalidated or circumvented and the rights created thereunder may not afford us a competitive advantage. Furthermore, patents that we own or license may not enable us to preclude competitors from commercializing drugs, and consequently may not provide us with any meaningful competitive advantage.

Our commercial success also depends in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that we have obtained from third parties permitting us to incorporate technology into our products. It is possible that we might infringe these patents or other patents or proprietary rights of third parties. In the future we might receive notices claiming infringement from third parties. Any legal action against us or our collaborative partners claiming infringement and damages or seeking to enjoin commercial activities relating to our products and processes may require us or our collaborative partners to alter our products, cease certain activities and/or obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners might not prevail in an action, and any license required under a patent might not be made available on commercially acceptable terms, or at all.

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

We also rely on unpatented technology, trade secrets, technical know-how, confidential information and continuing inventions to develop and maintain our competitive position. Others might independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, and we may not be able to protect our rights to our trade secrets. We seek to protect our technology and patents, in part, by confidentiality agreements with our employees and contractors. Our employees might breach their existing proprietary information, inventions and dispute resolution agreements. Accordingly, these agreements may not protect our intellectual property, and our employees’ breaches of those agreements could have a material adverse effect on us.

Our operating results may fluctuate widely between reporting periods.

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

Our contract cell production services are subject to product liability claims.

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

The contract cell production business is highly competitive. Customers can select other cell production facilities, other cell production methods and other cell production instruments. We consider our business environment to be competitive. Many of our competitors are better established with greater capital resources. Historically, our cell production facilities, method and equipment have been primarily used to produce relatively small batches, such as those used in research and development. While we are seeking broader acceptance of our cell production facilities, method and equipment for larger and commercial scale production, we may not be successful in cost effectively penetrating these larger markets.

We had been designated as the National Cell Culture Center or NCCC, by the National Institutes of Health since 1991. This designation is made every approximately five years by the National Institutes of Health. Our grant under this designation expired during the fiscal year ended September 30, 2005, and from September 2005 through June 30, 2006, we continued to provide the same services under an interim grant. As of July 1, 2006, we discontinued activities as the designated NCCC and integrated our NCCC activities into our commercial contract manufacturing business.

If we lose our key personnel or are unable to attract and retain additional personnel, our efforts would be hindered and we might be unable to develop our own products or pursue collaborations.

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

We do not expect to pay any dividends.

We have not declared or paid cash dividends since our inception. We currently intend to retain all of our earnings to finance future growth and therefore do not expect to declare or pay cash dividends in the foreseeable future.

Our tax-loss carryforwards are subject to restrictions.

As of September 30, 2006, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of approximately $39.1 million (which will begin to expire in 2020) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

We are subject to various government regulations.

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

We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be costly and time consuming.

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

Our common stock is quoted on the OTC Bulletin Board.

Our common stock is quoted on the OTC Bulletin Board as opposed to a larger or better accepted market. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

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

The price of our stock may be highly volatile.

The market price for our common stock is likely to fluctuate due to factors unique to us and along with the highly volatile market prices of securities of biotechnology companies. You may not be able to resell shares of our common stock following periods of volatility. In addition, you may not be able to resell shares at or above your purchase price.

Our stock price may be affected by many factors, many of which are outside of our control, which may include:

•	actual or anticipated variations in quarterly operating results;

•	the results of clinical trials and preclinical studies involving our products or those of our competitors;

•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

•	developments in our relationships with other collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	our ability to fund on-going operations;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology industry; and

•	changes in the economic performance or market valuations of other biotechnology companies.

Our principal stockholder is able to exert significant influence over matters submitted to stockholders for approval.

As of December 1, 2006, Accentia beneficially owned or controlled approximately 78% of our outstanding shares of common stock. Accentia exerts significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this annual report that are not purely historical are forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this annual report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this annual report. You should read this annual report and the documents that we reference in this annual report and have filed as exhibits to the annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1B. UNRESOLVED COMMENTS FROM SEC STAFF

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 33,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and we continue to occupy this facility on a month-to-month basis. We historically have engaged in development activities for BiovaxID at our Minneapolis facility and have performed certain steps in the BiovaxID production process at this facility. However, we have consolidated all BiovaxID-related production activities into our Worcester facility. For each of the years ended September 30, 2006 and September 30, 2005, we paid rent of $0.3 million.

We lease approximately 17,000 square feet in Worcester, Massachusetts, which we use for contract cell production, offices, storage, and future expansion. We have extended our lease term on this facility through February 28, 2010. For each of the years ended September 30, 2006 and 2005, we paid rent of $0.6 million and $0.5 million, respectively.

We lease approximately 24,000 square feet in St. Louis, Missouri under a three year lease term which we intend to use for our AutovaxID, Inc. subsidiary, which is engaged in the assembly, marketing and distribution of our AutovaxID instruments and associated cultureware. The space is being renovated beginning in early January 2007, and we expect to occupy it for production in mid-summer, 2007.

We anticipate that our facilities will meet our needs during fiscal 2007. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for equity securities. Since August, 2005, our stock has traded on the OTC Bulletin Board under the symbol, “BVTI.OB”. As of September 30, 2006, we had approximately 74,127,000 shares of common stock outstanding which were held by approximately 500 stockholders of record.

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the OTC Bulletin Board. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2005 (1)
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter (beginning on August 15, 2005)	$3.00	$0.80

Year Ended September 30, 2006:
First Quarter	$0.95	$0.44
Second Quarter	$1.00	$0.45
Third Quarter	$1.80	$0.55
Fourth Quarter	$1.56	$0.77

(1)	Because our common stock was not quoted on the OTC Bulletin Board prior to August 15, 2005, there are no quotations available prior to August 15, 2005.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2006, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

When you read this section of this annual report, it is important that you also read the financial statements and related notes included elsewhere in this annual report. This section of this annual report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the “Risk Factors” section of this annual report.

Overview

On June 16, 2003, pursuant to an Investment Agreement dated April 9, 2003 with Accentia, we had a change in control. For a combination of cash and notes, we issued capital stock representing approximately 81% of our capital stock then outstanding, and a majority of our Board of Directors and our officers were replaced. As of November 30, 2006, Accentia held approximately 78% of our outstanding common stock. Following our change in control, we spent considerable time and effort revising the budget process, making changes in departmental reporting responsibilities, drafting a marketing plan, and seeking ways to more efficiently operate the core business of cell culture and related instrumentation manufacturing, as well as our activities under the CRADA. During the year ended September 30, 2004, we continued advancing the CRADA agreement activities, the process of integration of systems with Accentia, as described below, the upgrade of computer equipment, including manufacturing software for instrumentation, and the transfer to us from the National Cancer Institute of the IND for the vaccine development, which occurred in April 2004. In the fall of 2004, our management team was reorganized. Our current Chairman assumed the duties of Chief Executive Officer and a new Chief Operating Officer was brought in to Biovest to further our efforts in our vaccine development, following the transfer of the IND by the NCI to us as described above. While we made efforts to recast our company more favorably to our customer base in our core business of cell culture manufacturing and instrumentation in the first 18 months after the change in control, through expanding and enhancing our sales force, improving purchase terms and endeavoring to resolve customer relationships, our success in offsetting a perceived negative impact from our prior cash-constrained activities before the investment by Accentia was limited during that timeframe. Many of our marketing opportunities were negatively affected by our shortage of operating capital during the periods before the investment by Accentia. We anticipate that the commencement of commercial sale of our AutovaxID instruments through our AutovaxID subsidiary and the increased revenue from our core business will result in stronger performance from this cell culture products and instrument sales segment of our business in the future.

Prior to the change in control to Accentia, our ability to continue our operations and meet our obligations, including those under the CRADA, was uncertain and was dependent upon our ongoing efforts to obtain funding as required. For the three years prior to our Investment Agreement with Accentia, we met our cash needs by depending on short-term loans convertible into our common stock, and after the transaction with Accentia, some notes were convertible into Accentia common stock. Following the Accentia investment, most of the convertible loans were renegotiated and extended to long-term notes. Following Accentia’s October 2005 initial public offering, convertible notes and accrued interest totaling $3.7 million, representing approximately 75% of the principal and interest accrued on these notes, were converted into Accentia stock at the IPO price of $8.00 per share. The conversion created a liability to Accentia of $3.7 million. In addition, approximately $1.3 million, representing approximately 25% of these notes and accrued interest, converted into our common stock subsequent to October 1, 2005.

Principally through the Accentia Investment Agreement, which was fully funded ($20.0 million) by October 2005, we covered our short-term cash needs from June 2003 through September 2005. The Accentia Investment Agreement is further described below. The Accentia note, as amended, called for two payments of $5.0 million each, on the third and fourth anniversaries of the agreement (June 16, 2006 and 2007 respectively). In August 2004, we entered into a Second Amendment to the Investment Agreement with Accentia (the “Amendment”). This Amendment provides that Accentia would use reasonable efforts (without altering the terms of the Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note will be credited against installments as they become due and payable under the outstanding Promissory Note. In that regard, Accentia funded us amounts in advance of the payment schedule such that $0.7 million remained of the original $20 million investment commitment at September 30, 2005. During the fiscal year ended September 30, 2006, Accentia paid the remaining $0.7 million balance and advanced an additional $4.7 million.

In addition to the Accentia funding as described herein, we anticipate additional external financing to fully fund our vaccine development activities. Our vaccine development activities are, to a significant degree, research and development and we have significant discretionary control over the timing and extent of these activities.

Historical developments

The following describes our history before the acquisition by Accentia:

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

In September 2001, we entered into the CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA include, among other things, a requirement for us to reimburse the NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. On April 27, 2004, the Investigational New Drug Application (“IND”) regarding our vaccine was transferred to us from the NCI, which gives us more direct control over the development of the vaccine and potentially over the timing and amount of direct vaccine development expenses. Subsequent to this transfer, our payment obligations to the NCI under the CRADA were dramatically reduced to approximately $0.2 million per year as a result of our assumption of the direct responsibility for these development activities.

Successful development of the vaccine, if approved by the FDA, from Phase 3 clinical trials through commercialization will commit us to several years of significant expenditures before revenues will be realized, if ever.

In August 2004, we entered into a Biologics Products Commercialization Agreement with Accentia whereby Accentia was to be our exclusive commercialization partner for the vaccine we are currently developing and any other similar products developed or acquired by us. Under that agreement, Accentia was entitled to 49% of our net profits from the sale of biologic products. On October 31, 2006, we entered into a Royalty Agreement with Accentia that terminated and superseded the Biologics Products Commercialization Agreement. The new Royalty Agreement provides that Accentia is no longer our exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, we issued to Accentia five million shares of our common stock, representing the independently appraised value to us of the new agreement.

Current Developments

In the fiscal year ended September 30, 2006, we incurred significant negative cash flows and operating losses primarily as a result of our clinical trial activities. We expect negative cash flow to continue through and potentially beyond fiscal year 2007, due to increasing budgeted costs associated with our ongoing vaccine development activities and related research, development, and clinical trial activities. Accentia has made no firm commitment to make any further advances. We anticipate further losses in fiscal 2007, which we anticipate will be funded by a combination of positive operating margins from our instrument sales and cell culture production operations, the sale of equity or debt securities, strategic collaborations, potential licenses both domestic and foreign, and recognized research funding programs. We are currently exploring various financing alternatives, and have hired investment consultants to assist in these efforts. There can be no assurances that we will be successful in securing such financing on acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail our commercialization efforts.

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

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. In that regard, we wrote off approximately $0.4 million of non-saleable inventory in fiscal 2005. No such writeoffs were deemed necessary in the fiscal year ended September 30, 2006. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for us as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where we have a controlling financial interest or have been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). All significant inter-company balances and transactions have been eliminated.

Results of Operations

REVENUES. Our total sales for the fiscal year ended September 30, 2006, in the core business of contract cell culture manufacturing, instrumentation and cultureware sales, were approximately $7.3 million. This represented an increase in revenue from the year ended September 30, 2005 of $2.2 million or approximately 44%. The overall increase was due to increased contract cell culture manufacturing and instrument hardware sales. Instrument and disposable sales increased to $4.6 million in fiscal 2006 from $3.0 million in fiscal 2005.

GROSS MARGIN. The overall gross margin for the fiscal year ended September 30, 2006 increased to approximately 47% from 26% in the prior year. This was due to improved hardware sales, more optimal product mix and improved production results. Included in cost of sales in fiscal 2005 was an inventory write off of approximately $0.4 million, representing primarily inventory on-hand in the June 2003 Accentia acquisition of a controlling interest in Biovest, and determined in the fiscal 2005 to be obsolete.

OPERATING EXPENSES. Research and vaccine development expenses for fiscal year 2006, compared to fiscal year 2005 increased from approximately $10.0 million in 2005 to approximately $12.0 million in 2006. This was due to increased spending for the BiovaxID Phase 3 clinical trial and continued development of our automated instrument, AutovaxID. Marketing and general and administrative expenses during the fiscal year ended September 30, 2006 increased by approximately $1.0 million or 41% from fiscal year 2005, primarily due to the adoption of adoption of revised accounting standard SFAS 123(R). As discussed above, this standard, which was adopted in October 2005, now requires us to record compensation expense based on the fair value of options awarded. The prior standard (SFAS 123) required disclosure of the fair value and the potential expense, but did not require the actual recording of the expense. During the fiscal year ended September 30, 2006, we incurred stock compensation expense of $0.5 million, compared to $0.0 million during the same period last fiscal year. The remainder of the increase in marketing, general, and administrative expenses came mostly from costs related to increased professional fees.

We participated in a shared-resource concept for accounting, legal, regulatory affairs, human resources (including employee benefits), and information systems with other Accentia-owned companies throughout 2006 and 2005, which allows for greater efficiency in each of these areas critical to management of our company. These costs are allocated based on a specific identification of costs, or percentage of time devoted basis.

OTHER EXPENSE. Total other expense increased from $0.4 million in fiscal 2005 to $1.6 million in fiscal 2006. Interest expense increased from approximately $0.4 million in fiscal 2005 to $1.9 million in fiscal 2006 due to the issuance of the Laurus notes payable and associated discount amortization and expense associated with guarantees. In addition, as a result of the New Markets Tax Credit transaction (see below), we allocated a portion of the Laurus debt to a derivative liability. The derivative liability is valued at the end of each quarter, and adjusted accordingly. Accordingly, in the fourth quarter 2006, we recorded a $0.2 million gain on change in derivative liability in this regard.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2006, we incurred a net loss of approximately $13.7 million. At September 30, 2006, we had an accumulated deficit of approximately $52.3 million and a working capital deficit of approximately $9.0 million. We have been meeting cash requirements through operations of our cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of the Accentia stock subscription receivable and inter-company demand loans from Accentia as discussed below, and by managing accounts payable. Our auditors issued a “going concern” opinion on the financial statements for the year ended September 30, 2006, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern.

During the fiscal year ended September 30, 2006, we received net advances of $4.7 million from Accentia, which included the balance of Accentia’s obligation pursuant to the stock subscription receivable, and which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. The net advances consisted of cash loans, payments directly to third parties and allocated inter-company expenses, accrued interest, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The $4.7 million is evidenced by two secured promissory demand notes.

Laurus financing

On March 31, 2006, we closed a financing transaction with Laurus, whereby Laurus purchased from us a secured promissory note in the principal amount of $7.8 million ($7.5 million net of fees) and a warrant to purchase up to 18,087,889 shares of the our common stock at an exercise price of $.01 per share. The proceeds of the transaction were placed in a restricted account requiring Laurus’ consent before release and was intended to be used in connection with NMTC related financings. On April 26, 2006, $2.5 million of the restricted funds was released in connection with the first NMTC transaction and on August 2, 2006, an additional sum of $2.5 million was released pursuant an amendment to the Restricted Account Agreement and Side Letter Agreement. The final $2.5 million was released in connection with a second NMTC transaction in December 2006, as further described in Note 14 of the audited financial statements.

New Markets Tax Credits

On April 26, 2006, we, through our wholly-owned subsidiary, Biovax, Inc. (“Biovax”), closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the NMTC regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. In the Transaction, Biovax entered into a Convertible Loan Agreement pursuant to which Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11.5 million (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013 and is described in more detail below. In connection with this Transaction, we issued a warrant on April 25, 2006, to Telesis CDE Corporation II, LLC, to purchase up to 1,200,000 shares of common stock at an exercise price of $1.30 per share. The warrant vests as follows: 300,000 shares vest on April 25, 2009, 300,000 shares vest on April 25, 2010, and 300,000 shares vest on April 25, 2011. The warrant expires on April 24, 2015, contains certain piggy-back registration rights, and a cashless exercise provision. The following parties were involved in the Transaction: Biovax, Accentia, Biolender, LLC (“Biolender”), Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus.

Under an Asset Purchase Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid us $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we are required to treat the advance as unrestricted and non-segregated funds provided that we must use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

Previously, on March 31, 2006, in contemplation of the Transaction and other potential NMTC financings and other financings, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.8 million (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between us and Laurus. Accentia, Analytica International, Inc. (“Analytica”) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica, our Company and Biolender to secure the obligations owed to Laurus as a result of the Laurus Note and the Transaction.

In contemplation of the Transaction, we and our parent, Accentia, formed Biolender, LLC as a Delaware limited liability company. On April 27, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for our benefit. In addition, on April 27, 2006, Accentia, our majority shareholder, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender are allocated to Accentia until Accentia receives the return of its capital contribution and then to us until we receive the return of our capital contribution and then proportionately between Accentia and us. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by us and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, we redeemed 10 million shares of our common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequent to the Transaction, on October 31, 2006, we agreed to purchase Accentia’s entire ownership interest in Biolender in consideration of the issuance by us to Accentia of 10 million additional shares of our common stock.

Upon the completion of the funding of Biolender by us and Accentia and receipt of $3.6 million from USBCIC via an equity investment in the Leverage Fund, Biolender and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender made a loan to the Leverage Fund in the principal amount of $8.5 million (the “Leverage Loan”), evidenced by a promissory note dated as of April 25, 2006 payable from the Leverage Fund to Biolender (the “Leverage Note”). The Leverage Note becomes due on October 27, 2013. Biovax Investment Corporation (“Biovax IC”) also contributed an equity investment of $100 as the Leverage Fund manager in return for a .01% ownership interest.

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

The outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest, is due on maturity as follows (i) in cash in the amount of the outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest thereon, if the Leverage Fund received cash distributions from Telesis CDE on October 27, 2013 from loan repayments of Biovax to Telesis CDE, or (ii) in shares of our common stock, if the Leverage fund received shares of common stock from Telesis CDE on October 27, 2013. The number of shares payable shall be determined by dividing the outstanding principal amount on the Leverage Loan, together with all accrued and unpaid interest thereon, by the conversion price as set forth in the CDE Loan.

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

The proceeds of the QEI Contribution were used by Telesis CDE to fund the CDE Loan to Biovax, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. Biovax business is conducted within a United States population census track which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required Biovax to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally know as a recapture event. We and certain directors and/or stockholders of Accentia guaranteed the indemnification by Biovax.

Pulaski Note

On September 5, 2006, we closed a loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, Missouri (“Pulaski”), pursuant to which Pulaski loaned us the sum of $2 million pursuant to an unsecured Promissory Note (the “Note). The following describes certain material terms of the Transaction:

•	Under the terms of the Note, $50,000 of the principal amount was disbursed at the closing to Pulaski to cover closing fees relating to the transaction.

•	The Note will become due and payable on January 5, 2007. The Note can be prepaid by us at any time without penalty.

•	The outstanding principal amount of the Note will bear interest at the rate of the prime rate minus .05% (7.75% per annum initially). Monthly payments of accrued interest only shall be due and payable monthly on the 5th day of each month commencing on October 5, 2006.

•	The Note is an unsecured obligation and is subordinated to our outstanding loan to Laurus Master Fund, Ltd.

•	The Note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors.

•	We issued to Pulaski a warrant (the “Warrant”) to purchase up to 66,667 shares of our Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Warrant will expire on September 5, 2011. Under the terms of the Warrant, Pulaski has piggy-back registration rights for the shares underlying the Warrant.

Our ability to continue our present operations and meet our obligations for vaccine development is dependent upon our ability to continue obtaining significant external funding. As previously discussed, Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned an additional net $4.7 million through September 30, 2006. Additional sources of funding have not been established; however, additional financing is currently being sought from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if it is determined to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, the timing of increased research and development for our non-Hodgkins vaccine, and will be impacted by our planned marketing launch of the AutovaxID instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

Impact of Foreign Sales

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 24% and 40% of total revenue for fiscal years ended September 30, 2006 and 2005, respectively. We expect a moderate decline in foreign sales as a percentage of total sales in fiscal 2006 and expect a modest increase in sales overall. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

Tax Loss Carryforwards

FAS 109 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all our deferred tax assets.

For the tax periods June 17, 2003, through September 30, 2005, we were part of a consolidated federal income tax return that includes Accentia. Due to Accentia’s ownership in the Company being reduced below 80% as of December 7, 2005, we will be required to file separate state and federal income tax returns for the period December 8, 2005 through September 30, 2006. Our income tax provision is calculated on a separate return basis as if we were not part of the Accentia consolidated group.

We have a federal net operating loss of approximately $39.1 million as of September 30, 2006 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million) are subject to these limitations. As such, these NOL’s are limited to approximately $.2 million per year. NOL’s incurred after June 17, 2003 may also subject to restriction.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 has a material effect on our financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS—AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL FOR LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

The FASB has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2006 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term and short-term debt	$10,029,000	$4,253,000	$5,600,000	$—	$176,000
Leases	$1,535,000	457,000	1,078,000	—	—
Employment Agreements	465,000	357,000	108,000	—	—

Total contractual cash obligations	$12,029,000	$5,067,000	$6,786,000	$—	$176,000

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

ITEM 8B. OTHER INFORMATION

NONE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth, as of November 30, 2006, certain information concerning our executive officers and directors:

Name	Age	Position
Steven R. Arikian, M.D.	49	CEO, President, Chairman & Director

Francis E. O’Donnell, Jr., M.D.	56	Vice-Chairman & Director

James A. McNulty, CPA	56	Chief Financial Officer, Secretary

Carl M. Cohen, Ph.D.	60	Chief Operating Officer

Raphael J. Mannino, Ph.D.	59	Director

Peter J. Pappas, Sr.	66	Director

Christopher C. Chapman, M.D.	54	Director

Jeffrey A. Scott, M.D.	48	Director

Robert D. Weiss	56	Director

John Sitilides	44	Director

Ronald E. Osman, Esq	60	Director

Set forth below is biographical information regarding our directors, officers, and key employees:

Steven R. Arikian, M.D., has been a Director of our company since June 2003. Dr. Arikian became our CEO and President in September 2004, as well as Chairman of the Board of Directors since March 2004. Dr. Arikian is a director of Accentia Biopharmaceutical, Inc. (“Accentia”), our parent corporation. Further, since 1997 he has served as the President and a director of Analytica International, Inc. (formerly, The Analytica Group, Inc.), which is a subsidiary of Accentia. He founded The Analytica Group, a global provider of research and communications services to the pharmaceutical and biotechnology industries in 1997. Dr. Arikian began providing pharmaceutical clients with Clinical and Outcomes Research services in 1988. Having held positions of increasing responsibility, he served as President of The Center for Health Outcomes and Economics at Bristol Myers Squibb for three years, where he supervised a staff of over 50 professionals responsible for development of global health outcomes research. He has designed and implemented research projects in the United States, Canada, Latin America and Europe. Dr. Arikian holds a faculty appointment at the Columbia University Mailman School of Public Health. He has also held faculty appointments at the University of Toronto and the University of Kentucky. He is widely published in the peer-reviewed literature and has been a frequent speaker at industry and trade group sponsored meetings on topics including Formulary Management, Pharmaceutical Pricing, Multi-National Health Economic Studies, and Pharmacoepidemiology. Today Dr. Arikian devotes his time to overseeing Accentia’s pharma-services and development companies, including the Company and Analytica.

Francis E. O’Donnell, Jr., M.D., has been a Director of our company since June 2003. Dr. O’Donnell is our Co Vice-Chairman (non-executive). Dr. O’Donnell is the non-executive Chairman, Chief Executive Officer (CEO) and a director of Accentia, our parent corporation since its inception in 2002. He is also the CEO, President, Chairman and a Director of BioDelivery Sciences International, Inc. (“BDSI”) Dr. O’Donnell was the Founder and for more than the last five years has served as managing director of The Hopkins Capital Group (“HCG”), an affiliation of limited liability companies which engage in business development and venture activities. Included in companies in which HCG entities are significant stockholders include Accentia and BDSI. Dr. O’Donnell served as Chairman of Laser Sight Inc. (LASE) a publicly traded manufacturer of advanced refractive laser systems until June 2003. He is co-founder of RetinaPharma Technologies, Inc. which includes Tatton Technologies, LLC and is a co-founder of Biotech Specialty Partners, LLC an alliance of specialty pharmacy and biotechnology companies.

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

James A. McNulty, CPA, has been our Chief Financial Officer and Secretary since June 2003. He has served as CFO for HCG and has served as CFO for other Hopkins Capital portfolio companies including publicly-traded BDSI, and Star Scientific (NASDAQ:STSI). He is currently Secretary/Treasurer of Accentia.

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

Carl M. Cohen, Ph.D., was hired as our Chief Operating Officer in November 2004. Dr. Cohen has more than 25 years of biomedical research and management expertise. Most recently he was Vice President, Research at Acumen Sciences LLC, a life sciences advisory company. There he was responsible for planning and implementation of Acumen’s Discovery Research service offerings. Prior to joining Acumen, he held senior management positions at biotechnology companies in the greater Boston area including Vice President for Research and Development at Creative BioMolecules. Prior to joining Creative BioMolecules, Dr. Cohen served as Chief of the Division of Cellular and Molecular Biology and Acting Chair of the Department of Biomedical Research at St. Elizabeth’s Medical Center of Boston. During that same period, Dr. Cohen also held the positions of Professor of Medicine and Professor of Anatomy and Cellular Biology at Tufts University School of Medicine.

Raphael J. Mannino, Ph.D., has been a Director of our company since June 2003. Dr. Mannino has been the Executive Vice President and Chief Scientific Officer of BDSI since October 2000, and a director since October 2001. Dr. Mannino previously served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BioDelivery Sciences, predecessor to BDSI since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

Peter J. Pappas, Sr., has been a Director of our company since March 2003. Mr. Pappas has for more than the last five years been the President and CEO of P.J. Mechanical Corp., a major air conditioning contractor in the New York City metropolitan area. In addition to his vast experience in construction for the past forty years, Mr. Pappas is a prime real estate developer and investor around the country. He attended NYU as a business administration major. A noted philanthropist, Mr. Pappas is an Archon of the Greek Orthodox Church. He serves the Archdiocesan National Council and as trustee of the privileged Leadership 100 Endowment trust. He is a board member of the Western Policy Center in Washington, D.C., a member of the Board of The Cyprus/American Chamber of Commerce, and the National Chairman of the Cyprus Children’s Fund, a sponsorship program and scholarship award endowment.

Christopher C. Chapman, M.D., has been a Director of our company since March 2004. Dr. Chapman was the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BDSI on a part time basis from October 2000 to November 2004. Dr. Chapman received his M.D. degree from Georgetown University in

Washington, D.C. in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. He was most recently President of Chapman Pharmaceutical Consulting. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments.

Jeffrey A. Scott, M.D., has been a Director of our company since March 2004. Dr. Scott, whose specialty is oncology, currently is the President of P4 Healthcare, a multimedia Healthcare Marketing and Education Company with a focus in Oncology. From 1998 to 2005, Dr. Scott served as the National Medical Director and President of the International Oncology Network, a network of more than 3500 U.S. Private Practice Oncologists headquartered in Baltimore, MD, since 1998, and in that same role for the International Physician Network commencing this year. Dr. Scott was a practicing physician, Partner and CFO of Georgia Cancer Specialists located in Atlanta, GA from 1995 to 2001, acting as CFO for a large practice with over $100 million in revenue and responsible for development of financial programs of practice after merger and corporate buyout by Phymatrix. In this position, Dr. Scott also took responsibility for the development of an extensive Clinical Research program. From 1998 to 2000, he also served as Medical Chief of Staff at Atlanta’s Emory Northlake Regional Medical Center. Dr. Scott’s biotech experience includes his role as a Consultant to Nexstar Pharmaceuticals of Boulder, Colorado, assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies.

His educational background includes a B.S. in Microbiology from the University of Michigan, Ann Arbor, Michigan, and medical education at Wayne State University, Detroit, Michigan and a fellowship in Oncology at University of Texas Health Sciences, San Antonio, Texas. Dr. Scott has Board Certifications from the American Board of Internal Medicine, Internal Medicine, September 1987, and the American Board of Internal Medicine, Medical Oncology, November 1989. He has extensive research and publication credits in the oncology field.

John Sitilides has been a Director of our company since March 2005. Mr. Sitilides is a government relations strategist and Principal at Trilogy Advisors in Washington, D.C, whose successful projects include the accelerated execution of federal agency actions and regulatory corrections, the structured coordination of Washington, D.C. strategic planning, and preparation of political intelligence reports. Mr Sitilides worked in the United States Senate before founding the Western Policy Center, a respected international relations institute, in 1998. He served as Executive Director until its 2004 merger with the Woodrow Wilson International Center for Scholars. He is Chairman of the Wilson Center Southeast Europe Project and the State Department Foreign Service Institute’s Advanced Area Studies program on Greece and Cyprus. He also serves on the Commerce Department Joint Science and Technology Cooperation Advisory Council (Initiative for Technology Cooperation in the Balkans) and on the Board of Trustees of Leadership 100 Endowment Trust. A frequent media commentator on national politics and global affairs, Mr. Sitilides has been interviewed or featured in leading U.S., European and other international broadcast and print media, and has testified before Congress on foreign policy. Mr. Sitilides received his Master’s Degree in International Affairs at the Columbia University School of International and Public Affairs in 1986, with specialization in International Security Policy, International Political Economy, and Western European Affairs, and his Bachelor’s Degree in Political Science from Queens College in 1983.

Robert D. Weiss, has been a Director of our company since March 2004. Mr. Weiss has an outstanding and diverse background in the fields of investment banking, merchant banking, asset management, marketing and finance. His experience includes his current position since December 2000 as a Principal in Athena Capital Partners, Inc., an investment banking group specializing in seed and A-round investors, and for more than the past five years as President of Atlantic American Partners, a merchant banking group subsidiary of Atlantic American Holdings, as well as previous positions as Senior Vice President of Communications Equity Associates, Senior Vice President at Paine Webber, Inc., and Executive Vice President/Chief Operating Officer at Zurich Investment Management, all involving leadership roles in merchant banking, private equity funding and asset management operations. Mr. Weiss’ prior business experience gives him a strong background in marketing and general business management. Mr. Weiss received his B.S. Degree from the United States Military Academy at West Point in 1971, with Concentrations in Math, Engineering, and Science, and obtained an MBA from Boston University in 1975. He served in the United States Army from 1971 to 1978 as an Aide-de-Camp to a Major General, Hospital Comptroller, and Company Commander.

Ronald E. Osman, Esq. was appointed by our Board of Directors on November 2, 2006 to serve as an interim Director until the next annual meeting of stockholders. Mr. Osman is the founder, president and senior partner of the law offices of Ronald E. Osman & Associates, Ltd. Mr. Osman established the practice in 1979. The firm concentrates on actions brought under the Federal False Claims Act as well as actions concerning commercial law and personal injury. The firm maintains offices in Marion, Illinois and Dongola, Illinois. After receiving a Bachelor of Science in Agriculture/Economics from the University of Illinois in 1968, Mr. Osman joined the United States Marine Corp, where he served as an officer from 1969 to 1972. In 1976, Mr. Osman began law school at Southern Illinois University. Mr. Osman completed his law degree in two and one half years and received his Juris Doctorate from Southern

Illinois University in 1979. Mr. Osman has been actively engaged in the practice of law since that time. In addition to his law practice, Mr. Osman operates a farming business, grain elevator, an oil production business, and a motel enterprise. He is a member of Illinois Bar Association, Illinois Trial Lawyers Association, and National Health Lawyers Association. He also serves as a Member of the Board of Dongola Clinic and is a Founding Member of Rural Health, Inc.

Committees of the Board

There are currently three standing committees of the Board of Directors. The Audit Committee which reviews the engagement of the Company’s independent accountants, reviews annual financial statements and considers matters relating to accounting policies and internal control and reviews the scopes of audits, practices and procedures to ensure that the legal and fiduciary responsibilities of the Board are satisfied, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and Raphael Mannino, Ph.D. with Mr. Weiss serving as Chairman of that committee. The Governance Committee, which performs the functions of developing criteria for director selection, identifying and recommending to the full board of directors the director-nominees to stand for election at annual meetings of the stockholders, and recommending to the board of directors our corporate governance principles, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and John Sitilides. The Compensation Committee, which performs the functions of recommending and approving salaries, incentive compensation, and equity-based plans for our executive officers and managers and reviewing corporate goals and objectives relative to executive compensation, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and John Sitilides. The Board of Directors has determined that Robert D. Weiss is an audit committee financial expert within the meaning of the Securities and Exchange Commission (SEC) regulations and that Robert D. Weiss, Jeffrey A. Scott, M.D., John Sitilides and Raphael J. Mannino, Ph.D. are independent as defined by applicable SEC rules and regulations and Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

Director Compensation

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) directors receive reimbursement of expenses, (ii) an annual grant of options to purchase shares of common stock at 110% of market value at the time of the option grant: 60,000 option shares for Board membership, 15,000 option shares for serving on a committee of the Board and 15,000 option shares for chairing any committee of the Board. The director compensation stock options outstanding as of November 3, 2006 are set forth below, with additional grants being paid or payable after November 3, 2006.

Options to Directors (all at 110% of market value/share)

NAME	# of Options
Steven R. Arikian, M.D. (Chairman)	75,000
Francis E. O’Donnell, M.D.	60,000
Raphael J. Mannino, Ph.D. (Audit Comm.)	75,000
Peter J. Pappas	60,000
Christopher C. Chapman, M.D.	60,000
Jeffrey A. Scott, M.D. (Audit, Governance, Compensation Comm.)	105,000
Nicholas J. Leb*	60,000
Martin G. Baum*	60,000
Robert D. Weiss (Audit Chairman, Governance, Compensation Comm., Lead Independent Director)	180,000
John Sitilides (Governance and Compensation Comm.)	90,000
Ronald E. Osman**	60,000

*Resigned	from Board of Directors, effective October 31, 2006.
**	Elected to the Board of Directors on November 2, 2006.

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

Compensation Committee Interlocks and Insider Participation

The following interlocking director relationships exist between our executive officers and our parent corporation, Accentia: Dr. Steven Arikian, our Chairman and CEO, serves as a member of the board of directors of Accentia. Accentia’s Chairman and CEO, Dr. Frank O’Donnell, serves as our Vice-Chairman and is a member of our board of directors. None of our executive officers is a member of the Compensation Committee of any company in which any director or executive officer is a member of our board of directors.

Code of Ethics

We adopted a written Code of Ethics for our chief executive officer and chief financial officer.

ITEM 10

Executive Compensation

The following tables provide information regarding the compensation earned by, options granted to and exercised by our Chief Executive Officer and our 4 other executive officers during the fiscal year ended September 30, 2006.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(8)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)
Steven Arikian, M.D. (1)	2006	$191,000	—	—	500,000
Chief Executive Officer and Director	2005	168,000	—	—	225,000
	2004	—	—	—	—
Carl Cohen, PhD (2) Chief Operating Officer	2006 2005 2004	$254,000 191,000 —	23,000 11,500 —	— — —	333,333 — —
Stephane Allard, MD (3)	2006	$200,000	—	800,000	—
Former Chief Executive Officer & Former Director	2005	275,000			20,000
	2004	280,000	—	—	20,000
James McNulty, CPA	2006	$138,000	—	—	500,000
Chief Financial Officer	2005	120,000		—	—
	2004	110,000	—	—	500,000
Mark Hirschel, Ph. D	2006	$187,000	—	—	19,375
Chief Scientific Officer (4)	2005	182,000			—
	2004	182,000	—	—	—

(1)	Dr. Arikian became our Chief Executive Officer in fiscal 2005
(2)	Dr. Cohen became our Chief Operating Officer in fiscal 2005
(3)	Dr. Allard became Chief Executive Officer on June 16, 2003. He resigned from that position on September 7, 2004, and his compensation continued in part in 2006 pursuant to his termination agreement. All options listed in this compensation table for Dr. Allard were cancelled as part of the termination agreement.
(4)	Dr. Hirschel became our Chief Scientific Officer during the fiscal year ended on September 30, 2002.

Option Grants During Fiscal Year Ended on September 30, 2006

The following table sets forth information as to stock options and warrants granted to all named executive officers during the fiscal year ended September 30, 2006. Except as otherwise indicated, these options vest at a rate of 1/3 upon grant, and 1/3 on each of the next two subsequent anniversaries of the option grant.

Option/SAR Grants in Last Fiscal Year

Name	Options Granted	Individual Grants		Market Price ($/Sh) on date of grant	Expiration Date
		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)
(a)	(b)	(c)	(d)		(e)
Steven Arikian, M.D.	500,000	19.6%	$0.72	$0.65	2/10/2016
Carl Cohen, PhD	333,333	13.1%	$0.72	$0.65	2/10/2016
James McNulty, CPA	500,000	19.6%	$0.72	$0.65	2/10/2016
Mark Hirschel, PhD	19,375	0.7%	$0.70	$0.70	3/2/2016

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

None of our named executive officers exercised stock options during fiscal 2006. Set forth below is certain information about the number and value of unexercised stock options held by such officers as of the end of fiscal 2006.

Name Principal Position	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options SARs at Fiscal Year-End (#) Excercisable/ Unexercisable	Value of Unexercised In-the-Money Options SARs at Fiscal Year-End ($) Exercisable/ Unexercisable
(a)	(b)	(c)	(d)	(e)
Steven Arikian, Chief Executive Officer and director	—	—	816,665/333,335	$412,499/$110,001
Carl Cohen, Chief Operating Officer	—	—	111,110/222,223	$36,666/$72,334
Mark Hirschel, Chief Scientific Officer	—	—	196,449/32,916	$24,261/$15,521
James McNulty, Chief Financial Officer	—	—	583,331/416,669	$284,166/$155,834

Equity Incentive Plan

Our 2000 Stock Option Plan (“Plan”), approved by our stockholders and board of directors effective July 19, 2000, authorizes awards of incentive stock options or non-qualified stock options to employees, directors, and consultants of our company, our subsidiaries and affiliates. The purposes of the Plan are to encourage and enable employees, directors, and consultants to acquire a proprietary interest in the growth and performance of our company, to generate an increased incentive for key employees and directors to contribute to our future success and prosperity, thus enhancing the value of our company for the benefit of our stockholders, and to enhance the ability of our company to attract and retain key employees and directors who are essential to progress, growth, and profitability. A total of 7,000,000 shares of our common stock may be granted under the Plan, limited to 1,000,000 shares per employee per calendar year.

On November 2, 2006, our Board of Directors adopted the 2006 Biovest Equity Incentive Plan, subject to approval by a majority of stockholders at the Company’s next Annual Meeting (the “2006 Plan”). Under the 2006 Plan, if approved by the stockholders, the number of shares available for grant under the Plan and the 2006 Plan will increase to a total of 20,000,000.

The Plan is administered by a committee appointed by our Board. All members of such a committee must be non-employee directors and outside directors, as defined in the Plan. Subject to the limitations set forth in the Plan, the administrator has the authority to grant options and to determine the purchase price of the shares of our common stock covered by each option, the term of each option, the number of shares of our common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The administrator establishes the option exercise price, which in the case of incentive stock options, must be at least the market price (as such term is defined in the Plan) of our common stock on the date of the grant or, with respect to optionees who own at least 10% of the total combined voting power of all classes of our stock (a “10% Stockholder”), 110% of the market price on the date of the grant.

Options granted under the Plan are generally not transferable by the optionee except by will or the laws of descent and distribution, or pursuant to written agreement approved by the administrator relating to any non-qualified stock options in any manner authorized under applicable law. Except as provided in the applicable stock option agreement, options must be exercised within 60 days of termination for any reason other than disability, retirement, or death, within one year of termination by disability or retirement, or by a designated beneficiary within two years of death.

Except as provided to the contrary in the option agreement, options granted under the Plan vest in one-third annual increments beginning on the grant date of the option. In no event may an incentive stock option be granted more than 10 years from the effective date of the plan, be exercised after the expiration of 10 years from the grant date, or five years from the grant date in the case of a 10% Stockholder.

Incentive stock options may not vest for the first time with the respect to any optionee in a calendar year with a market price exceeding $100,000. Any option grants that exceed that amount shall be automatically treated as nonstatutory stock options.

The Plan may be suspended, terminated, modified, or amended by our board, but no such suspension, termination, modification, or amendment may adversely affect the terms of any option previously granted without the consent of the affected optionee, and any amendment will be subject to stockholder approval to the extent required by applicable law, rules, or regulations.

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plan. As of September 30, 2006, Biovest had options to purchase 6,366,141 shares of common stock outstanding and exercisable at a weighted average price of $0.73 per share.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by any percentage the participant elects, up to statutorily prescribed annual limits, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan also permits us, in our sole discretion, to make employer matching contributions equal to a specified percentage (as we determine) of the amount a participant has elected to contribute to the plan, and/or employer profit-sharing contributions equal to a specified percentage (as we determine) of an employee’s compensation.

Employment Agreements and Change in Control Arrangements

We have entered into employment agreements with Carl Cohen, Ph.D., our Chief Operating Officer. Additionally, all of our directors and officers have executed confidentiality and non-compete agreements with us.

The Employment Agreement between us and Carl Cohen, Ph.D., effective January 1, 2006, has a three year term and provides for an initial base salary of $247,100 annually, a bonus of up to thirty percent (30%) of his base salary based upon company performance and achievement of personal objectives as established in the discretion of our Board of Directors, and the grant of options to purchase 333,333 shares of our common stock. Pursuant to his Employment Agreement, Dr. Cohen is to perform the duties of Chief Operating Officer or such other or additional duties as may be assigned from time to time by the Chief Executive Officer or the Board of Directors. The Employment Agreement may also be terminated by either us or Dr. Cohen upon 30 days’ written notice. In the event of termination by our company, termination payments shall be paid by us in an amount equal to Dr. Cohen’s base salary plus full health and insurance benefits in effect at the time of termination for a period of the lesser of 180 days or the remaining term of employment under the Employment Agreement following notice of termination. Additionally, in the event that Dr. Cohen’s position or responsibilities are materially diminished or the location of Dr. Cohen’s primary residence is required to be changed either as a result of a change in control of our company or other circumstances, Dr. Cohen will have the option of either accepting a new employment agreement or of terminating his employment with our company. In the latter case, we will provide Dr. Cohen with a severance payment equivalent to his then full salary plus benefits for a period of the lesser of 180 days or the remaining term of employment under the Employment Agreement. The termination payment shall be subject to normal withholding, and shall be paid in cash in monthly increments over the termination payment term. However, in the event that the termination of employment is “for cause,” including without limitation for criminal conduct, violation of our Code of Conduct, or violation of our Insider Trading Policy, then the termination payment shall not be made and Dr. Cohen shall be paid only through the date of termination.

This employment agreement, along with those entered into with certain employees, are attached as Exhibits hereto (by reference to previous filings).

Limitation of Liability and Indemnification of Officers and Directors; Insurance

Our Amended Certificate of Incorporation and Bylaws provide that we shall indemnify, to the full extent authorized by Sections 102(b)(7) and 145 of the General Corporation Law of the State of Delaware, any person with respect to any civil, criminal, administrative or investigative action or proceeding instituted or threatened by reason of the fact that he, his testator or intestate, is or was a director or officer of our company or any predecessor of our company, is or was serving at the request of our company or a predecessor of our company as a director or officer of another corporation, partnership, joint venture, trust or other enterprise.

Section 145 of the General Corporation Law of the State of Delaware authorizes the indemnification of directors and officers against liability incurred by reason of being a director or officer and against expenses (including attorneys fees) in connection with defending any action seeking to establish such liability, in the case of third-party claims, if the officer or director acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and if such officer or director shall not have been adjudged liable for negligence or misconduct, unless a court otherwise determines. Indemnification is also authorized with respect to any criminal action or proceeding where the officer or director had no reasonable cause to believe his conduct was unlawful.

In accordance with Section 102(b)(7) of the General Corporation Law of the State of Delaware, our Amended Certificate of Incorporation eliminates the personal liability of directors to us and to stockholders for monetary damage for violation of a director’s fiduciary duty of care. Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by the General Corporation Law of the State of Delaware, and further provide for advancement of expenses to directors and officers prior to final disposition of a matter unless a quorum of disinterested directors (or independent legal counsel if such a quorum is unobtainable or such a quorum so directs) determines, based on the facts then available, that (a) such director or officer acted in bad faith or deliberately breached his duty to us or our stockholders and (b) as a result of such actions, it is more likely than not that it will be ultimately determined that such director or officer is not entitled to indemnification. Our Bylaws, as amended, provide that such indemnification is not exclusive of indemnification pursuant to indemnification agreements with any of its directors and officers or otherwise.

We also maintain a policy of directors’ and officers’ liability insurance to indemnify our directors and officers with respect to actions taken by them on our behalf.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of shares of our common stock as of November 15, 2006 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 1, 2006 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
Steven Arikian (5) 151 Beach 147th Street Neponsit, NY 11694	CEO, President & Director	921,210	0.98%

Peter J. Pappas, Sr. 135 W. 18th Street, Second Floor New York, NY 10011	Director, 5% Stockholder	1,201,333	1.28%

Francis E. O’Donnell, Jr. (6) 709 The Hamptons Lane Town and Country, MO 63017	Vice Chairman, Director, 5% Stockholder of Parent	779,545	0.83%

James A. McNulty (7) 4419 West Sevilla Street Tampa, FL 33629	Chief Financial Officer, Secretary	666,665	0.71%

Robert D. Weiss 2918 Bayshore Trails Drive Tampa, FL 33611	Director	235,000	0.25%

Jeffrey A. Scott 2 Spring Forest Court Owings Mills, MD 21117	Director	170,000	0.18%

Raphael J. Mannino 518 Lannon Lane Glen Gardner, NJ 08826	Director	135,000	0.14%

Christopher C. Chapman 800 Falls Lake Drive Mitchellville, MD 20721	Director	120,000	0.13%

Carl Cohen, PhD 377 Plantation Street Worcester, MA 01605	Chief Operating Officer	111,110	0.12%

Mark Hirschel (8) 8500 Evergreen Blvd., NW Minneapolis, MN 55433	Chief Scientific Officer	247,122	0.26%

Accentia Biopharmaceuticals, Inc. (4) 324 S. Hyde Park Avenue Suite 350 Tampa, FL 33606	5% Stockholder	73,115,818	77.67%

John Sitilides 8121 Dunsinane Court McLean, VA 22102	Director	120,000	0.13%

Ronald E. Osman 1602 Kimmel Street Marion, IL 62959	Director	659,909	0.69%

Laurus Master Fund, Ltd. (9)	5% Stockholder	28,087,889

All officers and directors as a group		5,557,894	5.90%

(1)	Unless otherwise indicated, the address of each person listed is 324 S. Hyde Park Ave, Suite 350, Tampa, FL 33609.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants and options and the conversion of convertible securities. Except as otherwise reflected, each beneficial owner’s percentage ownership is determined by assuming that options, warrants, and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date of this filing have been exercised or converted. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(3)	Calculated on the basis of 94,130,775 shares of stock outstanding as of November 15, 2006, consisting entirely of common stock.
(4)	Holders of greater than 10% of the outstanding stock of Accentia are Hopkins Capital Group, LLC., and MOAB Investments LP.
(5)	In addition to serving as a CEO, President and Chairman of our Company, Dr. Arikian also serves as a Director of Accentia, which is the record owner of 53,115,818 shares of our stock. In the foregoing table, Dr. Arikian’s ownership includes options to purchase 650,000 shares of our common stock, all of which will be exercisable within 60 days of this filing.
(6)	In addition to serving as Vice Chairman of the Board of Directors of our company, Dr. O’Donnell also serves as Chairman of the Board of Directors of Accentia, which is the record owner of 53,115,815 shares of our stock. In the foregoing table, Dr. O’Donnell’s ownership includes 40,000 options to purchase shares of our common stock, all of which are currently exercisable. Dr. O’Donnell is the Manager of Hopkins Capital Group, LLC (HCG) which is a principal stockholder of Accentia, and in that regard, 679,545 shares are included in Dr. O’Donnell’s ownership as a result of issuance of a guarantee warrant to HCG
(7)	In addition to serving as CFO and Secretary of our company, Mr. McNulty also serves as a Corporate Treasurer and Secretary of Accentia which is the record owner of 53,115,815 shares of our stock. In the foregoing table, Mr. McNulty’s ownership includes 500,000 options to purchase shares of our common stock, of which 416,666 are currently exercisable.
(8)	Dr. Hirschel owns 50,663 shares of common stock as well as options to purchase 229,375 shares of common stock, of which 196,459 are currently exercisable.
(9)	Includes warrant to purchase 18,087,889 shares of common stock from us, and a warrant to purchase 10,000,000 shares of our common stock from Accentia Biopharmaceuticals, Inc., each of which will be exercisable within the next sixty days.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	6,366,141	$0.73	633,859
Employee equity compensation plan to voted upon during next shareholder meeting	N/A	N/A	19,366,141

Total	6,366,141		20,000,000

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own 10% or more of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to identify any person subject to this requirement who failed to file any such report on a timely basis. Based upon our review of the reports it has received, we believe all filings required to be made by executive officers, directors and 10% stockholders under Section 16(a) during fiscal year 2006 have been filed with the Securities and Exchange Commission; however, the following persons did not file such reports on a timely basis:

Steven R. Arikian: Form 5

Francis E. O’Donnell, Jr.: Form 5

Christopher C. Chapman: Form 5

John Sitilides: Form 5

Jeffrey A. Scott: Form 5

Martin G. Baum: Form 5

Nicholas Leb: Form 5

Robert D. Weiss: Form 5

Peter J. Pappas, Sr.: Form 5

Raphael J. Mannino: Form 5

Accentia Biopharmaceuticals, Inc.: Form 3, Form 4, Schedule 13D/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 10, 2003 we entered into an Investment Agreement with Accentia. The Investment Agreement closed on June 16, 2003. As a result, Accentia acquired approximately eighty-one per cent of our capital stock for a purchase price of $20.0 million. A portion of the purchase price was paid by promissory notes. ,Our need for funding exceeded the payments as scheduled under these promissory notes and in August 2004, we entered into an amendment to our Investment Agreement under which Accentia agreed to use reasonable efforts to make advances to us as inter-company loans, to become due and retired as payments become due under the original Investment Agreement. Amounts advanced prior to their due date are covered by a Line of Credit Promissory Note (“LOCPN”), and the outstanding balance under this LOCPN is secured by a security interest in all of our assets. As of September 30, 2006 all amounts due under the Investment Agreement had either been paid timely or advanced. Subsequently, we required additional funding and through November 30, 2006, we borrowed an additional $6.9 million from Accentia in the form of an inter-company demand indebtedness. All sums owed pursuant to this demand indebtedness are secured by a security interest in all of our assets.

As part of the Investment Agreement, we granted to Accentia the first right of refusal to acquire additional shares to maintain its percentage ownership in the event we issue shares. Pursuant to this agreement, Accentia acquired 1,278,947 shares of our common stock as a result of the warrant exercise by Julian Casciano and 17,902,062 shares of our common stock as a result of the cashless warrant exercises described below. Pursuant to the terms of the First Right of Refusal Agreement, Accentia’s purchase price for these shares was equal to the gross purchase price paid for the issuance of the triggering shares. The amounts owed to us by Accentia for these exercises were applied against the intercompany demand notes. On October 31, 2006, we entered into a Termination Agreement with Accentia under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement. In consideration of Accentia’s termination of the First Right of Refusal Agreement, we issued to Accentia five million shares of our common stock.

We use services provided by Accentia. These services include administrative, human resource, legal and accounting facilities and personnel maintained by Accentia. Additionally, in August 2004, we entered into a Biologic Products Commercialization Agreement making Accentia our exclusive commercialization partner for all biologics products, including BiovaxID. The Agreement provided that, for so long as Accentia owned fifty one percent or more of our outstanding capital stock, we were only required to reimburse Accentia for direct and indirect expenses. Should Accentia own less than fifty one percent of our outstanding capital stock, we would be required to pay scheduled compensation for these services. These commercialization services included allocated consulting services with regard to our clinical trial, assistance with the development of BiovaxID and AutovaxID, product positioning, pricing and other matters regarding our cell culture production services and instruments and our vaccine. These commercialization expenses and other services, and general and administrative expenses paid by Accentia for our benefit were treated as inter-company advances made to us by Accentia and are included in the loans discussed above. Whenever possible charges paid by Accentia on behalf of the Company were specifically identified and charged to the Company through the inter-company account. Other direct and indirect costs were allocated to the Company using a pro-rata or percentage-of-time basis which management believes is reasonable. In addition we incurred $0.4 million interest expense relating to the demand notes, during the year ended September 30, 2006.

Under the Biologics Products Commercialization Agreement, Accentia would also be entitled to 49% of our net profits from the sale of biologics products, should their ownership drop below 51%. There were no profits allocable to Accentia under this agreement during the years ended September 30, 2005 and 2006. On October 31, 2006, we entered into a Royalty Agreement with Accentia that terminated and superseded the Biologics Products Commercialization Agreement. The new Royalty Agreement provides that Accentia is no longer our exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, we issued to Accentia five million shares of our common stock, representing the independently appraised value to us of the new agreement.

On September 30, 2005, we entered into agreements with fourteen holders of outstanding Secured Convertible Promissory Notes (the “Notes”) providing for the modification of the terms of their respective Notes. These fourteen holders collectively represent $5.0 million of the total $5.7 million in aggregate principal and accrued but unpaid interest under the Notes outstanding as of September 30, 2005. Under the modifications to the Notes, the fourteen note holders agreed that their Notes, including interest thereunder, would automatically convert into our common stock on the earlier of (i) December 1, 2005 or (ii) 30-days after an initial public offering by Accentia Biopharmaceuticals, Inc. The Notes held by these fourteen note holders were convertible into either our common stock or Accentia common stock, at the option of the holder. Also as a part of these modifications to these Notes, certain note holders agreed to increase the conversion price of their respective Notes. Nine of these note holders converted their notes with an aggregate principal and interest value of $1.3 million into 1,669,900 shares of our common stock.

Five of these note holders converted the outstanding principal and interest on their notes, in the aggregate amount of approximately $3.7 million, into 0.5 million shares of common stock of Accentia. As a result of this conversion, we are indebted to Accentia for inter-company demand debt of $3.7 million. One of the note holders electing to convert into Accentia common stock is a current director and two others are our former executive officers and directors.

On September 30, 2005, we entered into agreements with thirteen holders of warrants to purchase our common stock, including the holders of warrants discussed above, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of our common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 8.6 million shares, or 4.4 million additional shares, of our common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. We issued 4,199,249 shares of common stock to these warrant holders. One of these warrant holders is our current director, and three others are former directors.

On September 30, 2004 we entered into a Master Services Agreement and Project Addendum agreement with PPD Development LP (hereinafter “PPD”). PPD, a Contract Research Organization, will perform a wide range of services in the conduct and data management of the ongoing Phase 3 clinical trial of BiovaxID, our personalized therapeutic vaccine for indolent follicular non-Hodgkin’s lymphoma. The services to be performed by PPD include identification, recruitment and qualification of additional clinical trial sites to accelerate the pace of the patient enrollment into the trial, facilitation of patient enrollment, coordination of data and information management services, and regulatory compliance functions, among others. The agreement with PPD may be terminated by us at any time upon 30 days notice. PPD is a shareholder of Accentia. For the fiscal years ended September 30, 2006 and 2005, we incurred expense of $0.9 million and $1.4 million, respectively in this regard. Additionally, $0.7 million was owed PPD at September 30, 2006 and is included in the Accounts Payable in the September 30, 2006 balance sheet.

On June 1, 2005, our former Chief Marketing Officer, Julian Casciano, exercised an option to purchase for cash 300,000 shares of our common stock for $.50 per share for an aggregate purchase price of $150,000.

On November 8, 2005, we entered into a termination compensation agreement with our former CEO and director, Stephane Allard, M.D. Under this agreement, in full and complete settlement of any and all outstanding obligations and rights to compensation of any type, we agreed to pay Dr. Allard the sum of $0.2 million in bi-weekly installments at the same rate as his former base salary rate, and further issued to Dr. Allard 800,000 shares of our restricted common stock. Dr. Allard surrendered and canceled all outstanding qualified stock options previously granted to him by us. As part of this agreement, Dr. Allard submitted his resignation as our director, effective as of September 23, 2005, and we exchanged general Releases with Dr. Allard. All payments required pursuant to this termination compensation agreement have been made as of September 30, 2006.

In February 2006, we entered into a settlement agreement of all claims arising from the litigation filed by Dr. Robert Pfeffer, which had been pending in the United States District Court for the Southern District of New York. We agreed to pay Dr. Pfeffer a total of $0.2 million, payable by promissory note in 16 equal monthly installments commencing on March 1, 2006, in full satisfaction of any and all claims to compensation made by Dr. Pfeffer, and the parties exchanged mutual general releases.

On April 26, 2006, we, through our wholly-owned subsidiary, Biovax, closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the NMTC regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. In the Transaction, Biovax entered into a Convertible Loan Agreement where Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11.5 million (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013 and is described in more detail below. The following parties were involved in the Transaction: Biovax, Accentia, the Company’s majority shareholder, Biolender, Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus. In connection with the NMTC financing, four Accentia common stockholders, three of whom are also Accentia Board members, pledged personal assets guaranteeing certain of our obligations regarding the series of transactions and program requirements. As consideration for these guarantees, we issued four warrants on April 20, 2006, to issue a total of 1,000,000 shares of common stock at an exercise price of $1.00 per share. The warrants vest in entirety on April 20, 2007, and expire October 19, 2013. This includes a warrant to purchase 250,000 shares of common stock for Ronald E. Osman, Esq., who is now a member of our Board of Directors but was not at the time of the transaction.

Under an Asset Purchase Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worchester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the

Equipment, Biovax paid us $1,500,000 and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we are required to treat the advance as unrestricted and nonsegregated funds provided that we must use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

Previously, on March 31, 2006, in contemplation of the Transaction and other potential NMTC financings and other financings, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.8 million (the “Laurus Note”) along with a Warrant to purchase up to 18,087,889 shares of our common stock at an exercise price of $.01 per share. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between us and Laurus. Accentia, Analytica and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica, our Company and Biolender to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of the Transaction, we and our parent, Accentia, formed Biolender, LLC as a Delaware limited liability company. On April 27, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for our benefit. In addition, on April 27, 2006, Accentia, our majority shareholder, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender are allocated to Accentia until Accentia receives the return of its capital contribution and then to us until we receive the return of our capital contribution and then proportionately between Accentia and us. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by us and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, we redeemed 10 million shares of our common stock owned of record by Accentia for $6 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequent to the Transaction, on October 31, 2006, we purchased Accentia’s entire ownership interest in Biolender in consideration of the issuance by us to Accentia of 10 million additional shares of our common stock.

On August 2, 2006, we, along with our wholly-owned subsidiary, Biovax, Inc., entered into an Amendment and Consent to Release (the “Amendment”) with Laurus. The Amendment amends the Restricted Account Agreement and Side Letter Agreement entered into by us and Laurus on March 31, 2006 (the “Agreements”) to permit the release to us from the Restricted Account of the sum of $2.5 million (the “Release”) prior to the satisfaction of the preconditions for such Release as set forth in the Agreements. The Amendment further sets forth commitments on our part and outlines corresponding events of default related to those commitments with regard to consummation of NMTC enhanced financings and the use of the proceeds being released. In accordance with the terms of the Amendment, the sum of $2.5 million was released from the Restricted Account to us on August 2, 2006.

On August 7, 2006, we formed a new wholly-owned subsidiary corporation called AutovaxID, Inc., which is incorporated in the State of Florida and is additionally qualified to do business in the states of Minnesota and Missouri. We anticipate that this subsidiary may potentially be used to conduct the business of manufacturing and commercially distributing our AutovaxID instruments in the future.

On September 5, 2006, we closed a loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, Missouri (“Pulaski”), pursuant to which Pulaski loaned us the sum of $2 million pursuant to an unsecured Promissory Note (the “Note”). The following describes certain material terms of the Transaction:

•	Under the terms of the Note, $50,000 of the principal amount was disbursed at the closing to Pulaski to cover closing fees relating to the transaction.

•	The Note will become due and payable on January 5, 2007. The Note can be prepaid by us at any time without penalty.

•	The outstanding principal amount of the Note will bear interest at the rate of the prime rate minus .05% (7.75% per annum initially). Monthly payments of accrued interest only shall be due and payable monthly on the 5th day of each month commencing on October 5, 2006.

•	The Note is an unsecured obligation and is subordinated to our outstanding loan to Laurus Master Fund, Ltd.

•	The Note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors.

•	We issued to Pulaski a warrant (the “Warrant”) to purchase up to 66,667 shares of our Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Warrant will expire on September 5, 2011. Under the terms of the Warrant, Pulaski has piggy-back registration rights for the shares underlying the Warrant.

On September 29, 2006, we entered into a Registration Rights Agreement with certain institutional purchasers of 8% Secured Convertible Debentures due September 29, 2010 (the “Purchasers”) issued by our majority shareholder, Accentia, wherein we agreed to file with the SEC and to seek to have declared effective a registration statement covering the resale of 18,000,000 shares of our common stock owned by Accentia. These shares are transferable to the institutional purchases upon the exchange or exercise of debentures and warrants issued by Accentia, although there is no guarantee that such debentures and/or warrants will be converted or exercised, and such debentures and warrants are also alternatively convertible or exercisable for shares of Accentia common stock. These 18,000,000 shares of our common stock have been placed into an escrow account by Accentia pursuant to a Pledge Agreement and may under certain circumstances be obtained by the Purchasers in exchange for outstanding indebtedness, in connection with the exercise of Warrants issued to the Purchasers by Accentia, or in payment of sums due from Accentia to the Purchasers.

On October 31, 2006, we entered into a Purchase Agreement with Accentia whereby we purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, we issued to Accentia ten million shares of our common stock, representing the negotiated value of the purchased interest.

On October 31, 2006, we entered into a Termination Agreement under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003 with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, we issued to Accentia five million additional new shares of our common stock.

Also on October 31, 2006, we entered into a Royalty Agreement with Accentia that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from each Company biologic product less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, we isssued to Accentia five million new shares of our common stock.

On December 8, 2006, we, through our subsidiary, AutovaxID, closed a second NMTC financing transaction (the “Transaction”). In the Transaction, AutovaxID entered into a QLICI Loan Agreement in which St. Louis New Markets Tax Credit Fund-II, LLC (the “CDE”) made a loan to AutovaxID, evidenced by a Subordinated Promissory Note dated as of December 8, 2006, in the principal amount of $7,700,000 (“CDE Loan”). The CDE Loan has a maturity date of December 8, 2036 and is described in more detail below, qualified entirely by the QLICI Loan Agreement attached as an exhibit. The following parties were involved in the Transaction: AutovaxID, Accentia, our majority shareholder, Biolender II, LLC, the CDE, St. Louis Development Corporation (“SLDC”), AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”) and Laurus.

Under a License and Asset Purchase Agreement dated as of December 8, 2006, we granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license will become exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). We also agreed to sell AutovaxID certain equipment (the “Equipment”) to AutovaxID upon the occupancy by AutovaxID of the New Plant. AutovaxID must use its best efforts to occupy the New Plant by March 31, 2007, and must occupy the new plant by June 15, 2007. As full purchase price for the License and related business opportunity, AutovaxID paid us $5,600,000. Upon the attainment of occupancy of the New Plant, AutovaxID will pay us fair market value for the Equipment, which is estimated to be $896,100.

On December 8, 2006, Accentia loaned to us $3,100,000 pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. We shall pay principal and interest as follows: (a) $1,100,000 paid to Accentia upon the closing of the Transaction and (b) the remaining $2,000,000 of principal and all accrued and unpaid interest shall be paid by us upon demand by Accentia.

In contemplation of the Transaction, we formed Biolender II, LLC (“Biolender II”) as a Delaware limited liability company. On December 8, 2006, $2,500,000 was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to us under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for our benefit. The entire equity interest in Biolender II owned by us has been pledged to Laurus as collateral to secure the Laurus Note.

Upon the completion of the funding of Biolender II by us and receipt of $2,400,000 from USBCIC via an equity investment in the Leverage Fund, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5,600,000 (the “Leverage Loan”), evidenced by a promissory note dated as of December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on December 10, 2013.

Interest on the Leverage Loan accrues on the outstanding principal amount of the Leverage Loan at the rate of 8.00% per annum, non-compounding, commencing on December 8, 2006 until May 9, 2014; and shall be payable in arrears on an annual basis commencing on the first business day after December 31, 2006. Any remaining accrued and unpaid interest shall be payable in one installment on the maturity date. All interest on the Leverage Loan shall accrue based on the actual number of days elapsed and calculated based on a year of three hundred and sixty (360) days. The outstanding principal amount on the Leverage Loan is due on maturity in cash.

The Leverage Fund then contributed equity to the CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of Leverage Fund’s interest in the CDE has been pledged to Biolender II as collateral for the Leverage Note.

The proceeds of the QEI Contribution were used by the CDE to fund the CDE Loan, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. AutovaxID’s business is and will be conducted within a United States population census tract which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required AutovaxID to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally known as a recapture event.

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•	The CDE Loan has a principal amount of $7,700,000 and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5,721,000, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by us.

•	The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from us to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•	The CDE Loan shall be due and payable by AutovaxID in full on the maturity date of the CDE Loan. However, if the CDE exercises its call right pursuant to the CDE Loan, then the CDE Loan becomes due and payable on the date of such call for the amount of $5,721,000, in full satisfaction of the principal on the CDE Loan, together with all accrued but unpaid interest.

•	AutovaxID has the right to prepay the CDE Loan at any time, provided that, if it prepays the CDE Loan on or before May 8, 2014, (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC any recapture amount as so specified in such agreement.

•	All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and us.

•	Under a Put Option Agreement, starting on December 9, 2013, USBCIC will have the right to require Biolender II to purchase the equity interests of the Leverage Fund during a three month exercise period. Biolender II shall have the obligation to acquire the member’s interest in the Leverage Fund under this Put Option Agreement for the payment to USBCIC of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase USBCIC’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time.

•	NMTC compliance expenses of the CDE and the Fund, to the extent not pertaining to an investment other than the CDE Loan, are to be paid by us pursuant to a Reimbursement Agreement between us and SLDC, the manager of both the Fund and the CDE. These reimbursable expenses are limited to $32,000 annually. Any expenses in excess of such amount will be paid by AutovaxID.

•	All amounts payable by AutovaxID under the CDE Loan are guaranteed by us. In addition, we and certain officers, directors and shareholders of the Company and/or Accentia (and related trusts) (“Individual Guarantors”) guarantee the payment of all obligations under AutovaxID’s indemnity to USBCIC. The Individual Guarantors’ obligations are proportionate and provide for a maximum aggregate liability for each of the Individual Guarantors as set forth in the Guaranty Agreement. We entered into Indemnity Agreements with the Individual Guarantors, and, in consideration of such guaranties, has granted warrants to the Individual Guarantors for the purchase of a total of 2,629,543 shares of our common stock at $1.10 per share in proportion to the amounts of their guaranties.

In connection with the Transaction, seven individuals personally guaranteed certain of our obligations regarding the Transaction. This included the guarantees of Francis E. O’Donnell, our Vice-Chairman and Director, together with certain related entities, for $1,150,000, Ronald E. Osman, Esq., a Director, for $1,000,000, and Steven Arikian, our President, CEO, Chairman and Director for $50,000. In addition, we received guarantees by four other individual common shareholders of Accentia. As consideration for these guarantees, we issued seven warrants on December 8, 2006 to issue a total of 2,629,543 shares of common stock at an exercise price of $1.10 per share, vesting in their entirety on December 14, 2006 and expiring on December 13, 2006. These include warrants to O’Donnell, Osman and Arikian for the purchase of 679,545, 590,909, and 29,545 shares of common stock, respectively.

SLDC has used a portion of the credits allocation transaction fee it received from us in order to purchase 326,098 shares of our common stock, valued at $1.10 per share. We issued these shares to SLDC under a transaction that was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve a public offering, was made without general solicitation or advertising, and St. Louis Development Corporation is an accredited investor with access to all relevant information necessary to evaluate the investment, representing to us that the common stock was being acquired for investment.

ITEM 13. EXHIBITS

Exhibits

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of the Company (1)

3.2	Amended Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III (3)

10.5	Biovest International, Inc. 2000 Stock Option Plan (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement dated April 24, 2003 with George Constantin (10)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to the Company (6)

10.12	Promissory Note in principal amount of $15,000,000 payable to the Company (6)

10.13	Promissory Note to Othon Mourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors

Othon Mourkakos (6)

David DeFouw, PhD (6)

George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (10)

10.37	Employment Agreement with Dr. Stephane Allard (10)

10.38	Employment Agreement with James McNulty, CPA (10)

10.39	Employment Agreement with James Wachholz (10)

10.40	Employment Agreement with Richard Sakowicz (10)

10.41	Employment Agreement with Samuel Duffey, Esq. (10)

10.42	Employment Agreement with Julian Casciano (10)

10.43	Press release dated March 25, 2004 (11)

10.44	Certificate of Incorporation of Biovax, Inc.(11)

10.45	Bylaws of Biovax, Inc. (“Biovax”) (11)

10.46	Charter for Audit Committee (11)

10.47	Insider Trading Policy (11)

10.48	Delegation of Authority Policy (11)

10.49	Financial Consulting Agreement with Andreas Zigouras (11)

10.50	Common Stock Warrant to Andreas Zigouras (11)

10.51	Release of Claim & Settlement Agreement (Warburton) (12)

10.52	IND Transfer Letter Dated April 27, 2004 (13)

10.53	Second Amendment to Investment Agreement (14)

10.54	Biologic Products Commercialization Agreement (14)

10.55	Line of Credit Promissory Note (14)

10.56	General Security Agreement (14)

10.57	Masters Service Agreement With PPDI (15)

10.58	Project Addendum PPDI (15)

10.59	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)

10.60	Agreement regarding Conversion of Promissory Note with Christos Soras (16)

10.61	Agreement regarding Conversion of Promissory Note with Con. & Mary Soras (16)

10.62	Agreement regarding Conversion of Promissory Note with Dillon (16)

10.63	Agreement regarding Conversion of Promissory Note with Kit Ching Wong (16)

10.64	Agreement regarding Conversion of Promissory Note with Konstantinidis (16)

10.65	Agreement regarding Conversion of Promissory Note with Korahais (16)

10.66	Agreement regarding Conversion of Promissory Note with Kyriakides (16)

10.67	Agreement regarding Conversion of Promissory Note with Lignos (16)

10.68	Agreement regarding Conversion of Promissory Note with Logan (16)

10.69	Agreement regarding Conversion of Promissory Note with Mourkakos (16)

10.70	Agreement regarding Conversion of Promissory Note with Pappas (16)

10.71	Agreement regarding Conversion of Promissory Note with Pensa (16)

10.72	Agreement regarding Conversion of Promissory Note with Prakash (16)

10.73	Agreement regarding Conversion of Promissory Note with Tsakopoulos (16)

10.74	Clarification Agreement (16)

10.75	Investment Banking Engagement Agreement (16)

10.76	Modification of Gunn Allen Engagement Agreement (16)

10.77	Termination Compensation Agreement between the Company and Dr. Stephane Allard (17)

10.78	Employment Agreement between the Company and Carl Cohen, Ph.D. (17)

10.79	Engagement Agreement dated January 7, 2006 between the Company and Investor Relations Group, Inc. (17)

10.80	Warrant dated January 7, 2006 from the Company to Investor Relations Group, Inc. (17)

10.81	Settlement Agreement dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.82	Promissory Note dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.83	Release from Dr. Robert Pfeffer to the Company (17)

10.84	Release from the Company to Dr. Robert Pfeffer (17)

10.85	Incentive Stock Option Grant dated February 10, 2006 from the Company to Carl Cohen, Ph.D. (17)

10.86	Incentive Stock Option Grant dated February 10, 2006 from the Company to James McNulty, CPA (17)

10.87	Incentive Stock Option Grant dated February 10, 2006 from the Company to Samuel Duffey, Esq. (17)

10.88	Incentive Stock Option Grant dated February 10, 2006 from the Company to Steven Arikian, M.D. (17)

10.89	Incentive Stock Option Grant dated February 10, 2006 from the Company to David Moser (17)

10.90	Incentive Stock Option Grant dated February 10, 2006 from the Company to Robert Weiss (17)

10.91	Incentive Stock Option Grant dated February 10, 2006 from the Company to Angelos Stergiou M.D (17)

10.92	Secured Promissory Note Dated December 1, 2005 from the Company to Accentia Biopharmaceuticals, Inc. (“Accentia”) (17)

10.93	Secured Promissory Note Dated December 31, 2005 from the Company to Accentia (17)

10.94	Note and Warrant Purchase Agreement, dated March 31, 2006, between the Company and Laurus Master Fund, Ltd. (“Laurus”) (18)

10.95	Secured Promissory Note, dated March 31, 2006, issued by the Company to Laurus (18)

10.96	Common Stock Purchase Warrant, dated March 31, 2006, issued by the Company to Laurus (18)

10.97	Restricted Account Agreement, dated March 31, 2006, among the Company, Laurus, and North Fork Bank (18)

10.98	Restricted Account Letter Agreement, dated March 31, 2006, the Company and Laurus (18)

10.99	Registration Rights Agreement, dated March 31, 2006, between the Company and Laurus (18)

10.100	Master Security Agreement, dated March 31, 2006, among Laurus, the Company, and Biovax (18)

10.101	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (18)

10.102	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus (18)

10.103	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto (19)

10.104	Demand Note, dated April 21, 2006, issued by the Company to Laurus (19)

10.105	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia (19)

10.106	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, the Company and Accentia. (19)

10.107	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”) (19)

10.108	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender (19)

10.109	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (19)

10.110	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and the Company (19)

10.111	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), the Company and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (19)

10.112	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between the Company and Accentia (19)

10.113	Put Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.114	Purchase Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.115	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Telesis CDE (19)

10.116	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (19)

10.117	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (19)

10.118	Asset Purchase Agreement dated April 18, 2006 between the Company and Biovax (19)

10.119	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and the Company (19)

10.120	Indemnification Agreement, dated as of April 25, 2006, from the Company to Dennis Ryll (19)

10.121	Indemnification Agreement, dated as of April 25, 2006, from the Company to Steven Stogel (19)

10.122	Indemnification Agreement, dated as of April 25, 2006, from the Company to Donald Ferguson (19)

10.123	Indemnification Agreement, dated as of April 25, 2006, from the Company to Ronald Osman (19)

10.124	Indemnification Agreement, dated as of April 25, 2006, from the Company to Francis O’Donnell (19)

10.125	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Ronald Osman (20)

10.126	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Dennis Ryll (20)

10.127	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Steven Stogel (20)

10.128	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Donald Ferguson (20)

10.129	Press Release dated May 11, 2006 Announcing Fast Track Status for BiovaxID (20)

10.130	Press Release dated May 16, 2006 Announcing FDA Approval of Surrogate Endpoint for BiovaxID Clinical Trial (20)

10.131	Amendment and Consent to Release dated August 2, 2006 (21)

10.132	AutovaxID, Inc. (“AutovaxID”) Certificate of Incorporation Filed August 7, 2006 (22)

10.133	Promissory Note dated September 5, 2006, between the Company and Pulaski Bank and Trust Company (“Pulaski”) (23)

10.134	Common Stock Purchase Warrant, dated September 5, 2006, issued by the Company to Pulaski (23)

10.135	Letter Terminating CRADA from the Company to National Cancer Institute dated September 25, 2006 (24)

10.136	Registration Rights Agreement, dated September 29, 2006, among the Company and the Purchasers identified therein (25)

10.137	Royalty Agreement Between the Company and Accentia, dated October 31, 2006

10.138	Termination Agreement Between the Company and Accentia, dated October 31, 2006

10.139	Biolender Purchase Agreement, dated October 31, 2006, between the Company and Accentia

10.140	Consent, dated October 31, 2006, among the Company, Biolender, AutovaxID and Laurus

10.141	License and Asset Purchase Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.142	License Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.143	Secured Promissory Note, dated as of December 8, 2006, made by the Company for the benefit of Accentia (26)

10.144	Loan and Security Agreement, dated as of December 8, 2006, between Leverage Fund and Biolender II, LLC (“Biolender II”) (26)

10.145	Promissory Note, dated December 8, 2006, issued by AutovaxID Investment LLC (“Leverage Fund”) to Biolender (26)

10.146	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the CDE (26)

10.147	QLICI Loan Agreement, dated as of December 8, 2006, by and among AutovaxID, the CDE and Biovest (26)

10.148	Subordination Agreement, dated as of December 8, 2006, by and among Laurus, St. Louis New Markets Tax Credit Fund-II, LLC (“CDE”), US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and the Company (26)

10.149	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (26)

10.150	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (26)

10.151	Guaranty, dated December 8, 2006, made by Hopkins Capital Group II, LLC, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the CDE (26)

10.152	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (26)

10.153	Put Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.154	Purchase Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.155	Indemnification Agreement, dated as of December 8, 2006, from the Company to Dennis Ryll (26)

10.156	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Stogel (26)

10.157	Indemnification Agreement, dated as of December 8, 2006, from the Company to Donald Ferguson (26)

10.158	Indemnification Agreement, dated as of December 8, 2006, from the Company to Ronald Osman (26)

10.159	Indemnification Agreement, dated as of December 8, 2006, from the Company to Francis O’Donnell (26)

10.160	Indemnification Agreement, dated as of December 8, 2006, from the Company to Alan Pearce (26)

10.161	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Arikian (26)

10.162	Subscription Agreement, dated December 8, 2006, between the Company and SLDC (26)

10.163	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Dennis Ryll (26)

10.164	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Stogel (26)

10.165	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Donald Ferguson (26)

10.166	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Ronald Osman (26)

10.167	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Hopkins Capital Group II, LLC (26)

10.168	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Alan Pearce (26)

10.169	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Arikian (26)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2004

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated January 13, 2004.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2003, which was filed on February 19, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, which was filed on May 24, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, which was filed on August 23, 2004.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2004.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, which was filed on January 13, 2006.

Signed originals of these written statements required by Section 906 have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2005, which was filed on February 21, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 6, 2006.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, which was filed on May 22, 2006.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 8, 2006.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, which was filed on August 21, 2006.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2006.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2006.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2006.
(27)	Previously filed.

Reports on Form 8-K

Current Report on Form 8-K dated October 6, 2005

Current Report on Form 8-K dated December 1, 2005

Current Report on Form 8-K dated December 9, 2005

Current Report on Form 8-K dated April 6, 2006

Current Report on Form 8-K dated May 2, 2006

Current Report on Form 8-K dated July 25, 2006

Current Report on Form 8-K dated August 8, 2006

Current Report on Form 8-K dated September 11, 2006

Current Report on Form 8-K dated September 26, 2006

Current Report on Form 8-K dated October 11, 2006

Current Report on Form 8-K dated November 3, 2006

Current Report on Form 8-K dated December 14, 2006

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2006 and 2005, annual fees for the year-end audit and interim reviews aggregated $161,000 and $85,000 respectively. In addition, during 2006 and 2005 tax-related fees for compliance aggregated $10,000 and $5,000 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2006 and 2005 Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The audit committee pre-approved audit, audit-related and tax fees for 2005 and 2006.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Biovest International, Inc. and Subsidiaries

Worcester, Massachusetts

We have audited the accompanying consolidated balance sheet of Biovest International, Inc. and Subsidiaries (The Company) as of September 30, 2006 and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2006 and its results of operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred significant losses and used cash in operating activities during the years ended September 30, 2006 and 2005, and had a deficit in working capital and shareholders’ deficit at September 30, 2006. These factors, among others as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ AIDMAN PISER & COMPANY. P.A.

Tampa, Florida

December 21, 2006

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

ASSETS
Current assets:
Cash	$460,000
Restricted cash (Note 2)	2,551,000
Accounts receivable, net of $17,000 allowance for doubtful accounts	749,000
Costs and estimated earnings in excess of billings on uncompleted contracts	6,000
Inventories	228,000
Prepaid expenses and other current assets	266,000

Total current assets	4,260,000
Property and equipment, net	898,000
Other assets:
Patents and trademarks, net	379,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000
Deferred financing costs	776,000

$8,444,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:	$900,000
Accounts payable (including $0.7 million, related party)	2,627,000
Customer deposits	392,000
Accrued liabilities:
Compensation and related taxes	1,521,000
Other	974,000
Billings in excess of costs and estimated earnings on uncompleted contracts	137,000
Note payable	2,000,000
Due to related party	4,715,000

Total current liabilities	13,266,000
Long-term debt, less current maturities	1,862,000
Derivative liability	236,000

Total liabilities	15,364,000

Non controlling interest in variable interest entities (Note 13)	3,600,000

Non controlling interest in consolidated subsidiary (Note 13)	6,000,000

Commitments and contingencies (Note 10)	—
Shareholders’ deficit:
Common stock, $.01 par value, 300,000,000 shares authorized; 74,126,635 shares issued and outstanding	741,000
Preferred stock, $.01 par value, 50,000,000 shares authorized; 0 issued and outstanding	—
Additional paid-in capital	35,034,000
Accumulated deficit	(52,295,000)

Total shareholders’ deficit	(16,520,000)

$8,444,000

See notes to consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
Revenues:
Cell culture products and services	$1,938,000	$1,137,000
National cell culture center	730,000	894,000
Instruments and disposables	4,630,000	3,046,000

Total revenues	7,298,000	5,077,000

Operating costs and expenses:
Cost of sales	3,889,000	3,750,000
Research and development	11,080,000	8,481,000
Research and development, Related Party	940,000	1,469,000
Marketing, general and administrative	3,405,000	2,438,000

Total operating costs and expenses	19,314,000	16,138,000

Loss from operations	(12,016,000)	(11,061,000)

Other income (expense):
Interest expense	(1,429,000)	(395,000)
Interest expense, Related Party	(448,000)	—
Derivative gain	193,000	—
Other income (expense), net	48,000	(23,000)

	(1,636,000)	(418,000)

Net loss	$(13,652,000)	$(11,479,000)

Loss per common share:
Basic	$(0.18)	$(0.23)

Diluted	$(0.18)	$(0.23)

Weighted average common shares outstanding:
Basic	76,329,474	49,044,822
Diluted	76,329,474	49,044,822

See notes to consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

					Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances at October 1, 2004	8,021,886	$80,000	38,196,733	$382,000	$33,352,000	$(27,164,000)	$(10,987,000)	$(4,337,000)
Net loss	—	—	—	—	—	(11,479,000)	—	(11,479,000)
Conversion of Preferred stock into common stock	(8,021,886)	(80,000)	16,043,772	160,000	(80,000)	—	—	—
Collection of stock subscription receivable	—	—	—	—	—	—	10,497,000	10,497,000
Stock based compensation	—	—	—	—	7,000	—	—	7,000
Options exercised for cash	—	—	300,000	3,000	147,000	—	—	150,000
Issuance of stock to Accentia	—	—	1,278,947	13,000	137,000	—	(150,000)	—
Shares issued from cashless conversion	—	—	22,101,311	221,000	(179,000)	—	(42,000)	—

Balances at September 30, 2005	—	—	77,920,763	779,000	33,384,000	(38,643,000)	(682,000)	(5,162,000)
Net loss	—	—	—	—	—	(13,652,000)	—	(13,652,000)
Collection of stock subscription receivable	—	—	—	—	—	—	682,000	682,000
Stock based compensation	—	—	—	—	517,000	—	—	517,000
Conversion of accrued expense to equity	—	—	800,000	8,000	400,000	—	—	408,000
Conversion of long term debt to equity	—	—	1,669,900	17,000	1,265,000	—	—	1,282,000
Warrants issued for services rendered	—	—	—	—	82,000	—	—	82,000
Proceeds from sale of warrants	—	—	—	—	4,818,000	—	—	4,818,000
Options exercised for cash	—	—	300	—	—	—	—	—
Cashless warrant exercises	—	—	3,735,672	37,000	(37,000)	—	—	—
Repurchase and retirement of stock	—	—	(10,000,000)	(100,000)	(5,900,000)	—	—	(6,000,000)
Warrants issued with financing transaction	—	—	—	—	505,000	—	—	505,000

Balances at September 30, 2006	—	$—	74,126,635	$741,000	$35,034,000	$(52,295,000)	$—	$(16,520,000)

See notes to consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(13,652,000)	$(11,479,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	409,000	426,000
Amortization	29,000	106,000
Issuance of common stock, options and warrants for services	82,000	—
Employee stock based compensation	517,000	7,000
Amortization of discounts on notes payable	548,000	49,000
Amortization of deferred loan costs	78,000	—
Warrants issued for guarantees of financing covenants	505,000	—
Loss on disposal of property and equipment	—	22,000
Write-down of inventory	—	350,000
Gain on change in derivative liability	(193,000)	—
Change in cash resulting from changes in:
Accounts receivable	(218,000)	(428,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	15,000	55,000
Inventories	(52,000)	101,000
Prepaid expenses and other current assets	(191,000)	86,000
Accounts payable and accrued liabilities	2,098,000	433,000
Customer deposits	280,000	10,000
Billings in excess of costs and estimated earnings on uncompleted contracts	89,000	(58,000)

Net cash flows from operating activities	(9,656,000)	(10,320,000)

Cash flows from investing activities:
Purchases of property and equipment	(496,000)	(227,000)
Deposit of restricted cash	(7,917,000)	—
Release of restricted cash	5,366,000	—

Net cash flows from investing activities	(3,047,000)	(227,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(771,000)	(272,000)
Proceeds from issuance of common stock and warrants	—	150,000
Proceeds from stock subscription receivable	682,000	10,497,000
Advances from Accentia, net	974,000	—
Proceeds from long term debt, including $4,818,000 allocable to warrants	9,500,000	—
Repurchase of stock	(6,000,000)	—
Payment of deferred financing costs	(854,000)	—
Proceeds from non-controlling interest investment in variable interest entity	3,600,000	—
Proceeds from non-controlling interest in consolidated subsidiary	6,000,000	—

Net cash flows from financing activities	13,131,000	10,375,000

Net change in cash	428,000	(172,000)
Cash at beginning of year	32,000	204,000

Cash at end of year	$460,000	$32,000

Supplemental cash flow information:
Non-cash financing:
Issuance of common stock to retire convertible debt	$1,282,000	—
Stock issued for payment of accrued expenses	408,000	—
Transfer of fixed assets to inventory, net	63,000	—
Cash paid for interest during the year	216,000	190,000

See notes to consolidated financial statements

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

1. Nature of business and summary of significant accounting policies:

Nature of business:

Biovest International, Inc., and Subsidiaries (the “Company” or “Biovest”) is a biotechnology company focused on the development of a personalized therapeutic anti-cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which is named BiovaxID ™ . FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (“NCI”) regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID was transferred to the Company from the NCI. The Company has recently augmented its plans with respect to its Phase 3 clinical trial and planned commercialization expenditures.

The Company has developed an automated cell culture instrument, called AutovaxID ™ , which reduces the manpower and production space requirements and costs associated with the production of monoclonal antibodies, a critical step in the production of personalized therapeutics and vaccines. This instrument will facilitate more efficient commercial production of BiovaxID following approval of the vaccine, if and when it is obtained. The Company has been informed that no further FDA review or approval is required to market the AutovaxID. In that regard, on December 8, 2006, the Company entered into a lease for a commercial facility in St. Louis, MO. for the assembling and distribution of the AutovaxID instrument.

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

During the year the Company incorporated a wholly-owned subsidiary, Biovax, Inc., a Florida corporation, which commenced operations April 1, 2006. Additionally, on August 7, 2006, the Company formed a new wholly-owned subsidiary corporation called AutovaxID, Inc. (“AutovaxID”), which is incorporated in the State of Florida and is additionally qualified to do business in the states of Minnesota and Missouri, to assemble and distribute AutovaxID instruments

As of September 30, 2006, the Company is a 72% owned subsidiary of Accentia Biopharmaceuticals, Inc.

Summary of significant accounting policies:

Cash and cash equivalents:

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

Reorganization value in excess of amounts allocated to identifiable assets:

Reorganization value in excess of amounts allocated to identifiable assets is tested annually or whenever there is an impairment indication. The Company has not recorded any impairment losses as a result of these evaluations.

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

Patent and trademark costs are recorded at historical cost. Patent and trademark costs are being amortized using the straight-line method over their estimated useful lives of six years for patents and twenty years for trademarks. Accumulated amortization was $0.2 million at September 30, 2006.

Deferred Financing Costs:

Deferred financing costs are amortized over the term of the related financial instrument. Approximate future amortization of deferred financing costs are as follows:

Year ending September 30,
2007	$181,000
2008	108,000
2009	102,000
2010	96,000
Thereafter	289,000

$776,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

1. Nature of business and summary of significant accounting policies (continued):

Patents and trademarks (continued):

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2007	$30,000
2008	30,000
2009	30,000
2010	30,000
2011	30,000
thereafter	229,000

$379,000

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

Financial instruments:

Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and convertible debentures. As of September 30, 2006, the fair values of these instruments, except as to the convertible debentures, approximated their respective carrying values. The carrying value of the Company’s long-term debt, including convertible debentures of $0.1 million as of September 30, 2006 reflect discounts associated with beneficial conversion features, more fully discussed in Note 5. The fair value of the long-term debt is estimated by management to be $9.9 million in consideration of the terms and interest rates applicable to the indebtedness.

Revenue recognition:

Instruments and disposables sales are recognized in the period when the risks and rewards of ownership have passed (at point of shipping) to the buyer. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

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

Research and development expenses:

The Company expenses research and development expenditures as incurred. In the fiscal years ended September 30, 2006 and 2005 the Company incurred total research and development expenses of approximately $12.0 million and $10.0 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of sales in the accompanying consolidated statements of operations.

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

Stock-based compensation:

Effective October 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of September 30, 2005, and options vested in 2006. Therefore results for prior periods have not been restated.

The adoption of SFAS No. 123(R) lowered net income by approximately $0.5 million for the year ended September 30, 2006, compared to continued accounting for share-based compensation using the intrinsic value method under APB No. 25, Accounting For Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the year ended September 30, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods. Unvested stock-based compensation as of September 30, 2006 was $1.0 million, which will be expensed through March 2008.

F-10

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

1. Nature of business and summary of significant accounting policies (continued):

Stock-based compensation (continued):

2005
Net loss, as reported	$(11,479,000)
Employee Stock-based compensation, as reported	$7,000
Employee Stock-based compensation under fair value method	$260,000
Pro-forma net loss under fair value method	$(11,732,000)
Basic net loss per share, as reported	$(0.23)
Pro-forma net loss per share under fair value method	$(0.24)

Consolidation policy:

The 2006 consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The 2006 consolidated financial statements include Biovest International, Inc., and its wholly owned subsidiaries Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the company, Biovax Investments LLC, and Telesis CDE Two LLC; and Biolender LLC, due to the Company’s controlling financial interest. All significant inter-company balances and transactions have been eliminated. There were no consolidated entities contained in the fiscal 2005 financial statements.

Recent accounting pronouncements:

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 has a material effect on our financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (“SFAS 155”), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS—AN AMENDMENT OF FASB STATEMENTS 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends SFAS 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL FOR LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

1. Nature of business and summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

The FASB has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

1. Nature of business and summary of significant accounting policies (continued):

Loss per common share:

The Company had net losses for all periods presented. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options and warrants. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all options outstanding and convertible debt is anti-dilutive.

2. Liquidity and management’s plans:

The accompanying financial statements have been prepared on a going-concern basis, which assumes that Biovest will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, Biovest incurred net losses of $13.7 million and $11.5 million and negative cash flows from operations of $9.7 million and $10.3 million in 2006 and 2005, respectively. Furthermore, the Company has a working capital deficit of $9.0 million at September 30, 2006. In addition, Biovest’s projected cash in-flows from operations for fiscal 2007 are currently projected to be insufficient to finance projected operations without funding from other sources. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable and inter-company demand loans from Accentia as discussed below, and by managing its accounts payable.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

2. Liquidity and management’s plans (continued):

While management is confident that they will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine, there can be no assurances in that regard. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

Advances to us by Accentia:

During the fiscal year ended September 30, 2006, the Company received the balance of $0.7 million of the stock subscription receivable which fulfilled the total amount required to be paid in connection with the Accentia Investment Agreement. Inter-company demand loans from Accentia, which at September 30, 2006 had an outstanding balance of $4.7 million, consists of cash loans, payments directly to third parties by Accentia on the Company’s behalf, and allocated inter-company expenses, accrued interest of $0.4 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003, as described below. The $4.7 million balance of the inter-company loans is represented by two secured promissory demand notes.

Conversion of convertible notes to Common Stock:

During fiscal 2006, convertible note holders converted approximately $5.0 million of principal and accrued interest (including $3.3 million owed to related parties) into a combination of common stock of the Company and common stock of Accentia. In that regard the Company issued 1,669,900 shares of its common stock and Accentia issues 494,031 shares of its common stock in satisfaction of the notes payable. The fair value attributed to shares of common stock issued by Accentia has been included in the Due to Related Party notes payable listed in the accompanying September 30, 2006 balance sheet.

Laurus Financing:

On March 31, 2006, the Company closed a financing transaction with Laurus Master Fund, Ltd (“Laurus”), a Cayman Islands corporation, whereby Laurus purchased from the Company a secured promissory note in the principal amount of $7.9 million and a warrant to purchase up to 18,087,889 shares of the Company’s common stock at an exercise price of $.01 per share. The proceeds of the transaction were placed in a restricted account requiring Laurus’ consent before release and is intended to be used in connection with New Markets Tax Credit (“NMTC”) related financings (See Note 13). On April 26, 2006, $2.5 million of the restricted funds was released in connection with the first NMTC transaction and on August 2, 2006, the Company along with its wholly-owned subsidiary, Biovax, Inc., entered into an Amendment and Consent to Release (the “Amendment”) with Laurus. The Amendment amends the Restricted Account Agreement and Side Letter Agreement entered into by the Company and Laurus on March 31, 2006 (the “Agreements”) to permit the release to the Company from the Restricted Account of the sum of $2.5 million (the “Release”) prior to the satisfaction of the preconditions for such Release as set forth in the Agreements. The Amendment further sets forth commitments on the part of the Company and outlines corresponding events of default related to those commitments with regard to consummation of NMTC enhanced financings and the use of the proceeds being released. In accordance with the terms of the Amendment, the sum of $2.5 million was released from the Restricted Account to the Company on August 2, 2006.

Phase 3 Clinical Trial and planned commercialization expenditures:

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

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

2. Liquidity and management’s plans (continued):

Phase 3 Clinical Trial and planned commercialization expenditures (continued):

In addition, we plan to establish a manufacturing facility in the first quarter of fiscal 2007 for the commercial production of our AutovaxID instruments, which will potentially produce revenues in the fiscal 2007. This will entail the expenditure of significant sums in leasehold improvements, construction, equipment, and personnel costs, in advance of any revenues from commercial sale of AutovaxID instruments. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on the ability to commercialize the AutovaxID instruments.

Additional expected financing activity:

Management expects to continue to meet its cash requirements through the use of cash on hand, short-term borrowings, debt and equity financings, strategic transactions such as collaborations and licensing, and by managing its accounts payable. While Accentia may make additional advances in the exercise of its discretion, Accentia has advised the Company that it expects the Company to seek and rely upon third party debt and equity financings to support its ongoing financial requirements. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company or otherwise paid on the Company’s behalf an additional $4.7 million through September 30, 2006, through the inter-company demand loans discussed above. The Company’s ability to continue present operations and meet obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of its commercialization efforts.

3. Details to balance sheet:

Inventories:

Inventories consist of the following at September 30, 2006:

Finished goods	$34,000
Work-in-process	97,000
Raw materials	97,000

$228,000

During 2005, the Company recorded an additional $0.4 million provision for obsolete inventory, which is included in cost of sales in the accompanying 2005 statement of operations.

Property and equipment:

Property and equipment consist of the following at September 30, 2006:

Furniture and fixtures	$80,000
Leasehold improvements	859,000
Machinery and equipment	1,456,000

2,395,000

Less accumulated depreciation and amortization	(1,497,000)

$898,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

3. Details to balance sheet (continued):

Costs and estimated earnings on uncompleted contracts:

Costs and estimated earnings on uncompleted contracts consist of the following as of September 30, 2006:

Costs incurred on uncompleted contracts	$840,000
Estimated earnings	964,000

1,804,000
Less billings to date	(1,935,000)

$(131,000)

These amounts are included in the accompanying 2006 consolidated balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(137,000)

$(131,000)

Note payable:

Note Payable consists of a note issued to Pulaski State Bank in the amount of $2.0 million face value, bearing interest at prime rate less 0.5% (7.75% at September 30, 2006). Interest-only payments are due monthly until January 5, 2007 at which time the entire balance of the note including any accrued and unpaid interest is due. The note is guaranteed personally by several members of Accentia’s board of directors and stockholders, as well as one board of director member of the Company.

4. Concentration of credit risk and major customer information:

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in high-quality financial institutions. Such amounts are insured by the FDIC up to $100,000 per institution. At times the Company has amounts in excess of the FDIC limits.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

Three customers accounted for 26%, 22% and 11% of the Company’s trade accounts receivable balance at September 30, 2006. In addition two customers accounted for 22% and 11% of the fiscal 2006 revenues while one customer accounted for 15% of the revenues in fiscal 2005.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales, principally to European customers in fiscal 2006, and European and Canadian customers in fiscal 2005, made up 24% and 40% of total revenues, respectively, in the fiscal years ended September 30, 2006 and 2005.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

5. Long-term debt:

Long-term debt consists of the following at September 30, 2006:

Note payable, Laurus Master Fund, $2,500,000 face value, prime rate (8.25% at September 30, 2006) non-amortizing note payable, secured by restricted cash in escrow, due March 31, 2009*	$906,000
Note payable, Laurus Master Fund, $5,066,000 face value, variable rate (10.25% at September 30, 2006) amortizing note payable due in monthly payments through March 31, 2009*	1,448,000
Notes payable, interest at 10%; due in 2006; convertible into common stock at $1.00 per share.	114,000
Note Payable, legal settlement (Note 10)	120,000
Other	88,000
Long-term accrued interest	86,000

2,762,000
Less current maturities	(900,000)

Long-term portion of notes payable	$1,862,000

*	These notes are collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The notes also contain certain restrictive covenants. As of September 30, 2006, the Company was in compliance with these covenants.

Future maturities of long-term debt is as follows at September 30, 2006

Year ending September 30,
2007	$2,253,000
2008	4,541,000
2009	1,059,000
2010	176,000
2011	0
Thereafter	0

Total maturities	$8,029,000
Less unamortized discount	(5,267,000)

$2,762,000

Convertible Debt and Related Party Transactions:

During fiscal 2006, convertible note holders converted approximately $5.0 million of principal and accrued interest (including $3.3 million owed to related parties) into a combination of common stock of the Company and common stock of Accentia. In that regard the Company issued 1,669,900 shares of its common stock and Accentia issues 494,031 shares of its common stock in satisfaction of the notes payable. The fair value attributed to shares of common stock issued by Accentia has been included in the Due to Related Party notes payable listed in the accompanying September 30, 2006 balance sheet.

Laurus Master Fund:

On March 31, 2006, the Company issued a face value $7.8 million Secured Promissory Note and warrants to acquire 18,087,889 shares of the Company’s common stock to Laurus for net proceeds of $7.5 million. Proceeds from the financing are required to be held in a restricted account (carried as restricted cash) until release by the creditor in its discretion. The restricted cash is anticipated to be used in connection with or to facilitate the additional NMTC Financing Arrangements being sought by the Company (See Note 13) and other allowable purposes. Until such release, the creditor’s recourse was solely to the escrow fund. In addition, principal payments were not required until release. Unreleased funds are referred to as the non-amortizing balance. Released funds are referred

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

5. Long-term debt (continued):

Laurus Master Fund (continued):

to as amortizing balances. The Company allocated the proceeds from the financing arrangement between the debt and warrants on a relative fair value basis; the proceeds allocated to the warrants ($4.8 million) were recorded in stockholders’ equity. The proceeds allocated to the debt instrument resulted in a discount that is being amortized through periodic charges to interest expense using the effective method. Amortization of the debt discount amounted to $0.5 million for the fiscal year ended September 30, 2006.

On April 25, 2006, the creditor released $2.5 million to the Company in connection with a financing transaction by the Company which was enhanced by a NMTC Financing Arrangement (See Note 13). The note payable provides for monthly payment provisions, a variable interest feature that includes a floor of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. The Company evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate floor was found to be clearly and closely related to the host instrument, the Company determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, the Company reclassified an amount of $0.3 million which represents the estimated fair value of the initial default put liability referred to as Derivative liability in the consolidated financial statements. .

On August 2, 2006, the creditor released an additional $2.5 million to the Company in accordance with the amended loan agreement. As a result, an additional default put liability of $0.1 million was allocated from the debt and associated discount. The default put liabilities are initially carried at fair value with changes recorded in income. The Company reviewed the fair value of the initial default put liability at September 30, 2006, and determined that the default put should be reduced due to principal payments being made and other factors. Accordingly, the Company recognized a gain on change in derivative liability of approximately $0.2 million. No adjustment to the second default put liability was necessary at September 30, 2006.

6. Shareholders’ equity:

Common stock:

During the fiscal year ended September 30, 2005, the Company issued 1,278,947 shares of common stock to Accentia for total consideration of $0.15 million which was added to the balance due under the stock subscription receivable.

On September 30, 2005, the Company entered into agreements with thirteen holders of warrants to purchase common stock, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of the Company’s common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 4.4 million additional shares of common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. In this regard, the Company issued 4.2 million shares of common stock to the warrant holders, and an additional 17.9 million shares to Accentia as it exercised its first right of refusal option.

Preferred stock:

The Company has authorized 10.0 million shares of preferred stock. The holders of outstanding shares of preferred stock have the right to convert each one (1) share of preferred stock to two (2) shares of fully paid assessable common stock of the Company. During 2005, the Company converted approximately 8.0 million shares of convertible preferred stock into approximately 16.0 million shares of common stock. As of September 30, 2006 no preferred shares were issued or outstanding.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

7. Stock-based compensation:

Issuances of stock for services, stock options and stock warrants in 2006 and 2005 are as follows:

	Number of Equity Instruments			Fair value at date of issuance	Exercise Price	Term
	Stock	Options	Warrants
New Issuances in 2005:
Employee and non-employee director compensation	—	595,000	—	$0.13	$0.53	10 years

Total issued in 2005	—	595,000	—

New Issuances in 2006:
Employee and non-employee director compensation	—	503,675	—	0.58	0.70	10 years
Employee and non-employee director compensation	—	2,046,666	—	0.53	0.72	10 years
Warrants issued for debt guarantees	—	—	1,000,000	0.46	1.00	7.5 years
Warrant issued in conjunction with debt	—	—	18,087,889	0.70	0.01	15 years
Warrant issued in conjunction with debt	—	—	66,667	0.68	1.10	5 years
Warrant issued for services	—	—	1,200,000	0.43	1.30	9 years
Warrant issued for services	—	—	200,000	0.41	0.50	10 years
Stock issued for accrued prior service	800,000	—	—	0.51	—	—

Total issued in 2006	800,000	2,550,341	20,554,556

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

7. Stock-based compensation (continued):

The Company uses the Black-Scholes option pricing model to determine the fair value of each option grant as of the date of grant. The following assumptions were used for grants in 2006 and 2005, respectively.

In 2006, the option pricing model parameters were: No dividend yield, expected volatility 78%, risk-free interest rates from 4.50% to 5.07%, and expected lives of 10 years. For purposes of the 2005 pro-forma fair value stock based compensation information contained in note 1, the option pricing model parameters were: No dividend yield, expected volatility of 78%, risk-free interest rates of 3.31% to 3.95%, and expected lives 3 to 5 years.

Stock option activity for the years ended September 30, 2006 and 2005 is as follows:

	Years ended September 30
	2006		2006		2005
		Weighted				Weighted
		Average	Weighted	Aggregate		Average
	Number of	Exercise	Average	Intrinsic	Number of	Exercise
	Shares	Price	Term	Value	Shares	Price
Outstanding-beginning of year	4,981,100	$0.68			6,178,098	$0.75
Granted	2,550,341	0.72			595,000	0.53
Exercised	(300)	0.70			(300,000)	0.50
Cancelled	(1,165,000)	0.50			(1,491,998)	0.51

Outstanding-end of year	6,366,141	$0.73	7.57	$2,205,681	4,981,100	$0.68

Exercisable-end of year	4,368,579	$0.79	6.97	$1,479,854	4,108,089	$0.72

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

7. Stock-based compensation (continued):

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	5,252,041	8.37	$0.60
1.01-2.00	1,061,100	5.77	1.26
2.01-3.00	53,000	6.39	2.39

	6,366,141	7.57	0.73

Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-1.00	3,264,479	7.93	$0.56
1.01-2.00	1,051,100	5.73	1.26
2.01-3.00	53,000	6.39	2.39

	4,368,579	6.97	0.79

		Weighted Avg Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2005	873,011	$0.14
Granted	2,550,341	$0.54
Vested	(1,425,790)	$0.14

Nonvested at September 30, 2006	1,997,562	$0.48

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

7. Stock-based compensation (continued):

Stock Warrants:

Stock warrants outstanding at September 30, 2006 are summarized as follows:

		Weighted
Warrants	Shares	Average Price
Outstanding at September 30, 2004	9,731,667	1.10
Issued	0
Exercised	(4,199,249)	0.37
Canceled	(4,487,418)	1.52

Outstanding at September 30, 2005	1,045,000	2.24
Issued	20,554,556	0.14
Exercised	(3,735,672)	0.05
Canceled	(565,758)	2.89

Outstanding at September 30, 2006	17,298,126	0.20

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

7. Stock-based compensation (continued):

Termination Agreement:

In 2005 the Company accepted the resignation of a former Chief Executive Officer and member of the Board of Directors. In settlement of all employment-related issues the Company agreed to pay $0.2 million cash and issue 0.8 million shares of common stock in fiscal 2006 as final termination compensation. In return, the former executive forfeited 2.0 million stock options. In this regard, the Company recognized compensation expense in fiscal 2005 of $0.6 million, comprised of $0.2 million cash and $0.4 million Company stock. In December, 2006, the Company issued 800,000 shares of common stock in satisfaction of the agreement.

8. Income taxes:

The significant income components of the Company’s net deferred total assets as of September 30, 2006 are as follows:

Accrued Compensation	15,000
Other	209,000
Accrued Vacation	58,000
Allowance for Doubtful Accounts	6,000
Inventory Reserves	244,000
Net operating loss carryover	14,863,000
Valuation Allowance	(15,304,000)

Total Deferred Tax Asset	91,000

Intangibles	(18,000)
Derivative liability	(73,000)

Total Deferred Tax Liability	(91,000)

Net Deferred Tax Asset	—

The components of the provision (benefit) for income taxes consists of the following:

Current Tax	—
Federal	—
State	—

Total Current	—

Deferred Tax
Deferred	(4,846,000)
Increase in Valuation allowance	4,846,000

Total Deferred	—

Total provision (benefit) for income taxes	—

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

For the tax periods June 17, 2003 through September 30, 2005, the Company was part of a consolidated federal income tax return that includes Accentia Biopharmaceuticals, Inc (“Accentia”). The Company’s income tax provision is calculated on a separate return basis

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

8. Income taxes (continued):

as if the Company was not part of the Accentia consolidated group. As of December 7, 2005 the Company became deconsolidated from the Accentia group and will file as part of the Accentia group for the period from October 1, 2005 through December 7, 2005. The Company will file a separate return for the period December 8, 2005 through September 30, 2006.

The Company has a federal net operating loss of approximately $39.1 million as of September 30, 2006 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOL”) and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also subject to restriction.

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

8. Income taxes (continued):

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year ended September 30,
	2004	2005
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Effect of valuation allowance	36%	38%
Other	2%	—%

Net actual effective rate	—%	—%

9. Retirement plans:

The Accentia 401(k) and Profit Sharing Plan (the “Plan”) was established effective July 1, 2004 as a defined contribution plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For fiscal years ended September 30, 2006 and September 30, 2005 the Company made approximately $63,000 and $25,000 contributions respectively pursuant to the plan.

10. Commitments and contingencies:

Employment agreements:

The Company has employment agreements with certain employees, which extend from 24 to 36 months. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements at September 30, 2006 are approximately $0.5 million. In 2005, one employee’s agreement terminated normally, three employees resigned and one employee had their agreements transferred to Accentia.

Leases:

The Company leases equipment and office and manufacturing space pursuant to several non-cancelable operating leases. The Company leases approximately 33,000 square feet in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility also housed the National Cell Culture Center, which was operated under a grant by the National Institutes of Health which expired in September, 2005. This facility Lease agreement has expired and we continue to occupy this facility on a month to month basis. In April 2005 we amended our current lease in Worcester, Massachusetts whereby we increased our leased space from approximately 14,000 square feet to approximately 17,000 square feet, and included a provision for $0.1 million of leasehold improvement allowance to be paid by the lessor. In 2005 the Company extended the term of the Worcester lease through February 28, 2010. During the fiscal year ended September 30, 2006, the Company constructed $0.4 million of leasehold improvements at the facility in Worcester and $0.1 million was paid by landlord.

Rent expense pertaining to these leases was $0.9 million and $0.7 million for the years ended September 30, 2006 and 2005, respectively.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

10. Commitments and contingencies (continued):

Leases (continued):

Future Minimum Lease payments regarding the Worcester lease and equipment are summarized below:

Years ending September 30,
2007	457,000
2008	439,000
2009	450,000
2010	190,000

$1,536,000

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, we provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, we are obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued for as of September 30, 2006.

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

Settlement Agreement:

In February 2006, the Company entered into a settlement agreement of all claims arising from litigation which had been pending in the United States District Court for the Southern District of New York. The Company agreed to pay the plaintiff a total of $0.2 million, payable by Promissory Note in 16 equal monthly installments commencing on March 1, 2006, in full satisfaction of any and all claims to compensation, and the parties have exchanged mutual general releases. The settlement amount coincided with the amount that the Company had previously accrued.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

10. Commitments and contingencies (continued):

Legal Proceedings:

From time to time the Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the financial statements.

11. Segment information:

The Company has historically operated in four identifiable industry segments. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide and the Therapeutic Vaccine segment, which has no revenues generated to date, is focused on developing a therapeutic vaccine pursuant to the CRADA agreement. The Company’s Cell Culture products and services and National Cell Culture Center (“NCCC”) segments are engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The National Cell Culture Center segment performed the same services; however in connection with an NIH grant. Our grant under this designation expired during the fiscal year ended September 30, 2005, and from September 2005 through June 30, 2006, the Company continued to provide the same services under an interim grant. As of September 30, 2006, we discontinued activities under the grant and the Company will integrate these activities into our commercial contract manufacturing business going forward.

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments is as follows:

	September 30, 2006
	Cell Culture Products and Services	National Cell Culture Center	Instruments and Disposables	Total
Net revenue	$1,938,000	$730,000	$4,630,000	$7,298,000

	September 30, 2005
Net revenue	$1,137,000	$894,000	$3,046,000	$5,077,000

12. Related party transactions:

PPD:

On September 30, 2004, the Company entered into a Master Services Agreement and Project Addendum agreement with PPD Development LP (hereinafter “PPD”), a shareholder of Accentia. PPD, a Contract Research Organization, to perform a wide range of services in the conduct and data management of the ongoing Phase 3 clinical trial of BiovaxID. The services to be performed by PPD include identification, recruitment and qualification of additional clinical trial sites to accelerate the pace of the patient enrollment into the trial, facilitation of patient enrollment, coordination of data and information management services, and regulatory compliance functions, among others. The agreement with PPD may be terminated by us at any time upon 30 days notice. For the fiscal years ended September 30, 2006 and 2005, the Company incurred expense of $0.9 million and $1.4 million respectively. Additionally, $0.7 million was owed PPD as of September 30, 2006, and is included in Accounts Payable in the September 30, 2006, balance sheet.

Termination Agreement:

On November 8, 2005, the Company entered into a termination compensation agreement with a former CEO and director. Under this agreement, in full and complete settlement of any and all outstanding obligations and rights to compensation of any type, the Company agreed to pay $0.2 million in bi-weekly installments at the same rate as his former base salary rate, and further issued to the former director, 800,000 shares of the Company’s restricted common stock. All outstanding qualified stock options previously granted to him by the Company were surrendered as part of this agreement. All payments required pursuant to this termination compensation agreement were made as of September 30, 2006.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

12. Related party transactions (continued):

Convertible Notes and Warrants:

On September 30, 2005, the Company entered into agreements with fourteen holders of outstanding Secured Convertible Promissory Notes (the “Notes”) providing for the modification of the terms of their respective Notes. Under the modifications to the Notes, the fourteen note holders agreed that their Notes, including interest thereunder, would automatically convert into the Company’s common stock on the earlier of (i) December 1, 2005 or (ii) 30-days after an initial public offering by Accentia. The Notes held by these fourteen note holders were convertible into either the Company’s common stock or Accentia common stock, at the option of the holder. Also as a part of the modifications to these Notes, certain note holders agreed to increase the conversion price of their respective Notes. As of December 1, 2005, nine of these note holders converted their notes with an aggregate principal and interest value of $1.3 million into 1,669,900 shares of the Company’s common stock. Five of these note holders converted the outstanding principal and interest on their notes, in the aggregate amount of approximately $3.7 million, into 0.5 million shares of common stock of Accentia. As a result of this conversion, the Company is indebted to Accentia for $3.7 million which is included in the amount due to related party described below. One of the note holders electing to convert into Accentia common stock is a current director, and two others are former executive officers and directors of the Company.

On September 30, 2005, the Company entered into agreements with thirteen holders of warrants to purchase the Company’s common stock, including the holders of warrants discussed above, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of the Company’s common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 8.6 million shares, or 4.4 million additional shares of the Company’s common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. The Company issued 4,199,249 shares of common stock to these warrant holders in this regard. One of these warrant holders is a current director of the Company, and three others are former directors.

Due to related party:

On April 10, 2003 the Company entered into an Investment Agreement with Accentia whereby Accentia acquired approximately eighty-one per cent of the Company’s capital stock for a purchase price of $20.0 million. A portion of the purchase price was paid by promissory notes. The Company’s need for funding exceeded the payments as scheduled under these promissory notes and in August 2004, the Company entered into an amendment to the Investment Agreement under which Accentia agreed to use reasonable efforts to make advances to us as inter-company loans, to become due as payments become due under the original Investment Agreement. Amounts advanced prior to their due date are covered by a Line of Credit Promissory Note (“LOCPN”), and the outstanding balance under this LOCPN is secured by a subordinated security interest in all of the Company’s assets. As of September 30, 2006, the balance owed to Accentia was $4.6 million.

The Company uses services provided by Accentia. These services include administrative, human resource, legal and accounting facilities and personnel maintained by Accentia. Additionally, in August 2004, the Company entered into a Biologic Products Commercialization Agreement making Accentia the exclusive commercialization partner for all of the Company’s biologics products, including BiovaxID. The Agreement provided that, for so long as Accentia owns fifty one percent or more of the Company’s outstanding capital stock, the Company was only required to reimburse Accentia the actual cost for direct and indirect expenses. Inter-company expenses paid by Accentia for the Company’s benefit are treated as inter-company advances made to us by Accentia and are included in the LOCPN. Whenever possible charges paid by Accentia on behalf of the Company are specifically identified and charged to the Company through the inter-company account secured by the LOCPN. Other direct and indirect costs were allocated to the Company using a pro-rata or percentage-of-time basis which management believes is reasonable. During the years ended September 30, 2006 and 2005 the Company owed Accentia $0.4 million and $0 million respectively for interest expense relating to the LOCPN. There were no borrowings relating to the LOCPN during the year ended September 30, 2005. In addition to the above, Accentia would be entitled to 49% of the net profits from sale of biologics products should their ownership percentage drop below 51%. During the years ended September 30, 2006 and 2005 there were no profits allocable under the agreement.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

12. Related party transactions (continued):

First right of refusal and anti-dilution agreement:

As part of the Investment Agreement, the Company granted to Accentia the first right of refusal to acquire additional shares to maintain its percentage ownership in the event the Company were to issue more common stock. Pursuant to this agreement, Accentia acquired 1,278,947 shares of the Company’s common stock as a result of the warrant exercise by a former employee and 17,902,062 shares of common stock as a result of the cashless warrant exercises described below. Both of these events occurred during fiscal 2005. Pursuant to the terms of the First Right of Refusal Agreement, Accentia’s purchase price for these shares was equal to the gross purchase price paid for the issuance of the triggering shares.

See Note 13 for related party participation in the New Markets Tax Credit Financing

13. New Markets Tax Credit Financing and variable interest entities; first tranche:

On April 25, 2006, the Company, through its wholly-owned subsidiary, Biovax, Inc. (“Biovax”) became the recipient of $3.0 million in net-funds under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC.

NMTC investments are made through Community Development Entities (“CDE”); such entities are qualified for this purpose through the U.S. Department of the Treasury. The CDE investor in the Company’s financing arrangement is Telesis CDE II, LLC. Telesis CDE II, LLC is managed and partially owned (0.01%) by Telesis CDE Corporation, which is a private financial institution. The remaining equity interest in Telesis CDE II, LLC (99.99%) is owned by Biovax Investments, LLC (the “Fund”), a company established for the purpose of facilitating this NMTC financing arrangement. The Fund equity is owned 99.99% by US Bancorp and 0.01% by Biovax Investment Corporation.

The fund was capitalized with $3.6 million equity from US Bancorp and a nominal equity investment by Telesis CDE Corporation. In addition, the Company and its Parent Company (Accentia Biopharmaceuticals, Inc.), through a consolidated subsidiary (Biolender,

LLC, “Biolender”), loaned $8.5 million to the Fund pursuant to a 5.18%, annual rate, senior-secured, convertible note receivable, due in seven and one-half years. The note is convertible at the option of the Fund into shares of the Company’s common stock at a price based upon trading market prices of the Company’s common stock near the maturity date in seven and one-half years. These proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) and payment for associated management, legal and accounting fees ($0.1 million).

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

13. New Markets Tax Credit Financing and variable interest entities; first tranche (continued):

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

13. New Markets Tax Credit Financing and variable interest entities; first tranche (continued):

Assets of $12.1 million and liabilities of $8.5 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and Telesis CDE Corporation reflected on the Company’s September 30, 2006 consolidated balance sheet as non controlling interests in variable interest entities. The warrants issued to Telesis CDE Corporation are reflected as an equity financing cost in stockholders’ equity at their fair value. The warrants issued to the guarantors were expensed based upon their fair values. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) the Company is the primary beneficiary.

14. Subsequent Events:

Registration rights agreement:

On September 29, 2006, the Company entered into a Registration Rights Agreement with certain institutional purchasers of 8% Secured Convertible Debentures due September 29, 2010 (the “Purchasers”) issued by the Company’s majority shareholder, Accentia, wherein the Company agreed to file with the SEC and to seek to have declared effective a registration statement covering the resale of 18,000,000 shares of the Company’s common stock owned by Accentia. These shares are transferable to the institutional purchases upon the exchange or exercise of debentures and warrants issued by Accentia, although there is no guarantee that such debentures and/or warrants will be converted or exercised, and such debentures and warrants are also alternatively convertible or exercisable for shares of Accentia common stock. These 18,000,000 shares of the Company’s common stock have been placed into an escrow account by Accentia pursuant to a Pledge Agreement and may under certain circumstances be obtained by the Purchasers in exchange for outstanding indebtedness, in connection with the exercise of Warrants issued to the Purchasers by Accentia, or in payment of sums due from Accentia to the Purchasers.

Interest in Biolender:

On October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest.

First Right of Refusal Agreement, including Anti-dilution rights agreement:

On October 31, 2006, the Company entered into a Termination Agreement under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003 with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, the Company issued to Accentia five million additional new shares of common stock.

Royalty agreement:

On October 31, 2006, the Company entered into a Royalty Agreement with Accentia that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from each Company biologic product less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company issued to Accentia five million new shares of common stock.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

14. Subsequent Events (continued):

New Markets Tax Credits second tranche:

On December 8, 2006, the Company, through AutovaxID, closed a second NMTC financing transaction (the “Transaction”). In the Transaction, AutovaxID entered into a Qualified Low-income Community Investment (“QLICI”) Loan Agreement in which St. Louis New Markets Tax Credit Fund-II, LLC (the “CDE”) made a loan to AutovaxID, evidenced by a Subordinated Promissory Note dated as of December 8, 2006, in the principal amount of $7.8 million (“CDE Loan”). The CDE Loan has a maturity date of December 8, 2036 and is described in more detail below, qualified entirely by the QLICI Loan Agreement attached as an exhibit. The following parties were involved in the Transaction: AutovaxID, Accentia, the Company’s majority shareholder, Biolender II, LLC, the CDE, St. Louis Development Corporation (“SLDC”), AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”) and Laurus.

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license will become exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). The Company also agreed to sell AutovaxID certain equipment (the “Equipment”) to AutovaxID upon the occupancy by AutovaxID of the new plant being constructed in the leased facility in St. Louis. AutovaxID must use its best efforts to occupy the New Plant by March 31, 2007, and must occupy the new plant by June 15, 2007. As full purchase price for the License and related business opportunity, AutovaxID paid the Company $5.6 million. Upon the attainment of occupancy of the New Plant, AutovaxID will pay the Company fair market value for the Equipment, which is estimated to be $0.9 million.

On December 8, 2006, Accentia loaned to the Company $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. The Company shall pay principal and interest as follows: (a) $1.1 million paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by the Company upon demand by Accentia.

In contemplation of the Transaction, the Company formed Biolender II, LLC (“Biolender II”) as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest in Biolender II owned by the Company has been pledged to Laurus as collateral to secure the Laurus Note.

Upon the completion of the funding of Biolender II by Biovest and receipt of $2.4 million from USBCIC via an equity investment in the Leverage Fund, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated as of December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on December 10, 2013.

Interest on the Leverage Loan accrues on the outstanding principal amount of the Leverage Loan at the rate of 8.00% per annum, non-compounding, commencing on December 8, 2006 until May 9, 2014; and shall be payable in arrears on an annual basis commencing on the first business day after December 31, 2006. Any remaining accrued and unpaid interest shall be payable in one installment on the maturity date. All interest on the Leverage Loan shall accrue based on the actual number of days elapsed and calculated based on a year of three hundred and sixty (360) days. The outstanding principal amount on the Leverage Loan is due on maturity in cash.

The Leverage Fund then contributed equity to the CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of Leverage Fund’s interest in the CDE has been pledged to Biolender II as collateral for the Leverage Note.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

14. Subsequent Events (continued):

The proceeds of the QEI Contribution were used by the CDE to fund the CDE Loan, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. AutovaxID’s business is and will be conducted within a United States population census tract which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required AutovaxID to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally known as a recapture event.

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•	The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by the Company.

•	The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•	The CDE Loan shall be due and payable by AutovaxID in full on the maturity date of the CDE Loan. However, if the CDE exercises its call right pursuant to the CDE Loan, then the CDE Loan becomes due and payable on the date of such call for the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan, together with all accrued but unpaid interest.

•	AutovaxID has the right to prepay the CDE Loan at any time, provided that, if it prepays the CDE Loan on or before May 8, 2014, (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC any recapture amount as so specified in such agreement.

•	All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and the Company.
•	Under a Put Option Agreement, starting on December 9, 2013, USBCIC will have the right to require Biolender II to purchase the equity interests of the Leverage Fund during a three month exercise period. Biolender II shall have the obligation to acquire the member’s interest in the Leverage Fund under this Put Option Agreement for the payment to USBCIC of $0.1 million. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase USBCIC’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time.

•	NMTC compliance expenses of the CDE and the Fund, to the extent not pertaining to an investment other than the CDE Loan, are to be paid by Biovest pursuant to a Reimbursement Agreement between Biovest and SLDC, the manager of both the Fund and the CDE. These reimbursable expenses are limited to $32,000 annually. Any expenses in excess of such amount will be paid by AutovaxID.

•	All amounts payable by AutovaxID under the CDE Loan are guaranteed by the Company. In addition, the Company and certain officers, directors and shareholders of the Company and/or Accentia (and related trusts) (“Individual Guarantors”) guarantee the payment of all obligations under AutovaxID’s indemnity to USBCIC. The Individual Guarantors’ obligations are proportionate and provide for a maximum aggregate liability for each of the Individual Guarantors as set forth in the Guaranty Agreement. The Company entered into Indemnity Agreements with the Individual Guarantors, and, in consideration of such guaranties, has granted warrants to the Individual Guarantors for the purchase of a total of 2,629,543 shares of the Company’s common stock at $1.10 per share in proportion to the amounts of their guaranties.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

14. Subsequent Events (continued):

SLDC has used a portion of the credits allocation transaction fee it received from the Company in order to purchase 326,098 shares of the Company’s common stock, valued at $1.10 per share. The Company issued its shares to SLDC under a transaction that was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve a public offering, was made without general solicitation or advertising, and St. Louis Development Corporation is an accredited investor with access to all relevant information necessary to evaluate the investment, representing to us that the common stock was being acquired for investment.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONSOIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.

By:	/s/ Steven Arikian, M.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. McNulty, CPA
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: December 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date
By:	/s/ Steven Arikian Steven Arikian, M.D.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	December 29, 2006

By:	/s/ James A. McNulty James A. McNulty, CPA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2006

By:	/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr., M.D.	Vice-Chairman, Director	December 29, 2006

By:	/s/ Christopher C. Chapman Christopher C. Chapman, M.D.	Director	December 29, 2006

By:	/s/ Raphael J. Mannino Raphael J. Mannino, Ph.D.	Director	December 29, 2006

By:	/s/ Peter J. Pappas, Sr. Peter J. Pappas, Sr.	Director	December 29, 2006

By:	/s/ Jeffrey A. Scott Jeffrey A. Scott, M.D.	Director	December 29, 2006

By:	/s/ Robert D. Weiss Robert D. Weiss	Director	December 29, 2006

By:	/s/ John Sitilides John Sitilides	Director	December 29, 2006

By:	/s/ Ronald E. Osman Ronald E. Osman, Esquire	Director	December 29, 2006