Form 10-Q
period 2006-12-31
BIOVEST INTERNATIONAL INC
filed 2007-02-14
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of issuer as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

377 Plantation Street, Worcester MA 01605

(Address of principal executive offices) (Zip Code)

(813) 864-2554

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2006, there were 94,458,067 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Form 10-KSB for the fiscal year ended September 30, 2006 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IN DEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)
ASSETS

Current assets:
Cash	$2,319,000	$460,000
Restricted cash	—	2,551,000
Accounts receivable, net of $0.017 million allowance for doubtful accounts at December 31, 2006 and September 30, 2006	567,000	749,000
Costs and estimated earnings in excess of billings on uncompleted contracts	152,000	6,000
Inventories	445,000	228,000
Prepaid expenses and other current assets	639,000	266,000

Total current assets	4,122,000	4,260,000
Property, plant and equipment, net	864,000	898,000
Other assets:
Patents and trademarks, net	371,000	379,000
Deferred financing costs	1,472,000	776,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000

	$8,960,000	$8,444,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current maturities of long-term debt	$1,575,000	$900,000
Accounts payable (including $0.9 million and $0.7 million due to affiliate at December 31, 2006, and September 30, 2006 respectively)	2,921,000	2,627,000
Customer deposits	434,000	392,000
Accrued liabilities:
Compensation and related taxes	1,312,000	1,521,000
Other	885,000	974,000
Billings in excess of costs and estimated earnings on uncompleted contracts	98,000	137,000
Note payable	—	2,000,000
Due to related party	8,730,000	4,715,000

Total current liabilities	15,955,000	13,266,000

Long term debt, less current maturities	726,000	1,862,000
Derivative liability	353,000	236,000

Total liabilities	17,034,000	15,364,000

Non-controlling interests in variable interest entities (Note 12)	6,000,000	3,600,000

Non-controlling interest in consolidated subsidiary (Note 7)	—	6,000,000

Commitments and contingencies (Note 11 and 14)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 94,458,067 and 74,126,635 issued and outstanding at December 31, 2006 and September 30, 2006; respectively	945,000	741,000
Additional paid-in capital	61,226,000	35,034,000
Accumulated deficit	(76,245,000)	(52,295,000)

Total stockholders’ deficit	(14,074,000)	(16,520,000)

	$8,960,000	$8,444,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Revenues:
Cell culture products and services	$528,000	$633,000
Instrument and disposables	799,000	452,000

Total revenues	1,327,000	1,085,000

Operating costs and expenses:
Cost of sales	766,000	603,000
Research and development (including related party costs of $0.2 million for the three months ended December 31, 2006 and 2005 respectively)	2,934,000	2,771,000
General and administrative	1,272,000	616,000
Impairment of investment in consolidated subsidiary (Note 7)	3,775,000	—
Loss on restructuring of related party royalty agreement (Note 7)	6,637,000	—

Total operating costs and expenses	15,384,000	3,990,000

Loss from operations	(14,057,000)	(2,905,000)

Other expense:
Termination of related party anti-dilution agreement (Note 7)	(6,637,000)	—
Interest expense	(2,035,000)	—
Derivative Gain	14,000	—
Related party financing cost (Note 7)	(1,232,000)	—
Other expense	(3,000)	(109,000)

	(9,893,000)	(109,000)

Net loss	$(23,950,000)	$(3,014,000)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.04)
Weighted average shares outstanding:
Basic and diluted	87,451,254	78,673,991

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Balances at September 30, 2006	74,126,635	$741,000	$35,034,000	$(52,295,000)	$(16,520,000)
Employee stock-based compensation	—	—	457,000	—	457,000
Stock issued for related-party contract modification	10,000,000	100,000	9,400,000	—	9,500,000
Stock issued for related-party purchase of non controlling interest in consolidated subsidiary	10,000,000	100,000	5,900,000	—	6,000,000
Sale of stock	326,098	4,000	264,000	—	268,000
Exercise of stock options	5,334	—	2,000	—	2,000
Major stockholder expense incurred on behalf of the Company	—	—	8,780,000	—	8,780,000
Warrants issued to guarantee financing transaction	—	—	1,389,000	—	1,389,000,
Net loss	—	—	—	(23,950,000)	(23,950,000)

Balances at June 30, 2006	94,458,067	$945,000	$61,226,000	$(76,245,000)	$(14,074,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Cash flows from operating activities:
Net loss	$(23,950,000)	$(3,014,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	89,000	111,000
Amortization	8,000	7,000
Employee stock-based compensation	457,000	2,000
Impairment of investment in consolidated subsidiary	3,775,000	—
Amendment to related party royalty agreement	6,637,000	—
Related party financing fee	1,231,000	—
Termination of related party agreement	6,637,000	—
Amortization of discounts on notes payable	136,000	22,000
Amortization of deferred loan costs	100,000	—
Warrants issued for guarantees of financing	1,389,000	—
Derivative gain	(14,000)	—
Changes in cash resulting from changes in:
Accounts receivable	182,000	(101,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(146,000)	(9,000)
Inventories	(217,000)	(179,000)
Other assets	(372,000)	(27,000)
Accounts payable and accrued liabilities	(4,000)	293,000
Customer deposits	42,000	(85,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,000)	97,000

Net cash flows used in operating activities	(4,059,000)	(2,883,000)

Cash flows from investing activities:
Purchase of property and equipment	(56,000)	(48,000)
Release of restricted cash	2,551,000	—

Net cash flows from investing activities	2,495,000	(48,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,495,000)	(21,000)
Advances from Accentia, net	4,015,000	2,433,000
Proceeds from long term debt	29,000	—
Proceeds from stock subscription receivable		682,000
Proceeds from sale of stock	268,000	—
Proceeds from exercise of stock option	2,000	—
Payment of deferred financing costs	(796,000)	—
Proceeds from non-controlling-interest investment in variable interest entity	2,400,000	—

Net cash flows from financing activities	3,423,000	3,094,000

Net change in cash	1,859,000	163,000

Cash at beginning of period	460,000	32,000

Cash at end of period	$2,319,000	$195,000

Supplemental disclosure of cash flow information:

Non-cash financing:
Issuance of Common Stock to retire convertible debt (Note 8)	$—	$1,282,000
Advances from Accentia to retire convertible debt into Accentia equity	$—	$3,741,000
Issuance of stock to purchase minority interest in consolidated subsidiary	$6,000,000	$—
Stock issued for payment of accrued expenses	$—	$408,000
Cash paid for interest during period:	$247,000	$1,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on the development of a personalized therapeutic anti-cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which is named BiovaxID™ . FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (“NCI”) regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID was transferred to the Company from the NCI. The Company has recently augmented its plans with respect to its Phase 3 clinical trial and planned commercialization expenditures. See Note 3 “Liquidity and management plans.”

The Company has developed an automated cell culture instrument, called AutovaxID ™ , which reduces the manpower and production space requirements and costs associated with the production of monoclonal antibodies, a critical step in the production of personalized therapeutics and vaccines. This instrument will facilitate more efficient commercial production of BiovaxID following approval of the vaccine, if and when it is obtained. The Company was informed that no further FDA review or approval is required to market the AutovaxID instruments. In December, 2006, the Company began commercially marketing the automated instrument, and acquired a facility in St. Louis, Missouri, to assemble and distribute the instrument through its wholly-owned subsidiary AutovaxID, Inc. Delivery of the new instruments will begin in early calendar 2007.

The Company manufactures instruments and disposables used in hollow fiber production of cell culture products. Hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using the unique capability, expertise and proprietary advancements in cell production process known as hollow fiber perfusion. Prior to September 2005, we were designated as the National Cell Culture Center (“NCCC”) under a grant from the National Institutes of Health and from September 2005 through June 30, 2006, we continued to provide the same services under an interim grant. We have discontinued activities as the designated NCCC and we integrated these activities into our commercial contract manufacturing business.

As of December 31, 2006, the Company is a 77% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

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

Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

Consolidation policy:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The 2007 condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the company, Biovax Investments LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC. All significant inter-company balances and transactions have been eliminated.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-based compensation:

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the period ended December 31, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods. Unvested stock-based compensation as of December 31, 2006 was $0.9 million, which will be expensed through October, 2009.

Three Months Ended, December 30, 2005
Net loss, as reported	$(3,014,000)

Employee stock-based compensation, as reported	$2,000

Employee stock-based compensation under fair value method	$(39,000)

Pro-forma net loss under fair value method	$(3,051,000)

Basic net loss per share, as reported	$(0.04)

Pro-forma net loss per share under fair value method	$(0.04)

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

Recent Accounting Pronouncements:

In September, 2006 the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet.

Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company is currently evaluating the effect of SAB 108 on its financial statements.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Liquidity and management plans:

During the three months ended December 31, 2006, the Company incurred a net loss of approximately $24.0 million, of which $18 million were non-cash losses resulting from three equity transactions between the Company, Accentia, and Laurus, the Company’s and Accentia’s senior lender, regarding modification and termination of certain agreements. See Note 7 for detail. At December 31, 2006 the Company had an accumulated deficit of approximately $76.2 million and working capital deficit of approximately $11.8 million. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the sale of stock to, and inter-company demand loans from, Accentia Biopharmaceuticals, Inc. (“Accentia”) as discussed below, and by managing its accounts payable. The Company’s auditors issued a “going concern” uncertainty on the financial statements for the year ending September 30, 2006, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, we have established an assembly and distribution facility in December, 2006, for the commercial production of our AutovaxID instruments, which will potentially produce revenues in fiscal 2007. This will entail the expenditure of significant sums in leasehold improvements, construction, equipment, and personnel costs, in advance of any revenues from commercial sale of AutovaxID instruments. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds would have a material adverse effect on the ability to commercialize the AutovaxID instruments.

Advances to us by Accentia:

During the three months ended December 31, 2006 Company borrowed and additional $4.0 million to increase the total balance due to $8.7 million. The advances by Accentia as of December 31, 2006 consisted of cash loans, payments directly to third parties on our behalf, and allocated inter-company expenses, accrued interest of $0.6 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The $8.7 million balance of the inter-company loans is evidenced by three secured promissory demand notes.

Additional New Market Tax Credit financing:

On December 8, 2006, the Company through its wholly owned subsidiary, AutovaxID, Inc., closed a financing transaction that was structured in an effort to obtain certain advantages by virtue of being located in a qualifying census tract. The Company’s new AutovaxID assembly and distribution facility is located in such a tract. The series of transactions, fully described in Note 12, resulted in the Company receiving approximately $4.5 million for facility improvements, startup-costs and general working capital.

Additional expected financing activity:

Management expects to continue to meet its cash requirements through the use of cash on hand, short-term borrowings, debt and equity financings, strategic transactions such as collaborations and licensing, and by managing its accounts payable. While Accentia may make additional advances in the exercise of its discretion, Accentia has advised the Company that it expects the Company to seek and rely upon third party debt and equity financings to support its ongoing financial requirements. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company or otherwise paid on our behalf an additional $8.7 million through December 31, 2006, through the inter-company demand loans discussed above. Our ability to continue present operations and meet obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. Two customers accounted for 21% and 15% of revenues for the three months ended December 31, 2006, and 20% and 17% of trade accounts receivable as of December 31, 2006. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 43% of revenues for the three months ended December 31, 2006, compared to 21% for the same period in 2005. For the three months ended December 31, 2006, two country’s sales accounted for 21% (United Kingdom) and 16% (Canada) of total revenue, while no single foreign country had sales in excess of 10% of revenues for the three months ended December 31, 2005.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Inventories:

Inventories consist of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006 (Unaudited)	September 30, 2006
Finished goods	22,000	$34,000
Work-in-process	65,000	97,000
Raw materials	358,000	97,000

	$445,000	$228,000

6. Long-term debt:

Long-term debt consists of the following at December 31, 2006:

Note payable, Laurus Master Fund, $7,299,000 face value, variable rate (10.25% at December 31, 2006) amortizing note payable due in monthly payments through March 31, 2009*	$1,935,000
Notes payable, interest at 10%; due in 2007; convertible into common stock at $1.00 per share.	93,000
Note Payable, legal settlement	81,000
Other	112,000
Long-term accrued interest	80,000

2,301,000
Less current maturities	(1,575,000)

Long-term portion of notes payable	$726,000

*	These notes are collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The notes also contain certain restrictive covenants. As of December, 31, 2006, the Company was in compliance with these covenants.

Future maturities of long-term debt is as follows at December 31, 2006

Year ending December 31,
2007	$3,219,000
2008	3,241,000
2009	811,000
2010	161,000

Total maturities	7,432,000
Less unamortized discount	(5,131,000)

$2,301,000

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Related Party Transactions:

Due to related party:

Due to Related Party includes amounts advanced under three secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at prime rate. As of December 31, 2006, the total balance owed to Accentia under these notes was $8.7 million.

Modification and termination of agreements:

The Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II in the New Market Tax Credit Transaction. This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime. $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the December 31, 2006 balance in Due to Related Party.

On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products should Accentia’s ownership percentage in the Company drop below 50%. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from the biologic products less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the three months ended December 31, 2006. A charge to the Company of $4.8 million was recorded in operating expense and it included in “loss on restructuring related party royalty agreement”.

•

The Company and Accentia entered into a Termination Agreement under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003 with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, Biovest issued to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of the termination agreement. A charge to the Company of $4.8 million was recorded in Other Expense as a cost of terminating the agreement, and is included in “termination of related party anti-dilution agreement.

•

The Company and Accentia entered into a Purchase Agreement whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Accentia and the Company to participate in the Company’s New Market Tax Credit enhanced financing that closed in April 2006. In consideration of the sale of this interest in Biolender, the Company agreed to issue to Accentia 10 million new shares of the Company’s common stock, representing the negotiated value of the purchased interest. The Company accounted for the acquisition of this majority interest in Biolender at Accentia’s $6.0 million historical cost due to the common control ownership of Accentia and the Company.

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus Master Fund, Ltd. (“Laurus”), under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share. The warrant expires in October 2012. The $8.8 million fair value of the Accentia warrant, which was granted for the benefit of the Company, has been recorded as a capital contribution and in the statement of operations in the Company’s December 31, 2006 financial statements. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its inter-company loan with Biovest to a total of 9.6 million in order to facilitate the New Markets Tax Credit financing transaction (see Note 12). This allocation has been recorded as a financing fee in the statement of operations for the three months ended December 31, 2006. The $8.8 million charge was allocated as follows in the statement of operations:

• Investment in Biolender LLC (immediately impaired)	$3,775,000
• Loss on restructuring of related party royalty agreement	1,887,000
• Related party financing fee	1,231,000
• Termination of related party anti-dilution agreement	1,887,000

$8,780,000

8. Income taxes:

No provision for income taxes has been recorded for the three months ended December 31, 2006 and 2005 due to the losses incurred during the periods. At December 31, 2006, the Company has net operating loss carry forwards of approximately $45.2 million available to offset future taxable income, which will begin to expire in 2020.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset valuation allowance of approximately $ 22.0 million, which fully offsets all deferred tax assets.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Stock based compensation:

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of the Company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options and warrants, exercised and outstanding during the three months ended December 31, 2006 are as follows:

Employee Stock Options:

Options	Shares	Weighted Average Price	Weighted Average Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	6,366,141	$0.73
Granted	892,500	$1.11
Exercised	—	$—
Canceled	(203,203)	$0.88

Outstanding at December 31, 2006	7,055,438	$0.77	7.48	$1,685,226

Exercisable at December 31, 2006	5,189,179	$0.80	7.05	$1,225,140

Employee options granted during the three months ended December 31, 2006 were recorded using the Black-Scholes option pricing model using the following range of inputs:

Stock price at date of grant:	$0.81-$1.10
Term:	5-10 years
Risk free interest rate:	4.6%-4.93%
Volatility:	54%-77%

Non-vested employee stock options:

Non-vested Shares	Shares	Weighted Avg Grant-Date Fair Value
Non-vested at September, 30, 2006	1,997,562	$0.48
Granted	37,500	$0.53
Vested	(166,668)	$0.14
Canceled	(2,135)	$0.58

Non-vested at December 31, 2006	1,866,259

Stock Warrants:

Warrants	Shares	Weighted Average Price
Outstanding at September 30, 2006	17,298,126	0.20
Issued	2,629,543	1.10
Exercised	(5,334)	0.38
Canceled	(100,346)	3.74

Outstanding at December 31, 2006	19,821,989	0.30

Exercisable at December 31, 2006	17,261,989	$0.19

The stock warrants issued during the three months ended December 31, 2006 were recorded at their fair value using the Black-Scholes pricing model based on the following inputs:.

Stock price at date of grant:	$0.81
Strike price:	$1.10
Term:	10 years
Risk free interest rate:	4.6%
Volatility:	55.9%

The warrants that were issued during the three months ended December 31, 2006, were all in regard to the guarantees for the New Market Tax Credit transaction. As such, a charge of $1.4 million was recorded as interest expense during the three months ended December 31, 2006.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Segment information:

The Company operates in three identifiable industry segments. The Company’s Cell Culture products and services is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment, which has generated no revenues to date, is focused on developing BiovaxID, as described earlier.

The Company’s facilities and other assets as well as gross margins and expenses are not distinguished among the identifiable segments. Revenue information about the Company’s segments for the respective periods are as follows:

	Three Months ended December 31,
	2006	2005
Cell Culture Products and Services	$528,000	$633,000
Instruments and Disposables	799,000	452,000

Total revenues	$1,327,000	$1,085,000

11. Commitments and contingencies:

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

Facility lease:

In connection with the New Market Tax Credit transaction, on December 8, 2006, the Company entered into a lease for a 24,000 square foot facility in St. Louis, Missouri, for the sole purpose of assembling and distributing the AutovaxID instrument. The lease, which has a base term of approximately 3 years, calls for base rent payments of approximately $0.1 million annually, and provides a $12,000 allowance for tenant improvements.

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. New Market Tax Credit Transactions:

On December 8, 2006, the Company through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. AutovaxID is presently located in a qualifying census tract, and the New Plant (as defined below) will be located in a qualifying census tract.

In the Transaction, AutovaxID entered into a QLICI Loan Agreement where St. Louis New Markets Tax Credit Fund-II, LLC (the “CDE”) made a loan to AutovaxID, evidenced by a Subordinated Promissory Note dated as of December 8, 2006, in the principal amount of $7,700,000 (“CDE Loan”). The CDE Loan has a maturity date of December 8, 2036 and is described in more detail below. The following parties were involved in the Transaction: AutovaxID, Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender II, LLC (“Biolender II”), the CDE, St. Louis Development Corporation (“SLDC”), AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”) and Laurus Master Fund, Ltd. (“Laurus”).

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license will become exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). Biovest also agreed to sell AutovaxID certain equipment (the “Equipment”) upon the occupancy by AutovaxID of the New Plant. AutovaxID must use its best efforts to occupy the New Plant by March 31, 2007, and must occupy the new plant by June 15, 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Upon the attainment of occupancy of the New Plant, AutovaxID will pay Biovest fair market value for the Equipment, which is estimated to be $0.9 million.

Previously, on March 31, 2006 in contemplation of the Transaction and other prior New Markets Tax Credit financings and other financings, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1.1 million was paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia.

In contemplation of the Transaction, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

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

BIOVEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

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

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

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

The Company concluded that the Fund and the CDE met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other money interests in an entity that change with changes in the value of the net assets of the entity. The following table illustrates the variable interests have been identified in each of the entities considered by the Company and the related holder:

Variable Interest Holder	Variable Interests Fund	Variable Interests CDE

Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Fund		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Autovax Investment LLC	VIE Equity (0.01%)

St. Louis Development Corporation		VIE Equity (0.01%)

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

Assets of $8.0 million and liabilities of $7.7 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and St. Louis Development Corporation reflected on the Company’s December 31, 2006 condensed consolidated balance sheet as non controlling interests in variable interest entities. The warrants issued to the guarantors were expensed based upon their fair values. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) the Company is the primary beneficiary.

13. Subsequent events:

Note payable

On January 16, 2007, the Company closed an amended and restated loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan up to of $1 million to the Company pursuant to an unsecured Promissory Note (the “Note).

The following describes certain material terms of the Transaction:

•	The Note will become due and payable on July 5, 2007. The Note can be prepaid by the Company at any time without penalty.

•

The outstanding principal amount of the Note will bear interest at the rate of the prime rate minus .05% (7.75% per annum initially). Monthly payments of accrued interest only shall be due and payable monthly on the 5th day of each month commencing on February 5, 2007.

•	The Note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd.

•	The Note is guaranteed by entities and individuals affiliated with the Company or Accentia. The Company has entered into Indemnification Agreements with each of the guarantors.

•

The Company issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our major focus has become the development of our personalized therapeutic cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which we have named BiovaxID® . However, we anticipate placing an increasing emphasis on our planned commercial manufacture and marketing of our automated instrument, AutovaxID. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID® was transferred to us from the NCI. In May 2006, the FDA notified us that FDA has granted “fast track” status to BiovaxID and further notified us of the approval of our request to utilize molecular remissions data as a new secondary endpoint in our ongoing clinical trial of BiovaxID. The Company terminated the CRADA with NCI on September 25, 2006. Included in this transaction was the termination of the NCI’s responsibility of the trial safety and monitoring oversight by the NCI Data Safety and Monitoring Board (DSMB). A new Data Monitoring Committee (DMC) has been established for the BiovaxID clinical trials. The current independent DMC is composed of two physicians with oncology training and experience, and one biostatistician trained and experienced in clinical trials data analysis.

The DMC met on January 16th, 2007 to review the study’s data for safety and efficacy. The study report reviewed during this meeting was the same data set reviewed previously by the NCI DSMB in the spring of 2006. It was the unanimous opinion of the committee that the current BiovaxID clinical trial study, with PACE as the chemotherapy in Segment A, should continue and enrollment into this study should proceed as quickly as possible. The Company plans to continue the trial as recommended and has expanded the number of sites participating in the BiovaxID clinical trial in order to accelerate patient accrual.

The DMC will continue to meet on a regular basis to monitor the data to ensure the safety of the subjects participating in this clinical trial. Their next regularly scheduled meeting is planned for June 2007, at which point they will be provided with an updated data set for review. The Company has recently augmented its plans with respect to its Phase 3 clinical trials and planned commercialization expenditures. See FN 3 “Liquidity and management plans.”

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

We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. Prior to September 2005, we were designated as the National Cell Culture Center “NCCC” under a grant from the National Institutes of Health and from September 2005 through June 30, 2006, we continued to provide the same services under an interim grant. We are discontinuing activities as the designated NCCC and we plan to integrate these activities into our commercial contract manufacturing business.

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

In assessing the recoverability of our amounts recorded as intangible assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, we may be required to record impairment charges.

The Company accounts for stock-based compensation based on the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

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

Results of Operations

Revenues . Total revenues for the three months ended December 31, 2006 was $1.3 million which is an increase of $0.2 million over the three months ended December 31, 2005. This represents an increase of 18% over the three months ended December 31, 2005. This quarterly increase is primarily due to increases in the sales of instrument hardware and disposables.

Gross Margin . The overall gross margin as a percentage of sales for the first quarter of fiscal year 2007 decreased slightly from 44% to 42% compared to the same period in fiscal 2006. Product mix differences resulted in the minor decline in margin.

Operating Expenses. Research and development expenses for the three months ended December 31, 2006 were $2.9 million compared to the three months ended December 31, 2005 of $2.8 million. These costs relate to vaccine production supporting the on-going clinical trial and design engineering expense associated with design of the AutovaxID.

General and administrative expenses for the first quarter of fiscal 2007 increased approximately $0.6 million over the same quarter in fiscal 2006. This increase is attributed primarily to increased professional fees and the accrual of a discretionary bonus for full time employees.

As discussed in Note 7 to the financial statements, $3.8 million was charged as an operating expense related to Laurus’ consent to the Company purchase of Accentia’s interest in Biolender, and $6.6 million was charged as an operating expense in connection with the restructuring of the Company’s royalty agreement with Accentia.

Other Income (Expense). As discussed in Note 7 to the financial statements, other expense for the first three months of fiscal 2007 includes a $6.6 million loss incurred upon termination of the anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining a consent from one of Accentia’s lenders to permit additional advances to the Company by Accentia. Other expense for the three months ended December 31, 2006 and 2005 also includes contractual interest charges and amortization of discounts regarding the Laurus Financing, interest on our demand notes to Accentia, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the three months ended December 31, 2006 and 2005 was $2.1 million and $0.1 million respectively. In addition, other expense for the first three months of fiscal 2007 includes $14,000 gain on derivative liability. As the derivative did not exist during the first three months of fiscal 2005, there is no comparable gain.

Liquidity and Capital Resources

The Company has historically had significant losses from operations and these losses continued during the three months ended December 31, 2006 resulting in a net operating cash flow deficit of $4.0 million. Included in the net loss for the three months ended December 31, 2006 were three significant non-cash equity transactions as described in Note 7 to the financial statements. At December 31, 2006 the Company had an accumulated deficit of approximately $76.2 million and working capital deficit of approximately $11.8 million. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the sale of stock to and demand notes from, Accentia, and by managing its accounts payable. The Company’s auditors issued a “going concern” uncertainty on the financial statements for the year ending September 30, 2006, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2006, we received net advances of $4.0 million from Accentia. The Company’s total net advances in excess of the $20 million investment agreement aggregated $8.7 million, consisting of cash loans, payments directly to third parties and allocated inter-company expenses, accrued interest, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The $8.7 million is evidenced by three secured promissory demand notes.

New Market Tax Credits

On December 8, 2006, we through our wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. AutovaxID is presently located in a qualifying census tract, and our facility as discussed below is located in a qualifying census tract.

In the Transaction, AutovaxID entered into a QLICI Loan Agreement where St. Louis New Markets Tax Credit Fund-II, LLC (the “CDE”) made a loan to AutovaxID, evidenced by a Subordinated Promissory Note dated as of December 8, 2006, in the principal amount of $7.7 million (“CDE Loan”). The CDE Loan has a maturity date of December 8, 2036 and is described in more detail below. The following parties were involved in the Transaction: AutovaxID, Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender II, LLC (“Biolender II”), the CDE, St. Louis Development Corporation (“SLDC”), AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”) and Laurus Master Fund, Ltd. (“Laurus”).

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license will become exclusive upon the occupancy by AutovaxID of a new facility located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). Biovest also agreed to sell AutovaxID certain equipment (the “Equipment”) to AutovaxID upon the occupancy by AutovaxID of the New Plant. AutovaxID must use its best efforts to occupy the New Plant by March 31, 2007, and must occupy the new plant by June 15, 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Upon the attainment of occupancy of the New Plant, AutovaxID will pay Biovest fair market value for the Equipment, which is estimated to be $0.9 million.

Previously, on March 31, 2006 in contemplation of the Transaction and other prior New Markets Tax Credit financings and other financings, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.8 million (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1.1 million was paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia.

In contemplation of the Transaction, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

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

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

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

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

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

The Company concluded that the Fund and the CDE met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other money interests in an entity that change with changes in the value of the net assets of the entity. The following table illustrates the variable interests have been identified in each of the entities considered by the Company and the related holder:

Variable Interest Holder	Variable Interests Fund	Variable Interests CDE

Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Fund		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Autovax Investment LLC	VIE Equity (0.01%)

St. Louis Development Corporation		VIE Equity (0.01%)

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

Assets of $8.0 million and liabilities of $7.7 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and St. Louis Development Corporation reflected on the Company’s December 31, 2006 condensed consolidated balance sheet as non controlling interests in variable interest entities. The warrants issued to the guarantors were expensed based upon their fair values. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) the Company is the primary beneficiary

Note Payable

On January 16, 2007, the Company closed an amended and restated loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan up to of $1 million to the Company pursuant to an unsecured Promissory Note (the “Note”).

The following describes certain material terms of the Transaction:

•	The Note will become due and payable on July 5, 2007. The Note can be prepaid by the Company at any time without penalty.

•

The outstanding principal amount of the Note will bear interest at the rate of the prime rate minus .05% (7.75% per annum initially). Monthly payments of accrued interest only shall be due and payable monthly on the 5th day of each month commencing on February 5, 2007.

•	The Note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd.

•	The Note is guaranteed by entities and individuals affiliated with the Company or Accentia. The Company has entered into Indemnification Agreements with each of the guarantors.

•

The Company issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

Operating Capital and Capital Expenditure Requirements:

Our ability to continue our present operations and meet our obligations for vaccine development and commercialize our automated cell culture instrument is dependent upon our ability to continue obtaining significant external funding. Our independent registered accountants have expressed substantial doubt as to our ability to continue as a going concern for the year ended September 30, 2006, citing significant losses and working capital deficits. See Note 3 in the notes to the financial statements. As previously discussed Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally Accentia has loaned the Company an additional net $8.7 million through December 31, 2006, including the inter-company demand loans discussed above. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

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

Potential Dilutive Effect of Outstanding Stock Rights

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These Stock Rights are described in footnote 5 and footnote 7 to our Financial Statements for the fiscal year ended September 30, 2006, which were filed as part of our 10-KSB. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of certain Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of certain Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Pursuant to the New Market Tax Credit Financing, Accentia sold back 10 million shares of our common stock, and further declined to exercise its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through September 30, 2006.. On October 31, 2006, Accentia agreed to terminate its anti-dilution (First Right of Refusal) agreement with Biovest in exchange for 5.0 million shares of common stock.

Shares Issued and Outstanding at December 31, 2006	94,458,067
Options	7,055,438
Warrants	19,821,989
Convertible Notes	102,997

Total	121,438,491

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until BiovaxID™ has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and marketable securities, together with cash flow generated from our collaborations, fund raising and potential commercial partnering opportunities currently in process, will be sufficient to fund our operations at least through the next twelve months. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that our efforts will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of BiovaxID™, should it be approved. Additionally, we plan to continue to evaluate licensing opportunities that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the size and complexity of our research and development programs;

•	the scope and results of our clinical trials;

•	continued scientific progress in our research and development programs;

•	the time and expense involved in seeking regulatory approvals;

•	competing technological and market developments;

•	acquisition, licensing and protection of intellectual property rights; and

•	the cost of establishing manufacturing capabilities and conducting commercialization activities.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations and partnering. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures as of December 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of December 31, 2006, to ensure that information required to be disclosed in the reports that Biovest files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal control over financial reporting or in other factors in the first three months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance. Management believes that these proceedings will not have a material adverse effect on our business or on the financial statements.

ITEM 1A.	RISK FACTORS

See “Operating Capital and Capital Expenditure Requirements” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, the risk factors set forth in our annual report on Form 10-KSB for the year ending September 30, 2006 and Note 3 Additional expected financing activity to the Notes to Condensed Consolidated Financial Statements which are incorporated by reference herein.

ITEM 5.	OTHER INFORMATION

On January 16, 2007, the Company closed an amended and restated loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan up to of $1 million to the Company pursuant to an unsecured Promissory Note (the “Note). The Note will become due and payable on July 5, 2007. The Note can be prepaid by the Company at any time without penalty. The outstanding principal amount of the Note will bear interest at the rate of the prime rate minus .05% (7.75% per annum initially). Monthly payments of accrued interest only shall be due and payable monthly on the 5th day of each month commencing on February 5, 2007. The Note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The Note is guaranteed by entities and individuals affiliated with the Company or Accentia Biopharmaceuticals, Inc (Accentia), the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon approval. We have filed an amendment to the trial Protocol to expand the trial to include patients who receive initial treatment including Rituxan®, and have added a number of Clinical Trial sites in Ukraine and Russia in order to significantly accelerate patient accrual. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 14, 2007	/s/ Dr. Steven R. Arikian
Dr. Steven R. Arikian
Chairman and Chief Executive Officer

Date: February 14, 2007	/s/ James A. McNulty
James A. McNulty
Chief Financial Officer