Form 10-Q
period 2007-03-31
BIOVEST INTERNATIONAL INC
filed 2007-05-15
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 94,473,067 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Form 10-KSB for the fiscal year ended September 30, 2006 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash	$2,027,000	$460,000
Restricted cash	—	2,551,000
Accounts receivable, net of $0.02 million allowance for doubtful accounts at March 31, 2007 and September 30, 2006	1,063,000	749,000
Costs and estimated earnings in excess of billings on uncompleted contracts	92,000	6,000
Inventories	474,000	228,000
Prepaid expenses and other current assets	522,000	266,000

Total current assets	4,178,000	4,260,000
Property, plant and equipment, net	812,000	898,000
Other assets:
Patents and trademarks, net	364,000	379,000
Deferred financing costs	954,000	776,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000

	$8,439,000	$8,444,000

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

	March 31, 2007 (Unaudited)	September 30, 2006 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes Payable	$1,757,000	$2,000,000
Current maturities of long-term debt	2,494,000	900,000
Accounts payable (including $1.1 million and $0.7 million due to affiliate at March 31, 2007, and September 30, 2006 respectively)	3,525,000	2,627,000
Customer deposits	374,000	392,000
Accrued liabilities:
Compensation and related taxes	1,301,000	1,521,000
Other	1,385,000	974,000
Billings in excess of costs and estimated earnings on uncompleted contracts	94,000	137,000
Due to related party	9,181,000	4,715,000

Total current liabilities	20,111,000	13,266,000
Long term debt, less current maturities	335,000	1,862,000
Derivative liability	426,000	236,000

Total liabilities	20,872,000	15,364,000

Non-controlling interests in variable interest entities (Note 15)	5,596,000	3,600,000

Minority interest in consolidated subsidiary (Note 8)	—	6,000,000

Commitments and contingencies (Notes 13 and 14)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 94,473,067 and 74,126,635 issued and outstanding at March 31, 2007, and September 30, 2006, respectively	945,000	741,000
Additional paid-in capital	62,721,000	35,034,000
Accumulated deficit	(81,695,000)	(52,295,000)

Total stockholders’ deficit	(18,029,000)	(16,520,000)

	$8,439,000	$8,444,000

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Products	$677,000	$1,706,000	$1,475,000	$2,157,000
Services	875,000	583,000	1,404,000	1,217,000

Total revenues	1,552,000	2,289,000	2,879,000	3,374,000

Operating costs and expenses:
Cost of sales:
Products	456,000	732,000	855,000	947,000
Services	395,000	503,000	763,000	891,000
Research and development	3,131,000	2,570,000	6,065,000	5,341,000
General and administrative	1,889,000	1,102,000	3,160,000	1,718,000
Impairment of investment in consolidated subsidiary (Note 8)	—	—	3,775,000	—
Loss on restructuring of related party royalty agreement (Note 8)	—	—	6,637,000	—

Total operating costs and expenses	5,871,000	4,907,000	21,255,000	8,897,000

Loss from operations	(4,319,000)	(2,618,000)	(18,376,000)	(5,523,000)

Other income (expense):
Interest expense, net	(1,556,000)	(161,000)	(3, 591,000)	(270,000)
Termination of related party anti-dilution agreement (Note 8)	—	—	(6,637,000)	—
Derivative loss	(73,000)	—	(59,000)	—
Related party financing cost (Note 8)	—	—	(1,232,000)	—
Other expense	—	—	(3,000)	—
Other income	20,000	—	20,000	—

	(1,609,000)	(161,000)	(11,502,000)	(270,000)

Net loss before non-controlling interest in loss from variable interest entities and income taxes	$(5,928,000)	$(2,779,000)	$(29,878,000)	$(5,793,000)
Non-controlling interest in loss from variable interest entities	$478,000	—	$478,000	—

Net loss	$(5,450,000)	$(2,779,000)	$(29,400,000)	$(5,793,000)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.03)	$(0.32)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	94,469,400	80,390,663	90,921,766	79,522,895

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2007

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Balances at September 30, 2006	74,126,635	$741,000	$35,034,000	$(52,295,000)	$(16,520,000)
Employee stock-based compensation	—	—	912,000	—	912,000
Options issued for accrued bonuses	—	—	392,000	—	392,000
Stock issued for related-party contract modification	10,000,000	100,000	9,400,000	—	9,500,000
Stock issued for related-party purchase of minority interest in consolidated subsidiary	10,000,000	100,000	5,900,000	—	6,000,000
Sale of stock	326,098	4,000	264,000	—	268,000
Exercise of stock options	20,334	—	9,000	—	9,000
Major stockholder expense incurred on behalf of the Company	—	—	8,780,000	—	8,780,000
Warrants issued to guarantee financing transaction	—	—	2,030,000	—	2,030,000
Net loss	—	—	—	(29,400,000)	(29,400,000)

Balances at March 31, 2007	94,473,067	$945,000	$62,721,000	$(81,695,000)	$(18,029,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(29,400,000)	$(5,793,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	181,000	223,000
Amortization	15,000	15,000
Employee stock-based compensation	912,000	517,000
Impairment of investment in consolidated subsidiary	3,775,000	—
Loss on restructuring of related party royalty agreement	6,637,000	—
Related party financing fee	1,232,000	—
Termination of related party anti-dilution agreement	6,637,000	—
Amortization of discounts on notes payable	472,000	29,000
Amortization of deferred loan costs	137,000	—
Warrants issued for guarantees of financing	2,030,000	—
Non-controlling interest in loss of variable interest entities	(478,000)
Derivative loss	59,000	—
Changes in cash resulting from changes in:
Accounts receivable	(313,000)	(232,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(86,000)	(47,000)
Inventories	(246,000)	(143,000)
Other assets	(256,000)	(16,000)
Accounts payable and accrued liabilities	1,479,000	974,000
Customer deposits	(18,000)	(87,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,000)	3,000

Net cash flows used in operating activities	(7,274,000)	(4,557,000)

Cash flows from investing activities:
Purchase of property and equipment	(94,000)	(309,000)
Release of restricted cash	2,551,000	—

Net cash flows from investing activities	2,457,000	(309,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,622,000)	(65,000)
Advances from Accentia, net	4,466,000	4,452,000
Proceeds from long term debt	2,105,000	—
Proceeds from stock subscription receivable	—	682,000
Proceeds from sale of stock	268,000	—
Proceeds from exercise of stock option	9,000	—
Payment of deferred financing costs	(242,000)	—
Proceeds from non-controlling-interest investment in variable interest entity	2,400,000	—

Net cash flows from financing activities	6,384,000	5,069,000

Net change in cash	1,567,000	203,000

Cash at beginning of period	460,000	32,000

Cash at end of period	$2,027,000	$235,000

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:

Non-cash financing activities:
Conversion of notes payable and accrued interest to equity	$—	$5,023,000
Issuance of Common Stock to retire convertible debt	$—	$1,282,000
Restricted cash proceeds from long term note payable	$—	$7,799,000
Issuance of warrant (discount on note payable)	$—	$4,818,000
Issuance of note payable	$—	$2,981,000
Advances from Accentia to retire convertible debt into Accentia equity	$—	$3,741,000
Issuance of long term debt for accrued expense	$—	$200,000
Issuance of stock to purchase minority interest in consolidated subsidiary	$6,000,000	$—
Stock issued for payment of accrued expenses	$—	$408,000
Options issued for accrued bonuses	$392,000	$—
Stock compensation as prepaid expense	$—	$62,000
Cash paid for interest during period:	$274,000	$44,000

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

1. Description of the company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on the development of a personalized therapeutic anti-cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which is named BiovaxID™. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (“NCI”) regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID was transferred to the Company from the NCI. In May 2006, the FDA notified us that the FDA had granted “fast track” status to BiovaxID and further notified us of the approval of our request to utilize molecular remissions data as a new secondary endpoint in our ongoing clinical trial of BiovaxID. The Company terminated the CRADA with NCI on September 25, 2006. Included in this transaction was the termination of the NCI’s responsibility of the trial safety and monitoring oversight by the NCI Data Safety and Monitoring Board (DSMB). A new Data Monitoring Committee (DMC) has been established for the BiovaxID clinical trials.

The Company has developed an automated cell culture instrument, called AutovaxID™, which reduces the manpower and production space requirements and costs associated with the production of monoclonal antibodies, a critical step in the production of personalized therapeutics and vaccines. This instrument will facilitate more efficient commercial production of BiovaxID following approval of the vaccine, if and when it is obtained. In May, 2006, the Company was informed that no further FDA review or approval is required to market the AutovaxID instruments. In December, 2006, the Company began commercially marketing the automated instrument, and acquired a facility in St. Louis, Missouri, to market, assemble and distribute the instrument through its wholly-owned subsidiary AutovaxID, Inc. Delivery of the new instruments began in March, 2007. The St. Louis facility is expected to be operational in June 2007.

The Company manufactures instruments and disposables used in hollow fiber production of cell culture products. Hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using the unique capability, expertise and proprietary advancements in cell production process known as hollow fiber perfusion. Prior to September 2005, the Company was designated as the National Cell Culture Center (“NCCC”) under a grant from the National Institutes of Health and from September 2005 through June 30, 2006, continued to provide the same services under an interim grant. Subsequent to June 30, 2006, the Company has discontinued services under the grant, and has since integrated those activities into its commercial contract manufacturing business.

As of March 31, 2007, the Company is a 77% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

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

Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Consolidation policy:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The 2007 condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the company, Biovax Investments LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC. All significant inter-company balances and transactions have been eliminated.

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

Recent Accounting Pronouncements:

In September, 2006 the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet. Under the guidance of SAB 108, the Company will be required to adjust its financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company is currently assessing the effect of SAB 108, if any, on its financial position or results of operations.

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Reclassifications:

Certain reclassifications have been made to the 2006 Consolidated Financial Statements to conform to the 2007 presentation.

3. Liquidity and management plans:

During the six months ended March 31, 2007, the Company incurred a net loss of $29.4 million, of which $18 million was attributable to non-cash charges resulting from three equity transactions between the Company, Accentia, and Laurus, the Company’s and Accentia’s senior lender, regarding modification and termination of certain agreements. See Note 8. At March 31, 2007, the Company had an accumulated deficit of approximately $81.7 million and working capital deficit of approximately $15.9 million. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit and short-term borrowings (primarily from affiliates), the sale of stock to, and inter-company demand loans from, Accentia Biopharmaceuticals, Inc. (“Accentia”) as discussed below. The Company’s auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2006, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Phase 3 Clinical Trial and planned commercialization expenditures:

Continued development activities related to BiovaxID, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While the Company pursues FDA approval of BiovaxID, the Company plans, subject to the availability of financing, to make significant investments in laboratory equipment, including the development of automated cell production instruments, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon FDA approval of BiovaxID. The Company has filed an amendment to the trial Protocol with the FDA covering its Phase 3 clinical trial to expand the trial to include patients who receive initial passive immunotherapy treatment including Rituxan®, and has added a number of Clinical Trial sites in the Ukraine and Russia in order to significantly accelerate patient accrual in the Clinical Trials. The Company anticipates that expenditures related to vaccine and equipment development and commercialization will, subject to availability of financing, increase significantly over those experienced in the past. The Company’s ability to timely access required financing will continue to be essential to support the ongoing Phase 3 clinical trial. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing clinical trial and commercialization efforts.

In addition, the Company established an assembly and distribution facility in December 2006, for the commercial production of AutovaxID instruments, which is anticipated to be operational in June 2007. The company began producing revenues from the sale of AutovaxID instruments in the three months ended March 31, 2007. The completion of the AutovaxID dedicated facility and anticipated start-up will require significant expenditures for leasehold improvements, construction, equipment, and personnel costs, in advance of significant revenues from the commercial sale of AutovaxID instruments. Approximately $1.4 million of the $2.0 million cash on hand at March 31, 2007 was allocated for this purpose. The Company believes the allocated funds on hand will be sufficient to complete construction and commence operations at the new assembly and distribution facility, however, there are no assurances that the facility will produce positive cash flow once it is completed and operations have commenced.

Advances to the Company by Accentia:

During the six months ended March 31, 2007, the Company borrowed an additional $4.5 million from Accentia to increase the total balance due to Accentia to $9.2 million. The advances by Accentia as of March 31, 2007 consisted of cash loans, payments made by Accentia directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $0.7 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The $9.2 million balance of the inter-company loans is evidenced by three secured promissory demand notes.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Additional New Market Tax Credit financing:

On December 8, 2006, the Company through its wholly-owned subsidiary, AutovaxID, Inc., closed a financing transaction that was structured in an effort to obtain certain advantages by virtue of being located in a qualifying census tract. The Company’s new AutovaxID assembly and distribution facility is located in such a tract. The series of transactions, fully described in Note 14, resulted in the Company receiving approximately $4.5 million for facility improvements, startup-costs and general working capital.

Notes payable:

On January 16, 2007, the Company issued a promissory note to the Pulaski Bank in the amount of $1.0 million. This loan bears interest at prime less 0.5% (currently 7.75%) and is payable July 5, 2007. In addition, the Company issued an additional promissory note to Pulaski bank on March 22, 2007, in the amount of $0.75 million bearing interest at prime less 0.5% (currently 7.75%) with an original maturity date of April 21, 2007. The maturity date of the note was subsequently extended to May 21, 2007. The Company issued warrants to purchase 1,388,636 shares of the Company’s common stock to certain officers and directors in conjunction with their guarantee of these notes payable.

Amendment to Laurus Loan:

Subsequent to March 31, 2007, the Company entered into an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan until August, 2007, and to allow an increase in indebtedness by $7.0 million for future bridge financing purposes. In return for the forbearance, the company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. See Note 6.

Additional expected financing activity:

Management expects to continue to meet its cash requirements through the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings and strategic transactions such as collaborations and licensing. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company or otherwise paid on its behalf an additional $9.2 million through March 31, 2007, through the inter-company demand loans discussed above. While investments and loans from Accentia have been a primary source of financing for the Company since 2003, the Company has been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. Accordingly, the Company’s ability to continue present operations and meet obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the near term from sources other than Accentia. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. Two customers accounted for 26% and 23% of revenues for the six months ended March 31, 2007, and 38% and 39% of trade accounts receivable as of March 31, 2007. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 37% of revenues for the six months ended March 31, 2007, compared to 18% for the same period in 2006. For the six months ended March 31, 2007, two countries’ sales accounted for 26% (United Kingdom) and 8% (Canada) of total revenue, while no single foreign country had sales in excess of 10% of revenues for the six months ended March 31, 2006.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

5. Inventories:

Inventories consist of the following:

	March 31, 2007 (Unaudited)	September 30, 2006
Finished goods	73,000	$34,000
Work-in-process	260,000	97,000
Raw materials	141,000	97,000

	$474,000	$228,000

6. Long-term debt:

Long-term debt consists of the following:

	March 31, 2007 (unaudited)	September 30, 2006
Note payable, Laurus Master Fund, $7,799,000 face value, variable rate (10.25% at March 31, 2007) amortizing note payable due in monthly payments through March 31, 2009[1]	$2,271,000	$—
Note payable, Laurus Master Fund, $2,500,000 face value, prime rate (8.25% at September 30, 2006) non-amortizing note payable, originally secured by restricted cash in escrow, due March 31, 2009[2]	—	906,000
Note payable, Laurus Master Fund, $5,066,000 face value, variable rate (10.25% at September 30, 2006) amortizing note payable due in monthly payments through March 31, 2009[2]	—	1,448,000
Notes payable, interest at 10%; due in 2007; convertible into common stock at $1.00 per share.	47,000	114,000
Note payable, legal settlement	41,000	120,000
Other	110,000	88,000
Accrued interest, long-term debt	360,000	86,000

	2,829,000	2,762,000
Less current maturities	(2,494,000)	(900,000)

Long-term portion of notes payable	$335,000	$1,862,000

1	This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The notes also contain certain restrictive covenants. Pursuant to the original terms of this secured promissory note, the Company was required to make certain principal and interest payments commencing in calendar 2007. The Company did not commence making such payments when originally due and reached an understanding that such payments would not commence while the Company sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (the “Letter Agreement”). The Company closed a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month will commence. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent 3% of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007 or the completion of a long term financing by the Company. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.
2	Converted to Note Payable to Laurus Master Fund $7,799,000 face value, discussed above.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Future maturities of long-term debt are as follows at March 31, 2007

Years ending March 31,
2007	$2,494,000
2008	5,131,000
2009	127,000

Total maturities	7,752,000
Less unamortized discount	(4,923,000)

$2,829,000

7. Notes Payable:

On January 16, 2007, the Company closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to the Company pursuant to an unsecured Promissory Note. The Company also closed on a second loan transaction with Pulaski Bank on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to the Company pursuant to an unsecured Promissory Note. The balance of both notes included in the accompanying 2007 consolidated financial statements includes the principal of $1.75 million plus accrued interest of approximately $7,000.

Note 1 matures on July 5, 2007, and can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at March 31, 2007), requiring monthly payments of interest only commencing February 2007. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The notes are guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors.

In conjunction with the issuance of these notes payable the Company issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

Note 2 matures on May 21, 2007. The note bears interest at the prime rate minus .05% (7.75% per annum as of March 31, 2007), with interest only payment due monthly. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued to the guarantors warrants to purchase an aggregate total of 406,817 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. These warrants will expire on March 21, 2012. Under the terms of the warrants, the guarantors have piggy-back registration rights for the shares underlying the warrants.

The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender. In addition, in the event of default by the Company resulting in a payment to the Lender by the guarantors, the Company has agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

8. Related Party Transactions:

Due to related party:

Due to Related Party includes amounts advanced under three secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at prime rate. As of March 31, 2007, the total balance owed to Accentia under these notes was $9.2 million. Related Party interest expense of $0.3 million and $0.2 million was incurred for the six months ended March 31, 2007 and 2006, respectively.

Modification and termination of agreements:

The Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II in the New Market Tax Credit Transaction. This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime rate and $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the March 31, 2007 balance in Due to Related Party.

On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products should Accentia’s ownership percentage in the Company drop below 50%. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from the biologic products less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the six months ended March 31, 2007. A charge to the Company of $4.8 million was recorded in operating expense and is included in “loss on restructuring related party royalty agreement”.

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

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

8. Related Party Transactions (continued):

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus Master Fund, Ltd. (“Laurus”), under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share. The warrant expires in October 2012. The $8.8 million fair value of the Accentia warrant, which was granted for the benefit of the Company, has been recorded as a capital contribution in the statement of operations in the Company’s consolidated financial statements for the six months ended March 31, 2007. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its inter-company loan with Biovest to a total of 9.6 million in order to facilitate the New Markets Tax Credit financing transaction (see Note 14). This allocation has been recorded as a financing fee in the statement of operations for the six months ended March 31, 2007. The $8.8 million charge was allocated as follows in the statement of operations:

• Investment in Biolender LLC (immediately impaired)	$3,775,000
• Loss on restructuring of related party royalty agreement	1,887,000
• Related party financing fee	1,231,000
• Termination of related party anti-dilution agreement	1,887,000

$8,780,000

9. Income taxes:

No provision for income taxes has been recorded for the six months ended March 31, 2007 and 2006 due to the losses incurred during the periods. At March 31, 2007, the Company has net operating loss carry forwards of approximately $50.6 million available to offset future taxable income, which will begin to expire in 2020.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset valuation allowance of approximately $ 25.0 million, which fully offsets all deferred tax assets.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

10. Stock based compensation:

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

Common stock options exercised and outstanding during the six months ended March 31, 2007 are as follows:

Employee Stock Options:

	Shares	Weighted Average Price	Weighted Average Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	6,366,141	$0.73
Granted	2,901,382	$0.74
Exercised	(15,000)	$0.50
Canceled	(222,621)	$0.86

Outstanding at March 31, 2007	9,029,902	$0.73	7.71	$24,020

Exercisable at March 31, 2007	7,361,642	$0.75	7.45	$22,813

Non-vested employee stock options:

Non-vested Shares	Shares	Weighted Avg Grant-Date Fair Value
Non-vested at September, 30, 2006	1,997,562	$0.48
Granted	704,167	0.32
Vested	(1,016,247)	0.48
Canceled	(17,222)	0.58

Non-vested at December 31, 2006	1,668,260	$0.42

Common stock warrants issued and exercisable are as follows:

Warrants	Shares	Weighted Average Price
Outstanding at September 30, 2006	17,298,126	$0.20
Issued	4,182,269	1.10
Exercised	(5,334)	0.38
Canceled	(100,346)	3.74

Outstanding at March 31, 2007	21,374,715	0.36

Exercisable at March 31, 2007	19,144,715	$0.26

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

11. Derivative liability:

The changes in the derivative liability are as follows:

Balance, September 30, 2006	$236,000

Allocation of Laurus debt for New Market Tax Credit Transaction, December, 2006	131,000
Loss on derivative	59,000

Balance, March 31, 2007	$426,000

12. Segment information:

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues
Cell Culture Services	875,000	583,000	1,404,000	1,217,000
Instruments and Disposables	677,000	1,706,000	1,475,000	2,157,000

Total Revenues	1,552,000	2,289,000	2,879,000	3,374,000

Cost of Sales
Cell Culture Services	395,000	503,000	763,000	891,000
Instruments and Disposables	456,000	732,000	855,000	947,000

Total Cost of Sales	851,000	1,235,000	1,618,000	1,838,000

Gross Margin ($)	701,000	1,054,000	1,261,000	1,536,000
Gross Margin (%)	45%	46%	44%	46%

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

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

13. Commitments and Contingies ( continued ):

Facility lease:

In connection with the New Market Tax Credit transaction on December 8, 2006, the Company entered into a lease for a 24,000 square foot facility in St. Louis, Missouri, for the sole purpose of assembling and distributing the AutovaxID instrument. The lease, which has a base term of approximately 3 years, calls for base rent payments of approximately $0.1 million annually, and provides a $12,000 allowance for tenant improvements.

14. New Market Tax Credit Transactions:

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

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license will become exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). Biovest also agreed to sell AutovaxID certain equipment (the “Equipment”) upon the occupancy by AutovaxID of the New Plant. AutovaxID was asked to use its best efforts to occupy the New Plant by March 31, 2007, and must occupy the new plant by June 15, 2007. Although the Company did not complete renovations by March 31, 2007, the construction is on track to make the required deadline. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Upon the attainment of occupancy of the New Plant, AutovaxID will pay Biovest fair market value for the Equipment, which is estimated to be $0.9 million.

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to the prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1.1 million was paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia. In contemplation of the Transaction, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

14. New Market Tax Credit Transactions ( continued ):

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

The Leverage Fund then contributed $8.0 million equity to the CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of Leverage Fund’s interest in the CDE has been pledged to Biolender II as collateral for the Leverage Note. The QEI Contribution resulted in $3.12 million of tax credits allocated to USBIC.

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

•

The CDE Loan is secured by a second lien on all assets of AutovaxID for the benefit of the CDE pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE dated as of December8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

The CDE Loan shall be due and payable by AutovaxID in full on the maturity date of the CDE Loan. However, if the CDE exercises its call right pursuant to the CDE Loan, then the CDE Loan becomes due and payable 30 days after the date on which the CDE delivers notice of said exercise. The call requires and amount of $5.7 million to be paid, in full satisfaction of the principal on the CDE Loan, together with all accrued but unpaid interest.

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

14. New Market Tax Credit Transactions ( continued ):

•

AutovaxID has the right to prepay the CDE Loan at any time, provided that, if it prepays the CDE Loan on or before May 8, 2014, (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified in such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

•

Under a Put Option Agreement, starting on December 9, 2013, USBCIC will have the right to require Biolender II to purchase the equity interest of the Leverage Fund during a three month exercise period. Biolender II shall have the obligation to acquire the member’s interest in the Leverage Fund under this Put Option Agreement for the payment to USBCIC for $0.1 million. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have to option to purchase USBCIC’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time.

15. Variable Interest Entities:

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

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

15. Variable Interest Entities (continued):

Assets of $8.0 million and liabilities of $7.7 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and St. Louis Development Corporation reflected on the Company’s March 31, 2007 condensed consolidated balance sheet as non controlling interests in variable interest entities. The warrants issued to the guarantors were expensed based upon their fair values. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) the Company is the primary beneficiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our major focus is the development of our personalized therapeutic cancer vaccine for the treatment of low-grade Follicular Lymphoma (FL), which we have named BiovaxID™. However, we anticipate placing an increasing emphasis on our planned commercial manufacture and marketing of our automated instrument, AutovaxID. FL is a deadly cancer of the white blood cells. This therapeutic vaccine is currently in a pivotal Phase 3 clinical trial. In September 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI regarding the development of this therapeutic vaccine. In April 2004, the Investigational New Drug application (“IND”) for BiovaxID was transferred to us from the NCI. In May 2006, the FDA notified us that the FDA has granted “fast track” status to BiovaxID and further notified us of the approval of our request to utilize molecular remissions data as a new secondary endpoint in our ongoing clinical trial of BiovaxID. The Company terminated the CRADA with NCI on September 25, 2006. Included in this transaction was the termination of the NCI’s responsibility of the trial safety and monitoring oversight by the NCI Data Safety and Monitoring Board (DSMB). A new independent Data Monitoring Committee (DMC) has been established for the BiovaxID clinical trials. The current independent DMC is composed of two physicians with oncology training and experience, and one biostatistician trained and experienced in clinical trials data analysis.

The DMC met on January 16, 2007 to review the study’s data for safety and efficacy. The study report reviewed during this meeting was the same data set reviewed previously by the NCI DSMB in the spring of 2006. It was the unanimous opinion of the committee that the current BiovaxID clinical trial study, with PACE as the chemotherapy in Segment A, should continue and enrollment into this study should proceed as quickly as possible. The Company plans to continue the trial as recommended and has expanded the number of sites participating in the BiovaxID clinical trial in order to accelerate patient accrual.

The DMC will continue to meet on a regular basis to monitor the data to ensure the safety of the subjects participating in this clinical trial. Their next regularly scheduled meeting is planned for June 2007, at which point they will be provided with an updated data set for review. The Company has recently augmented its plans with respect to its Phase 3 clinical trials and planned commercialization expenditures. See footnote 3 “Liquidity and management plans” for additional discussion of the ongoing clinical trial.

We also manufacture instruments and disposables used in the hollow fiber production of cell culture products. Our hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We have developed an automated cell production instrument, AutovaxID, which we plan to use in the production of BiovaxID vaccines if approved and to market it on a commercial basis.

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

Results of Operations

Revenues. Total revenues for the three and six months ended March 31, 2007 were $1.6 million and $2.9 million respectively, which represents a decrease of $0.7 million or 48% over the three months ended March 31, 2006, and a decrease of $0.5 million or 17% over the six months ended March 31, 2006. Both the three and six months ended March 31, 2006 included the sale of three Xcellerator units, the largest model in our line of cell culture instrumentation. There were no comparable sales of this instrument in the same periods ending March 31, 2007. Sales of our other instrumentation were similar year over year.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended March 31, 2007 decreased slightly from 46% to 45% compared to the same period in fiscal 2006. The gross margin for the six months ended March 31, 2007 also decreased from 46% to 44%. The differences in Xcellerator sales discussed above resulted in the minor decline in margin.

Operating Expenses. Research and development expenses increased by $0.6 million or 22% for the three months ended March 31, 2007 and increased $0.7 million or 14% for the six months ended March 31, 2007 compared to the same periods in 2006. This increase relates to the company’s expansion of the number of sites participating in the BiovaxID clinical trial.

General and administrative expenses increased $0.8 million and $1.4 million for the three and six months ended March 31, 2007 compared with the three and six months ended March 31, 2006. This increase is attributed primarily to the accrual of a discretionary bonus for full time employees, an overall increase in staffing levels, and an increase in professional fees rendered in connection with the New Markets Tax Credit Transaction discussed in footnote 14 to the Financial Statements above.

As discussed in Note 8 to the financial statements, $3.8 million was charged as an operating expense related to Laurus’ consent to the Company purchase of Accentia’s interest in Biolender, and $6.6 million was charged as an operating expense in connection with the restructuring of the Company’s royalty agreement with Accentia.

Other Income (Expense). As discussed in Note 8 to the financial statements, other expense for the first three months of fiscal 2007 includes a $6.6 million loss incurred upon termination of the anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining a consent from one of Accentia’s lenders to permit additional advances to the Company by Accentia. Other expense for the three and six months ended March 31, 2007 and 2006 also includes contractual interest charges and amortization of discounts regarding the Laurus Financing, interest on our demand notes to Accentia, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the three months ended March 31, 2007 and 2006 was $1.6 million and $0.2 million respectively. Total interest expense for the six months ended March 31, 2007 and 2006 was $3.6 million and $0.3 million respectively. In addition, other expense for the first six months of fiscal 2007 includes a $59,000 loss on derivative liabilities. As the derivative did not exist during the first six months of fiscal 2006, there is no comparable loss.

Liquidity and Capital Resources

The Company has historically had significant losses from operations and these losses continued during the three months ended March 31, 2007 resulting in a net operating cash flow deficit of $7.3 million. At March 31, 2007 the Company had an accumulated deficit of approximately $81.7 million and working capital deficit of approximately $15.9 million. . At March 31, 2007, the Company had $2.0 in cash of which the Company had allocated $1.4 to the establishment and start-up of its new facility dedicated to the manufacture of AutovaxID instruments. The Company has been meeting its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit and short-term borrowings (primarily from affiliates), as well as the sale of stock to and inter-company demand notes from Accentia. Since 2003, Accentia has been a primary source of financing for the Company; however, the Company has been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. Accordingly, the Company’s ability to continue present operations and to continue its ongoing clinical trial is dependent upon the Company’s ability to obtain significant external funding in the near term from sources other than Accentia. The Company’s auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2006, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern. The need for funds is expected to grow as we continue our trials.

During the three and six months ended March 31, 2007, we received net advances of $0.4 million and $4.0 million respectively, from Accentia. The Company’s total net advances in excess of the $20 million investment agreement aggregated $9.2 million as of March 31, 2007, consisting of cash loans, payments by Accentia directly to third parties and allocated inter-company expenses, accrued interest, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The $9.2 million is evidenced by three secured promissory demand notes.

New Market Tax Credits

On December 8, 2006, we, through our wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. AutovaxID is presently located in a qualifying census tract, and our facility as discussed below is located in a qualifying census tract.

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

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license will become exclusive upon the occupancy by AutovaxID of a new facility located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). Biovest also agreed to sell AutovaxID certain equipment (the “Equipment”) to AutovaxID upon the occupancy by AutovaxID of the New Plant. AutovaxID must occupy the new plant by June 15, 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Upon the attainment of occupancy of the New Plant, AutovaxID will pay Biovest fair market value for the Equipment, which is estimated to be $0.9 million.

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to the prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1.1 million was paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia.

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

Interest on the Leverage Loan accrues on the outstanding principal amount of the Leverage Loan at the rate of 8.00% per annum, non-compounding, commencing on December 8, 2006 until May 9, 2014; and is payable in arrears on an annual basis commencing on the first business day after December 31, 2006. Any remaining accrued and unpaid interest is payable in one installment on the maturity date. All interest on the Leverage Loan shall accrue based on the actual number of days elapsed and calculated based on a year of three hundred and sixty (360) days. The outstanding principal amount on the Leverage Loan is due on maturity in cash.

The Leverage Fund then contributed $8.0 million equity to the CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of Leverage Fund’s interest in the CDE has been pledged to Biolender II as collateral for the Leverage Note. The QEI Contribution resulted in an allocation of $3.1 million tax credits to USBCIC

The proceeds of the QEI Contribution were used by the CDE to fund the CDE Loan, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. AutovaxID’s business is and will be conducted within a United States population census tract which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required AutovaxID to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally known as a recapture event.

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

•

AutovaxID has the right to prepay the CDE Loan at any time, provided that, if it prepays the CDE Loan on or before May 8, 2014, (i) it prepays the entire CDE Loan amount, (ii) CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

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

Notes Payable

On January 16, 2007, the Company closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to the Company pursuant to an unsecured Promissory Note. The Company also closed on a second loan transaction with Pulaski Bank on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to the Company pursuant to an unsecured Promissory Note. The balance of both notes included in the accompanying 2007 consolidated financial statements includes the principal of $1.75 million plus accrued interest of approximately $7,000.

Note 1 matures on July 5, 2007, and can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at March 31, 2007), requiring monthly payments of interest only commencing February 2007. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The notes are guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors.

In conjunction with the issuance of these notes payable the Company issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

Note 2 matures on May 21, 2007. The note bears interest at the prime rate minus .05% (7.75% per annum as of March 31, 2007), with interest only payment due monthly. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued to the guarantors warrants to purchase an aggregate total of 406,817 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. These warrants will expire on March 21, 2012. Under the terms of the warrants, the guarantors shall have piggy-back registration rights for the shares underlying the warrants.

The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee.

As previously disclosed in the section describing New Market Tax Credits above, the Company has a secured promissory note in the principal amount of $7,799,000 (the “Note”) to the Laurus Master Fund, Ltd. (“Laurus”). Pursuant to the original terms of the Note, the Company was required to make certain principal and interest payments commencing in calendar 2007. We did not commence making such payments when originally due and reached an understanding that such payments would not commence while the Company sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (the “Letter Agreement”). the Company closed a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month will commence. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent 3% of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007 or the completion of a long term financing by the Company. Under the terms of the royalty agreement our royalty payments to Laurus are required to aggregate a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

Operating Capital and Capital Expenditure Requirements:

Our ability to continue our present operations and meet our obligations for vaccine development and commercialize our automated cell culture instrument is dependent upon our ability to continue obtaining significant external funding. Our independent registered accountants have expressed substantial doubt as to our ability to continue as a going concern for the year ended September 30, 2006, citing significant losses and working capital deficits. See Note 3 in the notes to the financial statements. As previously discussed Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company a net $9.2 million through March 31, 2007, including the inter-company demand loans discussed above. Accentia has informed us that terms of certain existing financing agreements prohibit any further loans or investments by Accentia in the Company. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or postpone or reduce some or all of its commercialization efforts.

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These dilutive securities are described in footnotes to our Consolidated Financial Statements for the fiscal year ended September 30, 2006, which were filed as part of our 10-KSB. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of certain Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of certain Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Pursuant to the New Market Tax Credit Financing, Accentia sold back 10 million shares of our common stock, and further declined to exercise of its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through September 30, 2006. On October 31, 2006, Accentia agreed to terminate its anti-dilution (First Right of Refusal) agreement with Biovest in exchange for 5.0 million shares of common stock.

Shares Issued and Outstanding at March 31, 2007	94,473,067
Options	9,029,902
Warrants	21,374,715
Convertible Notes	47,817

Total	124,925,501

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until BiovaxID™ has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and marketable securities, together with cash flow generated from our collaborations, fund raising and potential commercial partnering opportunities currently in process will be sufficient to fund our operations at least through the next twelve months. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that our efforts will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of BiovaxID™, should it be approved. Additionally, we plan to continue to evaluate licensing opportunities that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, and for the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of March 31, 2007, and for the period covered by this report, to ensure that information required to be disclosed in the reports that Biovest files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal control over financial reporting or in other factors in the first six months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance. Management believes that these proceedings will not have a material adverse effect on our business or on the financial statements.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. Except asset forth herein, there have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-KSB for the year ended September 30, 2006 filed on December 29, 2006. You should consider carefully all of the material risks described in such Annual Report of Form 10-KSB before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We will need substantial additional financing but our access to capital funding is uncertain.

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia. The aggregate investment commitment received from Accentia was $20 million, which consisted of cash and a combination of short and long-term notes. In August 2004, we entered into an Amendment to the Investment Agreement with Accentia (the “Amendment”). This Amendment provided that Accentia would use reasonable efforts (without altering the terms of Promissory Note executed as part of the Investment Agreement) to advance funds under a Line of Credit Promissory Note and General Security Agreement. Amounts advanced under the Line of Credit Promissory Note were credited against installments as they became due and payable under the outstanding Promissory Note. As of October 2005, Accentia had advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned us or otherwise paid on our behalf an additional $9.2 million through March 31, 2007, as represented by three secured promissory demand loans. Additionally, we have borrowed funds from third parties and have arranged for financing for our subsidiaries Biovax and AutovaxID. Since much of this indebtedness is secured by all of our assets, including the assets of our subsidiaries, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due.

Our ability to continue present operations is dependent upon our ability to obtain significant external funding. We have received a report from our independent registered public accounting firm on our consolidated financial statements for the fiscal years ended September 30, 2006 and 2005 in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2007, Biovest had cash of $2.0 million, of which $1.4 million was set aside by us for anticipated start-up expenses associated with our new AutovaxID facility. Under the terms of certain existing financing agreements, including a recent private placement of convertible notes in February 2007 by Accentia, Accentia is prohibited from providing any further funding to the Company. Accordingly, we will need to raise substantial additional capital from sources other than Accentia in the very near future in order to continue the clinical trials for BiovaxID and continue our operations. The Company is currently seeking additional financing from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our AutovaxID instrument and our BiovaxID vaccine. The Company’s management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. If the Company raises funds through the issuance of equity securities, Accentia’s equity interest in the Company could be substantially diminished. We cannot be certain that additional funding will be available on acceptable terms or at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Options Exercised

In the six months ended March 31, 2007, 15,000 common stock options were exercised.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

I TEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Agreement between American Defense International, Inc. and the Company dated February 8, 2007.

10.2	Promissory Note between Pulaski Bank and the Company dated April 22, 2007.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2007	/s/ Steven R. Arikian
Steven R. Arikian, M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: May 15, 2007	/s/ James A. McNulty
James A. McNulty, CPA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)