Form 10-Q
period 2007-06-30
BIOVEST INTERNATIONAL INC
filed 2007-08-14
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 94,636,811 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. DESCRIPTION OF BUSINESS” of our Form 10-KSB for the fiscal year ended September 30, 2006 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash	$308,000	$460,000
Restricted cash	—	2,551,000
Accounts receivable, net of $24,000 and $17,000 allowance for doubtful accounts at June 30, 2007 and September 30, 2006, respectively	547,000	749,000
Costs and estimated earnings in excess of billings on uncompleted contracts	9,000	6,000
Inventories	498,000	228,000
Prepaid expenses and other current assets	520,000	266,000

	1,882,000	4,260,000
Property, plant and equipment, net	1,282,000	898,000
Patents and trademarks, net	357,000	379,000
Deferred financing costs	891,000	776,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	389,000	—

	$6,932,000	$8,444,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,965,000	$2,000,000
Current maturities of long-term debt	7,465,000	900,000
Accounts payable (including $1.5 million and $0.7 million due to affiliate at June 30, 2007, and September 30, 2006 respectively)	4,480,000	2,627,000
Customer deposits	397,000	392,000
Royalty liability	476,000	—
Accrued liabilities	1,610,000	2,495,000
Billings in excess of costs and estimated earnings on uncompleted contracts	63,000	137,000
Notes payable, related party	9,954,000	4,715,000

Total current liabilities	26,410,000	13,266,000
Long term debt, less current maturities	90,000	1,862,000
Royalty liability, less current portion	4,483,000	—
Derivative liability	541,000	236,000

Total liabilities	31,524,000	15,364,000

Non-controlling interests in variable interest entities (Note 16)	5,411,000	3,600,000

Minority interest in consolidated subsidiary (Note 9)	—	6,000,000

Commitments and contingencies (Notes 14 and 15)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 94,636,811 and 74,126,635 issued and outstanding at June 30, 2007 and September 30, 2006, respectively	946,000	741,000
Additional paid-in capital	62,789,000	35,034,000
Accumulated deficit	(93,738,000)	(52,295,000)

Total stockholders’ deficit	(30,003,000)	(16,520,000)

	$6,932,000	$8,444,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Products	$716,000	$1,158,000	$2,191,000	$3,315,000
Services	690,000	893,000	2,094,000	2,095,000

Total revenue	1,406,000	2,051,000	4,285,000	5,410,000

Operating costs and expenses:
Cost of revenue:
Products	410,000	510,000	1,265,000	1,457,000
Services	272,000	639,000	1,035,000	1,530,000
Research and development expense	2,479,000	3,048,000	8,544,000	8,389,000
General and administrative expense	160,000	700,000	3,320,000	2,446,000
Impairment of investment in consolidated subsidiary (Note 9)	—	—	3,775,000	—
Loss on restructuring of related party royalty agreement (Note 9)	—	—	6,637,000	—

Total operating costs and expenses	3,321,000	4,897,000	24,576,000	13,822,000

Loss from operations	(1,915,000)	(2,846,000)	(20,291,000)	(8,412,000)

Other income (expense):
Interest expense, net	(458,000)	(1,272,000)	(4,049,000)	(1,498,000)
Loss on extinguishment of debt (Note 7)	(9,673,000)	—	(9,673,000)	—
Loss from termination of related party anti-dilution agreement (Note 9)	—	—	(6,637,000)	—
Loss on derivative liability	(115,000)	—	(174,000)	—
Related party financing cost (Note 9)	—	—	(1,232,000)	—
Other income, net	6,000	—	23,000	—

	(10,240,000)	(1,272,000)	(21,742,000)	(1,498,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes	$(12,155,000)	$(4,118,000)	$(42,033,000)	$(9,910,000)
Non-controlling interest in losses from variable interest entities	$112,000	—	$590,000	—

Net loss	$(12,043,000)	$(4,118,000)	$(41,443,000)	$(9,910,000)

Loss per common share:
Basic and diluted	$(0.13)	$(0.06)	$(0.45)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	94,474,866	73,361,988	92,106,133	77,469,259

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2007

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at September 30, 2006	74,126,635	$741,000	$35,034,000	$(52,295,000)	$(16,520,000)
Employee share-based compensation	—	—	931,000	—	931,000
Employee options issued for accrued bonuses	—	—	402,000	—	402,000
Stock issued for related-party contract modification	10,000,000	100,000	9,400,000	—	9,500,000
Stock issued for related-party purchase of non- controlling interest in consolidated subsidiary	10,000,000	100,000	5,900,000	—	6,000,000
Sale of common stock	326,098	4,000	264,000	—	268,000
Exercise of stock options	184,078	—	9,000	—	9,000
Exercise of warrants	—	1,000	(1,000)		—
Major stockholder expense incurred on behalf of the Company	—	—	8,780,000	—	8,780,000
Warrants issued to guarantee financing transactions	—	—	2,070,000	—	2,070,000
Net loss	—	—	—	(41,443,000)	(41,443,000)

Balances at June 30, 2007	94,636,811	$946,000	$62,789,000	$(93,738,000)	$(30,003,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net loss	$(41,443,000)	$(9,910,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	267,000	410,000
Amortization	22,000	22,000
Employee share-based compensation	931,000	514,000
Impairment of investment in consolidated subsidiary	3,775,000	—
Loss on restructuring of related party royalty agreement	6,637,000	—
Related party financing cost	1,232,000	—
Loss from termination of related party anti-dilution agreement	6,637,000	—
Loss on extinguishment of debt	9,673,000	—
Amortization of discount on notes payable	592,000	247,000
Amortization of deferred loan costs	127,000	39,000
Warrants issued for guarantees of financing	2,070,000	498,000
Warrants issued for services	—	41,000
Non-controlling interest in loss of variable interest entities	(590,000)	—
Loss on derivative liability	174,000	—
Changes in cash resulting from changes in:
Operating assets	(715,000)	(567,000)
Operating liabilities	1,302,000	205,000

Net cash flows from operating activities	(9,309,000)	(8,501,000)

Cash flows from investing activities:
Purchase of property and equipment	(651,000)	(672,000)
Deposit of restricted cash	—	(7,869,000)
Release of restricted cash	2,551,000	2,799,000

Net cash flows from investing activities	1,900,000	(5,742,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,730,000)	(597,000)
Advances from related party	5,239,000	3,328,000
Proceeds from long term debt	2,313,000	8,067,000
Proceeds from stock subscription receivable	—	682,000
Proceeds from sale of stock	268,000	—
Payment for repurchase of stock	—	(6,000,000)
Proceeds from exercise of stock options	9,000	—
Payment of deferred financing costs	(242,000)	(768,000)
Proceeds from non-controlling-interest in variable interest entities	2,400,000	3,600,000
Proceeds from non-controlling-interest in consolidated subsidiary	—	6,000,000

Net cash flows from financing activities	7,257,000	14,312,000

Net change in cash	(152,000)	69,000
Cash at beginning of period	460,000	32,000

Cash at end of period	$308,000	$101,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of common stock to retire convertible debt	$—	$1,282,000
Issuance of warrant (discount on note payable)	—	4,818,000
Issuance of stock to purchase minority interest in consolidated subsidiary	6,000,000
Stock issued for payment of accrued expenses	—	408,000
Stock options issued for accrued bonuses	402,000	—
Transferred fixed assets to inventory, net	$—	$62,000
Cash paid for interest during period:	$503,000	$118,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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

On June 2, 2007 the DMC met to review all data for the BiovaxID Phase 3 pivotal efficacy study. Following the meeting with the DMC, the Company notified the DMC of its intent to seek Conditional Approval with the U.S. Food and Drug Administration (FDA) and its European counterpart, the European Medicines Agency (EMEA). The next regularly scheduled meeting of the DMC is planned for September 2007, at which point they will be provided with an updated data set for review. The Company plans to seek conditional approval based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of FL. If conditionally approved by the target date of mid-June 2008, the Company would anticipate commencing commercial sales and marketing by early 2009. Conditional approval would require the Company to complete the ongoing Phase 3 study as a condition to continued marketing of BiovaxID.

The Company manufactures instruments and disposables used in hollow fiber production of cell culture products. Hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company has developed an automated cell culture instrument, called AutovaxID ™ which reduces the manpower and production space requirements and costs associated with the production of monoclonal antibodies, a critical step in the production of personalized therapeutics and vaccines. This instrument will facilitate more efficient commercial production of BiovaxID following approval of the vaccine, if and when it is obtained. In May, 2006, the Company was informed that no further FDA review or approval is required to market the AutovaxID instruments. In December, 2006, the Company acquired a facility in St. Louis, Missouri, to market, assemble and distribute the instrument through its wholly-owned subsidiary AutovaxID, Inc. The St Louis facility is anticipated to be fully operational in the fourth quarter of 2007. Delivery of the new instruments began in March, 2007. On June 8, 2007 the Company entered into a Non-Exclusive Distribution Agreement with VWR International, Inc. (“VWR”) to market and to distribute the AutovaxID instrument in North America. VWR will commence its sales and marketing activities in September 2007.

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

As of June 30, 2007, the Company is a 77% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

2. Significant accounting policies:

Basis of presentation:

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

Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

Consolidation policy:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The 2007 condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Note 15). All significant inter-company balances and transactions have been eliminated.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

2. Significant accounting policies (continued):

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

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

3. Liquidity and management plans:

During the nine months ended June 30, 2007, the Company incurred a net loss of $41.4 million, of which approximately $24 million were non-cash losses resulting from four transactions between the Company, Accentia, and Laurus, the Company’s and Accentia’s senior lender, regarding modification and termination of certain agreements and approximately $3.8 million from an impairment charge on an investment in a consolidated subsidiary. See Notes 7 and 9 for further discussion. At June 30, 2007, the Company had an accumulated deficit of approximately $93.7 million and working capital deficit of approximately $24.5 million. The Company intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit and short-term borrowings (including from affiliates), and the sale of stock to, and inter-company demand loans from Accentia Biopharmaceuticals, Inc. (“Accentia”) as discussed below. The Company’s auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2006, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

3. Liquidity and management plans (continued):

Phase 3 Clinical Trial and planned commercialization expenditures:

The Company intends to seek Conditional Approval with the U.S. Food and Drug Administration (FDA) and its European counterpart, the European Medicines Agency (EMEA) based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of FL. Pending the outcome of this application for conditional approval, the Company anticipates that it will curtail ongoing clinical trial activities and that clinical trial expenses will significantly decrease compared to that for prior periods. If conditionally approved by the target date of mid-June 2008, the Company would anticipate commencing commercial sales and marketing by early 2009. Conditional approval would require the Company to complete the ongoing Phase 3 study as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive conditional approval, clinical trial activities and related expenses are anticipated to return to the levels experienced in periods prior to the application for conditional approval until the clinical trial is completed. While the Company pursues FDA approval of BiovaxID, the Company plans, subject to the availability of financing, to make significant investments in laboratory equipment, including the development of automated cell production instruments, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon FDA approval of BiovaxID. The Company’s ability to timely access required financing will continue to be essential to support the ongoing Phase 3 clinical trial. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing clinical trial and commercialization efforts.

In addition, the Company established an assembly and distribution facility in December 2006, for the commercial production of AutovaxID instruments. This facility obtained a Certificate of Occupancy in June 2007 and is anticipated to be operational in September 2007. The completion of the AutovaxID dedicated facility and anticipated start-up will require significant expenditures for leasehold improvements, construction, equipment, and personnel costs, in advance of significant revenues from the commercial sale of AutovaxID instruments. Approximately $221,000 of the $308,000 cash on hand at June 30, 2007 was allocated for this purpose. The Company’s inability to obtain additional required funds or any substantial delay in obtaining additional required funds will have a material adverse effect on the ability to commercialize the AutovaxID instruments.

The company began producing revenues from the sale of AutovaxID instruments in March 2007. On June 8, 2007 the Company entered into a Non-Exclusive Distribution Agreement with VWR International, Inc. (“VWR”) to market and to distribute the AutovaxID instrument in North America. VWR plans to commence its sales and marketing activities in September 2007. On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, whereby the company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales (Note 8).

Advances to the Company by Accentia:

During the nine months ended June 30, 2007 the Company borrowed an additional $5.2 million to increase the total balance due to Accentia to approximately $10.0 million. The advances by Accentia as of June 30, 2007 consisted of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $0.9 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The approximate $10.0 million balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate.

Additional New Market Tax Credit financing:

On December 8, 2006, the Company through its wholly owned subsidiary, AutovaxID, Inc., closed a financing transaction that was structured in an effort to obtain certain advantages by virtue of being located in a qualifying census tract. The Company’s new AutovaxID assembly and distribution facility is located in such a tract. The series of transactions, described in Note 15, resulted in the Company receiving approximately $4.5 million for facility improvements, startup-costs and general working capital.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

3. Liquidity and management plans (continued):

Notes payable:

On January 16, 2007, the Company issued a promissory note to Pulaski Bank in the amount of $1.0 million. This loan bears interest at prime less 0.5% (currently 7.75%) and was originally payable July 5, 2007. The maturity date of the note was subsequently extended to September 5, 2007. The Company paid $25,000 in cash as well as warrants to purchase 85,710 shares of the Company’s common stock at $1.10 per share to Pulaski Bank in consideration for this extension. In addition, the Company issued an additional promissory note to Pulaski Bank on March 22, 2007, in the amount of $0.75 million bearing interest at prime less 0.5% (currently 7.75%) with an original maturity date of April 21, 2007. The maturity date of the note was subsequently extended to September 21, 2007. The Company paid $18,750 in cash as well as warrants to purchase 64,290 shares of the Company’s common stock at $1.10 per share to Pulaski Bank in consideration for this extension. On June 26, 2007 the Company issued a promissory note to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”) in the amount of $0.2 million. This loan bears interest at prime plus 1.0% (currently 9.25%) and is payable December 26, 2007. The Company issued warrants to purchase 1,879,543 shares of the Company’s common stock to certain officers and directors of the Company or Accentia in conjunction with their guarantee of the notes payable to Pulaski and Southwest.

Amendment to Laurus Loan:

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan until August 2007, and to allow an increase in indebtedness by $7.0 million for future bridge financing purposes. In return for the forbearance, the company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. As of August 1, 2007 certain principal and interest payments due to Laurus had not been made when due, although no default had been declared on these obligations as of this time. See Notes 7 and 8.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell, culture and instrument manufacturing activities, vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company or otherwise paid on its behalf an additional $10.0 million through June 30, 2007, through the inter-company demand loans discussed above. While investments and loans from Accentia have been a primary source of financing for the Company since 2003, the Company has been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. Accordingly, the Company’s ability to continue present operations and meet obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding from sources other than Accentia. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. One customer accounted for 24% of revenues for the nine months ended June 30, 2007, and 10% of trade accounts receivable as of June 30, 2007. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 34% of revenues for the nine months ended June 30, 2007, compared to 25% for the same period in 2006. For the nine months ended June 30, 2007, sales to customers in the United Kingdom accounted for 26% of total revenue, while no single foreign country represented sales in excess of 10% of revenues for the nine months ended June 30, 2006.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

5. Inventories:

Inventories consist of the following:

	June 30, 2007 (Unaudited)	September 30, 2006
Finished goods	312,000	$34,000
Work-in-process	43,000	97,000
Raw materials	143,000	97,000

	$498,000	$228,000

6. Notes payable:

On January 16, 2007, the Company closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to the Company pursuant to an unsecured Promissory Note. The Company issued warrants to purchase 25,000 shares of the Company’s common stock as a loan origination fee. The Company also closed on a second loan transaction with Pulaski Bank on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to the Company pursuant to an unsecured Promissory Note. The balance of both notes in the June 30, 2007 financial statements includes principal of $1.75 million plus accrued interest of $13,000. The company issued warrants to purchase 1,770,453 shares of the Company’s common stock to certain officers and directors in conjunction with their guarantee of these notes payable.

Note 1 had an original maturity date of July 5, 2007, and was subsequently extended to September 5, 2007. The Company paid $25,000 in cash as well as warrants to purchase 85,710 shares of the Company’s common stock with a five year term at $1.10 per share to Pulaski Bank in consideration for this extension. The note can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at June 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by entities, officers and other individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued warrants to purchase 1,388,636 shares of the Company’s common stock to certain officers and directors in conjunction with their guarantee of this note payable.

Note 2 had an original maturity date of May 21, 2007, and was subsequently extended to September 21, 2007. The Company paid $18,750 in cash as well as warrants to purchase 64,290 shares of the Company’s common stock with a five year term at $1.10 per share to Pulaski Bank in consideration for this extension. The note bears interest at the prime rate minus .05% (7.75% per annum as of June 30, 2007), with interest only payments due monthly. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued to the guarantors warrants to purchase an aggregate total of 381,817 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Company issued to Pulaski Bank warrants to purchase a total of 25,000 shares of the Company’s common stock as a loan origination fee.

The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

On June 26, 2007 the Company closed a loan transaction with Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”) pursuant to which Southwest agreed to loan $0.2 million to the Company pursuant to an unsecured Promissory Note. The note matures on December 26, 2007, and can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate plus 1.0% (9.25% per annum at June 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by an officer of Accentia, the majority stockholder of the Company. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

6. Notes payable (continued):

In conjunction with the issuance of this note payable the Company issued to the guarantor warrants to purchase 109,090 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 26, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

The balance of this note in the June 30, 2007 financial statements includes principal of $0.2 million plus accrued interest of $2,000.

7. Long-term debt:

Long-term debt consists of the following:

	June 30, 2007 (unaudited)	September 30, 2006
Note payable, Laurus Master Fund, $7,799,000 face value, variable rate (10.25% at June 30, 2007) amortizing note payable due in monthly payments through May 31, 2009[1]	$7,110,000	$—

Note payable, Laurus Master Fund, $2,500,000 face value, prime rate (8.25% at September 30, 2006) non-amortizing note payable, secured by restricted cash in escrow, originally due March 31, 2009[2]	—	906,000

Note payable, Laurus Master Fund, $5,066,000 face value, variable rate (10.25% at September 30, 2006) amortizing note payable originally due in monthly payments through March 31, 2009[2]	—	1,448,000

Notes payable, interest at 10%; due in 2007; convertible into common stock at $1.00 per share.	47,000	114,000

Other	105,000	208,000
Accrued interest, long-term debt	293,000	86,000

	7,555,000	2,762,000
Less current maturities	(7,465,000)	(900,000)

	$90,000	$1,862,000

1	This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The note also contains certain restrictive covenants. Pursuant to the original terms of this secured promissory note, the Company was required to make certain principal and interest payments commencing in calendar 2007. The Company did not commence making such payments when originally due and reached an understanding that such payments would not commence while the Company sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (“the Letter Agreement”). The company closed on a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note were deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million were to commence. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term (Note 8). In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million. As of August 14, 2007, certain principal and interest payments due to Laurus had not been made when due, although no default has been declared by Laurus on these obligations as of this time. As a result, the balance due on this note ($7.1 million) has been included in current liabilities in the accompanying June 30, 2007 balance sheet.
2	Converted to Note Payable to Laurus Master Fund $7,799,000 face value, discussed above.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

7. Long-term debt (continued):

Future maturities of long-term debt are as follows:

Years ending June 30,
2008	$7,872,000
2009	87,000

Total maturities	7,642,000
Less unamortized discount	(404,000)

$7,555,000

Amendment to Laurus Loan:

On April 17, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan until August, 2007, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan will continue to accrue at prime plus 2.0% (10.25% at June 30, 2007) and is due monthly. As of August 1, 2007, certain principal and interest payments due to Laurus had not been made when due, although no default has been declared by Laurus on these obligations as of this time and therefor the $7.1 million has been included in current liabilities in the accompanying 2007 balance sheet. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012 (Note 8). In addition, upon satisfaction of certain conditions of the Amendment, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. The Company reached the conclusion that the modification of terms of the $7.8 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. The Company incurred a $9.7 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the three and nine months ended June 30, 2007.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

8. Royalty liability

On April 17, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 7). As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

The Company recorded the royalty liability based on the present value of the minimum payments due under the Amendment. Management has determined that the recorded liability represents their best estimate of future payments due under this agreement. Additional royalty expense, if any, will be recorded as incurred or as it becomes reasonably estimable. Therefore, the actual royalty liability could exceed the recorded amount.

9. Related Party Transactions:

Notes payable, related party:

Notes payable, related party includes amounts advanced under three secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at the prime rate. As of June 30, 2007, the total balance owed to Accentia under these notes was approximately $10.0 million. Related party interest expense of $0.5 million and $0.3 million was incurred for the nine months ended June 30, 2007 and 2006, respectively and $0.2 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively.

Modification and termination of agreements:

The Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II in the New Market Tax Credit Transaction (Note 15). This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime rate and $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the June 30, 2007 balance in Notes payable, related party.

On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

9. Related Party Transactions (continued):

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products should Accentia’s ownership percentage in the Company drop below 50%. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from the biologic products less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the nine months ended June 30, 2007. A charge to the Company of $4.8 million was recorded in operating expense and is included in “loss on restructuring related party royalty agreement” in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2007.

•

The Company and Accentia entered into a Termination Agreement under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003 with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, Biovest issued to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of the termination agreement. A charge to the Company of $4.8 million was recorded in Other Expense as a cost of terminating the agreement, and is included in “termination of related party anti-dilution agreement” in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2007.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

9. Related Party Transactions (continued):

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus Master Fund, Ltd. (“Laurus”), under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share with a total fair value of approximately $9.4 million. The warrant expires in October 2012. The Company was allocated from Accentia $8.8 million of the total $9.4 million based on the relative fair value of the transactions. The $8.8 million fair value allocated to the Company has been recorded as a capital contribution in the Company’s consolidated financial statements as of June 30, 2007. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its inter-company loan with Biovest to a total of $9.6 million in order to facilitate the New Markets Tax Credit financing transaction (see Note 15). This allocation has been recorded as a financing fee in the statement of operations for the nine months ended June 30, 2007. The $8.8 million charge was allocated as follows in the statement of operations:

• Investment in Biolender LLC (immediately impaired)	$3,775,000
• Loss on restructuring of related party royalty agreement	1,887,000
• Related party financing fee	1,231,000
• Termination of related party anti-dilution agreement	1,887,000

$8,780,000

Warrants issued to related parties

In connection with the Southwest Bank Promissory Note dated June 26, 2007, as described in the above Note 6, the Company issued the guarantor of the Promissory Note, who is a director/officer of the Company’s majority owned parent, Accentia Biopharmaceuticals, Inc (“Accentia”) a warrant to purchase an aggregate total of 109,090 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrant”). The Warrant will expire on June 25, 2012.

10. Income taxes:

No provision for income taxes has been recorded for the nine months ended June 30, 2007 and 2006 due to the losses incurred during the periods. At June 30, 2007, the Company has net operating loss carry forwards of approximately $53.0 million available to offset future taxable income, which will begin to expire in 2020.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset valuation allowance of approximately $ 25.8 million, which fully offsets all deferred tax assets.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

11. Stock based compensation:

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

Common stock options outstanding and exercisable as of June 30, 2007 are as follows:

	Shares	Weighted Average Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2006	6,366,141	$0.73
Granted	2,901,382	$0.73
Exercised	(15,000)	$0.50
Cancelled	(265,199)	$0.82

Outstanding at June 30, 2007	8,987,324	$0.73	7.46	$1,053,412

Exercisable at June 30, 2007	7,450,559	$0.75	7.18	$936,768

Non-vested employee stock options:

Non-vested Shares	Shares	Weighted Avg Grant-Date Fair Value
Non-vested at September, 30, 2006	1,997,562	$0.48
Granted	704,167	0.32
Vested	(1,138,592)	0.44
Cancelled	(26,372)	0.58

Non-vested at June 30, 2007	1,536,765	$0.43

Stock Warrants:

Warrants	Shares	Weighted Average Price
Outstanding at September 30, 2006	17,298,126	$0.20
Issued	4,564,086	1.10
Exercised	(171,321)	0.02
Cancelled	(150,346)	3.21

Outstanding at June 30, 2007	21,540,545	0.37

Exercisable at June 30, 2007	20,340,545	$0.32

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

12. Derivative liability:

Changes to the Derivative liability are as follows:

Balance, September 30, 2006	$236,000
Allocation of Laurus debt for New Market Tax Credit Transaction, December, 2006	131,000
Loss on derivative	174,000

Balance, June 30, 2007	$541,000

13. Segment information:

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

The Company’s facilities expenses and other assets are not distinguished amount the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues
Cell Culture Services	690,000	893,000	2,094,000	2,095,000
Instruments and Disposables	716,000	1,158,000	2,191,000	3,315,000

Total Revenues	1,406,000	2,051,000	4,285,000	5,410,000

Cost of Sales
Cell Culture Services	272,000	639,000	1,035,000	1,530,000
Instruments and Disposables	410,000	510,000	1,265,000	1,457,000

Total Cost of Sales	682,000	1,149,000	2,300,000	2,987,000

Gross Margin ($)	724,000	902,000	1,985,000	2,423,000
Gross Margin (%)	51%	44%	46%	45%

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

14. Commitments and contingencies:

Legal proceedings:

The Company is involved with the litigation titled Biovest International, Inc. v. Excorp Medical, Inc. This matter was instituted by the Company to effect collection of a debt owed to Biovest arising out of a prior litigation. The defendant has breached the settlement agreement and a default judgment in the amount of $567,647 was entered against Excorp Medical. On March 21, 2007, Biovest and Excorp entered into a Forebearance Agreement whereby Biovest agreed to forebear from exercising its rights to collect the Judgment until June 30, 2007. We are unable to determine the collectability of the judgment at this time.

The Company has been served with a summons and complaint filed in Delaware Superior Court on behalf of SPRI International LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $183,000, which has been accrued for in the condensed consolidated balance sheet as of June 30, 2007. Biovest has indicated that it intends to seek to dismiss this litigation and submit any claims involved in this matter to arbitration pursuant to a contractual arbitration clause. The Company intends to defend these claims vigorously.

From time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Facility lease:

In connection with the New Market Tax Credit transaction (Note 15) on December 8, 2006, the Company entered into a lease for a 24,000 square foot facility in St. Louis, Missouri, for the sole purpose of assembling and distributing the AutovaxID instrument. The lease, which has a base term of approximately 3 years, calls for base rent payments of approximately $0.1 million annually, and provides a $12,000 allowance for tenant improvements.

Guarantee Indemnifications:

Under the terms of the January and March Pulaski notes payable, several board members and affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. The maximum amount to be issued by the Company in this regard is 20,045,455 shares of restricted common stock.

Under the terms of the Southwest Bank note payable issued June 26, 2007, an officer of Accentia, the majority shareholder of the Company, issued a personal guarantee. The Company agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest Bank by agreeing to reimburse the guarantor for any liabilities incurred associated with enforcement of the guarantee.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

15. New Market Tax Credit Transactions:

On April 25, 2006, the Company through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, Inc., and Laurus Master Fund, Ltd. (“Laurus”).

Previously, on March 31, 2006 in contemplation of the Transaction, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of Transaction I, Biovest and Biovest’s parent company formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, 2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of the Company’s common stock near the maturity date.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) and payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

15. New Market Tax Credit Transactions (continued):

Telesis CDE II, LLC is a Community Development Entity that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in the CDE. Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of Telesis CDE II, LLC within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event Telesis CDE II, LLC converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, the Company is required to treat the advance as unrestricted and non-segregated funds provided that the Company uses the funds to make all required lease payments. Finally, Biovax also hired all of the Company’s employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Biovax, Inc., the Company’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax;

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

15. New Market Tax Credit Transactions (continued):

(x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, the Company and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in derivative liability in the June 30, 2007 balance sheet is approximately $95,000.

•

The Company, its subsidiaries and certain related parties have entered into a guarantee arrangement with Telesis CDE II, Inc. for the debt service of Biovax. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. The Company issued warrants to purchase 1.0 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $757,000 involved in structuring this transaction were recorded as deferred financing costs and prepaid expenses and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax, Inc.

On December 8, 2006, the Company through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC, St. Louis Development Corp., AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp, and Laurus.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

15. New Market Tax Credit Transactions (continued):

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

In contemplation of Transaction II, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

In contemplation of Transaction II, AutovaxID Investment, LLC was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in the Leverage Fund. Additionally, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by the Leverage Fund from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in St. Louis New Market Tax Credit Fund II, LLC. The $8.0 million investment by the Leverage Fund to St. Louis New Market Tax Credit Fund II, LLC constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of the Leverage Fund’s interest in St. Louis New Market Tax Credit Fund II, LLC has been pledged to Biolender II as collateral for the Leverage Loan.

St. Louis New Market Tax Credit Fund II, LLC is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in the CDE. St. Louis New Market Tax Credit Fund II, LLC, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million Subordinated Promissory Note dated as of December 8, 2006 and described in more detail below.

Other salient terms and conditions of Transaction II are as follows:

•

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

15. New Market Tax Credit Transactions (continued):

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

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. AutovaxID, Inc., the Company’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

15. New Market Tax Credit Transactions (continued):

constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, the Company and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in the derivative liability in the June 30, 2007 balance sheet is approximately $59,000.

•

The Company, its subsidiaries and certain related parties have entered into a guarantee arrangement with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. The Company issued warrants to purchase 2.6 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $764,000 involved in structuring this transaction were recorded as deferred financing costs and prepaid expenses and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II, LLC.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

16. Variable Interest Entities:

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

The Company concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Biovax Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.	VIE Equity (0.01%)

Telesis CDE, Corp		VIE Equity (0.01%)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

AutovaxID Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation		VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company has concluded that its variable interests in the entity absorb most of the entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

16. Variable Interest Entities (continued):

Assets of $20.2 million and liabilities of $14.8 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp, Telesis CDE Corp, Biovax Investment Corp, and St. Louis Development Corporation, reflected on the Company’s June 30, 2007 condensed consolidated balance sheet as non controlling interests in variable interest entities.

The Company’s $590,000 non-controlling interest in losses from variable interest entities on it consolidated statement of operations for the nine months ended June 30, 2007 consists of the following:

Variable Interest Entity	Net (Income)/Loss
Biovax Investment LLC	$585,000
Telesis CDE Two, LLC	(9,000)
AutovaxID Investment, LLC	250,000
St. Louis NMTC Fund II, LLC	(236,000)

$590,000

17. Subsequent Events:

Effective as of July 5, 2007, the Company entered into a renewal and extension of the maturity date of the Promissory Note dated January 5, 2007 to Pulaski Bank. This Promissory Note, which had an original maturity date of July 5, 2007, now matures on September 5, 2007. The Company agreed to pay $25,000 in cash as well as to issue warrants to purchase 85,710 shares of the Company’s common stock with a five-year term and an exercise price of $1.10 per share to Pulaski Bank in consideration for this extension. The note can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at June 30, 2007), requiring monthly payments of interest only. All other terms of the Promissory Note dated January 5, 2007 remain the same as disclosed in Note 6.

Effective as of July 21, 2007, the Company entered into a renewal and extension of the maturity date of the Promissory Note dated April 22, 2007 to Pulaski Bank. This Promissory Note, which had an original maturity date of May 21, 2007, now matures on September 21, 2007. The Company agreed to pay $18,750 in cash as well as to issue warrants to purchase 64,290 shares of the Company’s common stock with a five-year term and an exercise price of $1.10 per share to Pulaski Bank in consideration for this extension. The note bears interest at the prime rate minus .05% (7.75% per annum as of June 30, 2007), with interest only payments due monthly. All other terms of the Promissory Note dated April 22, 2007 remain the same as disclosed in Note 6.

Effective as of August 12, 2007, the Company terminated the Employment Agreement of Carl M. Cohen, Ph.D., the Company’s Chief Operating Officer. In accordance with the terms of his employment agreement, Dr. Cohen will receive termination compensation in the amount of his base salary for a period of six months along with continuation of insurance benefits.

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

On June 2, 2007 the DMC met to review all data for the BiovaxID Phase 3 pivotal efficacy study. Following this meeting, the Company notified the DMC of its intent to seek Conditional Approval with the U.S. Food and Drug Administration (FDA) and its European counterpart, the European Medicines Agency (EMEA). The next regularly scheduled meeting of the DMC is planned for September 2007, at which point they will be provided with an updated data set for review. The company plans to seek conditional approval based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of FL. If conditionally approved by the target date of mid-June 2008, the Company would anticipate commencing commercial sales and marketing of BiovaxID by early 2009. Conditional approval would require the Company to complete the ongoing Phase 3 study as a condition to continued marketing of BiovaxID. See Note 3 to the condensed consolidated financial statements for additional discussion of the ongoing clinical trial.

We manufacture instruments and disposables used in the hollow fiber production of cell culture products. Our hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We have developed an automated cell production instrument, AutovaxID, which we plan to use in the production of BiovaxID vaccines and began marketing on a commercial basis in December 2006. Delivery of the new instruments began in March 2007. On June 8, 2007 the Company entered into a Non-Exclusive Distribution Agreement with VWR International, Inc. (“VWR”) to market and distribute the AutovaxID instrument. VWR will commence its sales and marketing efforts in September 2007.

The Company also produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion. Prior to September 2005, we were designated as the National Cell Culture Center “NCCC” under a grant from the National Institutes of Health and from September 2005 through June 30, 2006, we continued to provide the same services under an interim grant. We have discontinued activities as the designated NCCC and we have integrated these activities into our commercial contract manufacturing business.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Revenues. Total revenues for the three and nine months ended June 30, 2007 were $1.4 million and $4.3 million respectively, which represents a decrease of $0.6 million or 31% over the three months ended June 30, 2006, and a decrease of $1.1 million or 21% over the nine months ended June 30, 2006. This decrease is primarily attributable to a decrease in sales of our cell culture instrumentation and disposables. The nine months ended June 30, 2006 included the sale of three Xcellerator units, the largest model in our line of cell culture instrumentation compared to only one sale of this instrument for the same period ending June 30, 2007. Sales from our contract manufacturing of biologic drugs and cell production were similar year over year.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended June 30, 2007 increased from 44% to 51% compared to the same period in fiscal 2006. This increase is attributable primarily to the mix of revenues derived from cell culture services versus instrumentation sales. The gross margin for the nine months ended June 30, 2007 increased slightly from 45% to 46%.

Operating Expenses. Research and development expenses decreased by $0.6 million or 19% for the three months ended June 30, 2007 and increased $0.2 million or 2% for the nine months ended June 30, 2007 compared to the same periods in 2006. While the company expanded on the number of sites participating in the BiovaxID clinical trial during the first six months of fiscal 2007, the company reduced the scope of testing for the quarter ended June 30, 2007 due in part to limited availability of funds to meet to costs of continued patient enrollment as well as in anticipation of the Company’s intent to file for conditional approval with the FDA and EMEA as discussed above. General and administrative expenses decreased $0.5 million for the three months ended June 30, 2007. This decrease results from the cancellation of a discretionary bonus accrued for full time employees as the Company sought to reduce cash expenditures until additional sources of financing have been secured. General and administrative expenses increased $0.9 million for the nine months ended June 30, 2007 compared with the nine months ended June 30, 2006. This increase is attributed primarily to an overall increase in staffing levels, an increase in professional fees rendered in connection with the New Markets Tax Credit Transaction discussed in Note 15 to the condensed consolidated financial statements, as well as professional fees associated with pursuing additional financing alternatives.

As discussed in Note 9 to the condensed consolidated financial statements, $3.8 million was charged as an operating expense related to Laurus’ consent to the Company’s purchase of Accentia’s interest in Biolender, and $6.6 million was charged as an operating expense in connection with the restructuring of the Company’s royalty agreement with Accentia.

Other Income (Expense). As discussed in Note 8 to the financial statements, other expense includes a $9.7 million loss incurred upon extinguishment of debt with Laurus Master Funds, Inc. Also included and discussed in further detail in Note 9 to the financial statements is a $6.6 million loss incurred upon termination of the anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining a consent from one of Accentia’s lenders to permit additional advances to the Company by Accentia. Other expense for the three and nine months ended June 30, 2007 and 2006 also includes contractual interest charges and amortization of discounts regarding the Laurus Financing, interest on our demand notes to Accentia, interest on our unsecured promissory notes from Pulaski Bank, interest on our unsecured promissory note from Southwest Bank, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the three months ended June 30, 2007 and 2006 was $0.5 million and $1.3 million respectively. Total interest expense for the nine months ended June 30, 2007 and 2006 was $4.1 million and $1.5 million respectively. In addition, other expense for the first nine months of fiscal 2007 includes a $174,000 loss on derivative liabilities. As the derivative did not exist during the first nine months of fiscal 2006, there is no comparable loss.

Non-Controlling interest in earnings from variable interest entities. Other income also includes a $0.6 million non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax credit transaction discussed in Notes 15 and 16 of the condensed consolidated financial statements.

Liquidity and Capital Resources

The Company has historically had significant losses from operations and these losses continued during the three months ended June 30, 2007 resulting in a net operating cash flow deficit of $2.0 million. At June 30, 2007 the Company had an accumulated deficit of approximately $93.7 million and working capital deficit of approximately $24.5 million. At June 30, 2007, the Company had $0.3 million in cash of which the Company had allocated $0.2 million to the establishment and start-up of its new facility dedicated to the manufacture of AutovaxID instruments. As of August 14, 2007 certain principal and interest payments due to Laurus had not been made when due, although no default has been declared by Laurus on these obligations as of this time. The Company intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit and short-term borrowings (primarily from affiliates), as well as the sale of stock to and inter-company demand notes from Accentia. Since 2003, Accentia has been a primary source of financing for the Company; however, the Company has been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. Accordingly, the Company’s ability to continue present operations and to continue its ongoing clinical trial is dependent upon the Company’s ability to obtain significant external funding from sources other than Accentia, which raises substantial doubt about the Company’s ability to continue as a going concern. The need for funds is expected to grow as we continue our trials and our efforts to commercialize both BiovaxID and AutovaxID.

Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired investment banking firms to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate financing is not established or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID. If adequate financing is not established and if other strategic financing options are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts and the company may not be able to continue as a going concern.

During the three and nine months ended June 30, 2007, we received net advances of $0.8 million and $5.2 million respectively, from Accentia. The Company’s total net advances in excess of the $20 million investment agreement aggregated $10.0 million as of June 30, 2007, consisting of cash loans, payments directly to third parties and allocated inter-company expenses, accrued interest, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in the Company in June 2003. The $10.0 million is evidenced by three secured promissory demand notes.

New Market Tax Credit Transactions:

On April 25, 2006, the Company through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, Inc., and Laurus Master Fund, Ltd. (“Laurus”).

Previously, on March 31, 2006 in contemplation of the Transaction, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of Transaction I, Biovest and Biovest’s parent company formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, 2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of the Company’s common stock near the maturity date.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) and payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

Telesis CDE II, LLC is a Community Development Entity that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in the CDE. Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of Telesis CDE II, LLC within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event Telesis CDE II, LLC converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

New Market Tax Credit Transactions (continued):

Other salient terms and conditions of Transaction I are as follows:

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, the Company is required to treat the advance as unrestricted and non-segregated funds provided that the Company uses the funds to make all required lease payments. Finally, Biovax also hired all of the Company’s employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Biovax, Inc., the Company’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi)Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the

New Market Tax Credit Transactions (continued):

•

making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, the Company and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in derivative liabilities in the June 30, 2007 balance sheet is approximately $95,000.

•

The Company, its subsidiaries and certain related parties have entered into a guarantee arrangement with Telesis CDE II, Inc. for the debt service of Biovax. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. The Company issued warrants to purchase 1.0 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $757,000 involved in structuring this transaction were recorded as deferred financing costs and prepaid expenses and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax, Inc.

On December 8, 2006, the Company through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC, St. Louis Development Corp., AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp, and Laurus.

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

In contemplation of Transaction II, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

New Market Tax Credit Transactions (continued):

In contemplation of Transaction II, AutovaxID Investment, LLC was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in the Leverage Fund. Additionally, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by the Leverage Fund from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in St. Louis New Market Tax Credit Fund II, LLC. The $8.0 million investment by the Leverage Fund to St. Louis New Market Tax Credit Fund II, LLC constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of the Leverage Fund’s interest in St. Louis New Market Tax Credit Fund II, LLC has been pledged to Biolender II as collateral for the Leverage Loan.

St. Louis New Market Tax Credit Fund II, LLC is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in the CDE. St. Louis New Market Tax Credit Fund II, LLC, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million Subordinated Promissory Note dated as of December 8, 2006 and described in more detail below.

Other salient terms and conditions of Transaction II are as follows:

•

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

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

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

New Market Tax Credit Transactions (continued):

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. AutovaxID, Inc., the Company’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the financial statements.

New Market Tax Credit Transactions (continued):

•

In connection with the NMTC financing, the Company and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in derivative liabilities in the June 30, 2007 balance sheet is approximately $59,000.

•

The Company, its subsidiaries and certain related parties have entered into a guarantee arrangement with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. The Company issued warrants to purchase 2.6 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $764,000 involved in structuring this transaction were recorded as deferred financing costs and prepaid expenses and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II, LLC.

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

The Company concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Biovax Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.	VIE Equity (0.01%)

Telesis CDE, Corp		VIE Equity (0.01%)

New Market Tax Credit Transactions (continued):

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

AutovaxID Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation		VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company has concluded that its variable interests in the entity absorb most of the entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

Variable Interest Entities:

Assets of $20.2 million and liabilities of $14.8 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp, Telesis CDE Corp, Biovax Investment Corp, and St. Louis Development Corporation, reflected on the Company’s June 30, 2007 condensed consolidated balance sheet as non controlling interests in variable interest entities.

The Company’s $590,000 non-controlling interest in losses from variable interest entities on it consolidated statement of operations for the nine months ended June 30, 2007 consists of the following:

Variable Interest Entity	Net (Income)/Loss
Biovax Investment LLC	$585,000
Telesis CDE Two, LLC	(9,000)
AutovaxID Investment, LLC	250,000
St. Louis NMTC Fund II, LLC	(236,000)

$590,000

Notes Payable:

On January 16, 2007, the Company closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to the Company pursuant to an unsecured Promissory Note. The Company issued warrants to purchase 25,000 shares of the Company’s common stock as a loan origination fee. The Company also closed on a second loan transaction with Pulaski Bank on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to the Company pursuant to an unsecured Promissory Note. The balance of both notes in the June 30, 2007 financial statements includes principal of $1.75 million plus accrued interest of $13,000. The company issued warrants to purchase 1,770,453 shares of the Company’s common stock to certain officers and directors in conjunction with their guarantee of these notes payable.

Notes Payable (continued):

Note 1 had an original maturity date of July 5, 2007, and was subsequently extended to September 5, 2007. The Company paid $25,000 in cash as well as warrants to purchase 85,710 shares of the Company’s common stock with a five year term at $1.10 per share to Pulaski Bank in consideration for this extension. The note can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at June 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued warrants to purchase 1,388,636 shares of the Company’s common stock to certain officers and directors in conjunction with their guarantee of this note payable.

Note 2 had an original maturity date of May 21, 2007, and was subsequently extended to September 21, 2007. The Company paid $18,750 in cash as well as warrants to purchase 64,290 shares of the Company’s common stock with a five year term at $1.10 per share to Pulaski Bank in consideration for this extension. The note bears interest at the prime rate minus .05% (7.75% per annum as of June 30, 2007), with interest only payments due monthly. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued to the guarantors warrants to purchase an aggregate total of 381,817 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Company issued to Pulaski Bank warrants to purchase a total of 25,000 shares of the Company’s common stock as a loan origination fee

The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee.

On June 26, 2007 the Company closed a loan transaction with Southwest Bank Creve Couer Financial Center of St. Louis, MO (“Southwest”) pursuant to which Southwest agreed to loan $0.2 million to the Company pursuant to an unsecured Promissory Note. The note matures on December 26, 2007, and can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate plus 1.0% (9.25% per annum at June 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by an officer of Accentia, the majority stockholder of the Company. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

In conjunction with the issuance of this note payable the Company issued to the guarantor warrants to purchase 109,090 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 26, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

The balance of this note in the June 30, 2007 financial statements includes principal of $0.2 million plus accrued interest of $2,000.

Operating Capital and Capital Expenditure Requirements:

Our ability to continue our present operations and meet our obligations for vaccine development and commercialize our automated cell culture instrument is dependent upon our ability to continue obtaining significant external funding. See Note 3 in the notes to the condensed consolidated financial statements. As previously discussed Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company a net $10.0 million through June 30, 2007, including the inter-company demand loans discussed above. As of August 1, 2007, certain principal and interest payments due on the Company’s $7.8 million note payable due to the Company’s senior secured creditor, Laurus Master Fund, Ltd. had not been made, although no default has been declared on these obligations as of this time. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate financing is not established or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID. If adequate financing is not established and if other strategic financing options are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts and the company may not be able to continue as a going concern.

Subsequent Events:

Effective as of July 5, 2007, we entered into a renewal and extension of the maturity date of the Promissory Note dated January 5, 2007 to Pulaski Bank. This Promissory Note, which had an original maturity date of July 5, 2007, now matures on September 5, 2007. We agreed to pay $25,000 in cash as well as to issue warrants to purchase 85,710 shares of the our common stock with a five-year term and an exercise price of $1.10 per share to Pulaski Bank in consideration for this extension. The note can be prepaid by us at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at June 30, 2007), requiring monthly payments of interest only. All other terms of the Promissory Note dated January 5, 2007 remain the same as previously disclosed.

Effective as of July 21, 2007, we entered into a renewal and extension of the maturity date of the Promissory Note dated April 22, 2007 to Pulaski Bank. This Promissory Note, which had an original maturity date of May 21, 2007, now matures on September 21, 2007. We agreed to pay $18,750 in cash as well as to issue warrants to purchase 64,290 shares of our common stock with a five-year term and an exercise price of $1.10 per share to Pulaski Bank in consideration for this extension. The note bears interest at the prime rate minus .05% (7.75% per annum as of June 30, 2007), with interest only payments due monthly. All other terms of the Promissory Note dated April 22, 2007 remain the same as previously disclosed.

Effective as of August 12, 2007, we terminated the Employment Agreement of Carl M. Cohen, Ph.D., the Company’s Chief Operating Officer. In accordance with the terms of his employment agreement, Dr. Cohen will receive termination compensation in the amount of his base salary for a period of six months along with continuation of insurance benefits.

Fluctuations in Operating Results:

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt:

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

Shares Issued and Outstanding at June 30, 2007	94,636,811
Options	8,987,324
Warrants	21,540,545
Convertible Notes	46,817

Total	125,211,497

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, and for the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2007, and for the period covered by this report, to ensure that information required to be disclosed in the reports that Biovest files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal control over financial reporting or in other factors in the first nine months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved with the litigation titled Biovest International, Inc. v. Excorp Medical, Inc. This matter was for collection of a debt owed to Biovest arising out of a prior litigation. The defendant has breached the settlement agreement and a default judgment in the amount of $567,647 was entered against Excorp Medical. On March 21, 2007, Biovest and Excorp entered into a Forebearance Agreement whereby Biovest agreed to forebear from exercising its rights to collect the Judgment until June 30, 2007. We are unable to determine the collectability of the judgment at this time.

We have been served with a summons and complaint filed in Delaware Superior Court on behalf of SPRI International LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $183,000. Biovest has indicated that it intends to seek to dismiss this litigation and submit any claims involved in this matter to arbitration pursuant to a contractual arbitration clause. We plan to defend these claims vigorously.

Except for the foregoing, we are not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which may be covered by insurance. Management believes that these proceedings will not have a material adverse effect on our business.

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

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon approval. We have filed an amendment to the trial Protocol to expand the trial to include patients who receive initial treatment including Rituxan®, and we have accelerated the development of our commercial manufacturing protocols in anticipation of submission of an application for Accelerated Approval. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Amended March 22, 2007 Promissory Note with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) and the Company dated April 22, 2007.

10.2	Second Amended March 22, 2007 Promissory Note with Pulaski and the Company dated May 21, 2007.

10.3	Third Amended March 22, 2007 Promissory Note with Pulaski and the Company dated July 21, 2007.

10.4	Amended January 16, 2007 Promissory Note with Pulaski and the Company dated July 5, 2007.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2007	/s/ Steven R. Arikian
Steven R. Arikian, M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: August 14, 2007	/s/ James A. McNulty
James A. McNulty, CPA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)