Form 10-K
period 2007-09-30
BIOVEST INTERNATIONAL INC
filed 2007-12-28
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

377 Plantation Street, Worcester MA 01605

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (813) 864-2554

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 31, 2007, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the OTC Bulletin Board, was approximately $10,892,197.

As of December 1, 2007, there were 95,729,729 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

Statements in this annual report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. DESCRIPTION OF BUSINESS” in this annual report on Form 10-K and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.	BUSINESS

In this annual report on Form 10-K, unless the context indicates otherwise, references to “Biovest,” “the Company,” “our company,” “we,” “us,” and similar references refer to Biovest International, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2007” or “fiscal 2007” means the 12-month period ended September 30, 2007.

Overview

We are a biotechnology company focusing primarily on the development of BiovaxID™, a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting some of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. We are currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL.

We also have developed an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of our BiovaxID vaccine. We believe that this instrument will facilitate our commercial production of BiovaxID following approval. Further, we have formed a wholly-owned subsidiary, AutovaxID, Inc., and have leased space in St. Louis, Missouri to conduct the business which will commercially market this automated instrument.

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

Anti-Cancer vaccine

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

To our knowledge, BiovaxID is the only NHL vaccine currently in development under an IND that is produced through a hybridoma process. The hybridoma process is different from the recombinant processes being used by other companies that are currently developing an active idiotype immunotherapeutic for NHL. In the recombinant process, the patient’s own tumor cells are not fused with lymphocytes, but instead the vaccine is produced by introducing genetic material bearing certain portions (known as the variable light and variable heavy chains) of the tumor-derived idiotype protein into mammalian or insect cells. In contrast, hybridoma method will produce high-fidelity copies of the antigen that, through clonal reproduction, exactly replicates the original gene sequences of the tumor specific idiotype of the parent tumor cell, the recombinant method gives rise to protein products that have combinations of gene sequences different from those of the patient’s tumor.

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

Manufacture of BiovaxID

For our Phase 3 clinical trials, we manufactured BiovaxID at our manufacturing facility in Worcester, Massachusetts, operated by Biovax, Inc., our wholly owned subsidiary. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our existing facility in Worcester, although we will likely need to develop additional facilities or utilize third-party contract manufacturers to fully support commercial production for the U.S. markets. To penetrate markets outside of the U.S., we may enter into agreements such as collaborations with well-established companies that have the capabilities to produce the product, licenses, joint ventures or other arrangements to produce and/or market the product in such countries. To facilitate commercial production of the vaccine, we are developing proprietary manufacturing equipment, for which we have filed “AutovaxID™” as a trademark. AutovaxID integrates and automates various stages of vaccine production. We believe that the AutovaxID system will reduce the space and staff currently required for production of the vaccine. In May 2006, we were informed by the FDA that AutovaxID requires no further review by the FDA, allowing us to commence commercialization of the device. On August 7, 2006, we formed a new wholly-owned subsidiary corporation called AutovaxID, Inc., to conduct business of assembling and commercially distributing our AutovaxID instruments from its leased facility in St. Louis, Missouri.

Because we use KLH in the BiovaxID manufacturing process, we have entered into a supply agreement with BioSyn Arzneimittel GmbH, or BioSyn, to supply us with KLH. Under this agreement, BioSyn is obligated to use commercially reasonable efforts to fulfill all of our orders of KLH, subject to certain annual minimum orders by us. However, BioSyn does not have a specific obligation to supply us with the amounts of KLH currently being supplied and necessary for our current clinical trial purposes or for commercialization. The supply agreement specifies a purchase price for the KLH and also provides for a one-time licensing fee payable by us in installments. In light of the regulatory strategy to pursue conditional approval, which has resulted in the current data lock implemented in our Phase 3 clinical trial and the resulting temporary freeze on the enrollment or treatment of new patients, we have entered into an agreement with BioSyn to suspend our minimum order requirements and the minimum royalty payments called for in the supply agreement. The agreement expires in December 2007 but will automatically renew for unlimited successive terms of five years each unless we provide notice of termination to BioSyn at least 6 months before the expiration of any term. No such termination notice has been provided. The agreement can be terminated prior to expiration by either party upon the winding-up or receivership of the other party or upon a default that remains uncured for 60 days. Also, the agreement can be terminated by BioSyn if we cease to develop BiovaxID.

Development Status

The Phase 3 clinical trial for BiovaxID commenced in September 2000 by the NCI under an approved protocol for what was originally expected to be a 4-year trial. In April 2004, the NCI formally transferred sponsorship of the IND for BiovaxID to us, which gave Biovest the right to communicate and negotiate with the FDA relating to the approval of BiovaxID and to conduct the clinical trials for the vaccine. In May 2006, we were granted fast-track designation for BiovaxID by the FDA.

As of September 2007, a total of 233 subjects had been enrolled and 176 subjects had been randomized in the Phase 3 clinical trial, which has a protocol calling for a total of 629 subjects to be enrolled and 540 to be randomized. Under the protocol, subjects are randomized at a 2:1 ratio, with 2 subjects receiving BiovaxID for each subject receiving the control group treatment. In June 2007, the independent Data Monitoring Committee (DMC), which is a responsible for ongoing review of unblinded clinical trial data to monitor safety and efficacy for BiovaxID, reviewed the available unblinded clinical trial data from the BiovaxID Phase 3 trial and recommended an interim analysis of the study’s endpoints and overall safety profile which has necessitated implementation of a data lock on the clinical trial data. This data lock took effect in December 2007 and an interim analysis will be performed thereafter. During the data lock and interim analysis, the Company is not enrolling or treating additional subjects in the Phase 3 clinical trial.

The following summarizes the results and status of our ongoing, recently completed, and currently planned clinical trials for BiovaxID as of September 30, 2007:

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

Under our current regulatory strategy, we are performing an interim analysis of the available clinical trial data prior to the completion of patient enrollment as provided in the clinical trial protocol. We plan to seek conditional approval of BiovaxID for the indication of follicular NHL based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of follicular NHL. Conditional approval would require us to complete the ongoing Phase 3 study as a condition to continued marketing of BiovaxID.

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

On April 29, 2004, the IND for BiovaxID was formally transferred from the NCI to us, making us, rather than the NCI, the sponsor and responsible party for the ongoing clinical trial. Following the transfer of the IND to us, the trial related functions that continued to be performed at the NCI were largely limited to pathology laboratory services, the operation and maintenance of the small primary trial site and administrative trial oversight through the NCI Data Safety and Monitoring Board (DSMB). On September 25, 2006, we received a communication from the DSMB, expressing its concern raised to the principal investigator over the rate of patient enrollment, our expansion of the trial into international clinical trial sites in Eastern Europe and regarding the pathology laboratory services being conducted at the NCI. At no point has the DSMB raised concerns about the safety of the trial. Based on the concerns as raised, the DSMB recommended that the trial as proposed not continue at the NCI site; however, we continued the trial at the remaining approximately thirty clinical sites. Because we decided to relocate the remaining trial related functions from the NCI to non-governmental commercial facilities outside of the NCI, the CRADA was terminated on November 26, 2006. Included in this transaction was the termination of the NCI’s responsibility of the trial safety and monitoring oversight by the NCI Data Safety and Monitoring Board (DSMB). A new Data Monitoring Committee (DMC) has been established for the BiovaxID clinical trials. The current independent DMC is composed of two physicians with oncology training and experience, and one biostatistician trained and experienced in clinical trials data analysis.

On June 2, 2007, the DMC met to review all data for the BiovaxID Phase 3 pivotal efficacy study. Following this meeting, the Company notified the DMC of its intent to seek Conditional Approval with the U.S. Food and Drug Administration (FDA) and its European counterpart, the European Medicines Agency (EMEA). At the regularly scheduled meeting of the DMC in September 2007, the members of the DMC were provided with an updated data set for review. After discussion with the DMC, a data lock has been implemented on the ongoing Phase 3 trial and the Company has begun the process of preparing a full interim analysis to present to the DMC. The Company plans to seek conditional approval based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of FL.

In September 2004, we entered into an agreement with Stanford University giving us worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. These are the same cell lines that have been used by researchers at Stanford and the NCI to perform their studies of the hybridoma idiotype vaccine in NHL. This agreement gives us exclusive rights to these cell lines through 2019 in the fields of B-cell and T-cell cancers, and it gives us non-exclusive rights in such fields of use at all times after 2019. The agreement also gives us the right to sublicense or transfer the licensed biological materials to collaborators in the licensed fields. Under our agreement with Stanford, we paid Stanford an up-front license fee of $15,000, and we are obligated to pay a yearly maintenance fee of $10,000 per year thereafter. The agreement also provides that we will pay Stanford $100,000 within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval we will pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of the amount received by us for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Our agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. We can terminate this agreement at any time upon 30 days prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

Marketing

As BiovaxID moves closer to potential regulatory approval, we will identify a suitable strategic partner for purposes of collaborating in the marketing and distribution of BiovaxID in the U.S. We plan to build a small, highly-focused marketing force to market BiovaxID to oncologists. We believe that a relatively small but highly trained marketing and sales force can serve the oncology market in North America due to the limited number of oncologists. There are approximately 8,400 medical oncologists in the U.S. To penetrate oncology markets outside the U.S., we may establish collaborations with companies already positioned in the oncology field to assist in the commercialization of BiovaxID.

Research and Development

During both fiscal years ended September 30, 2007 and 2006, we spent $10.0 million for research, development, clinical trial and other expenses related to the vaccine. For the fiscal year ended September 30, 2005, we spent $8.6 million on comparable expenses. Additionally, we spent approximately $2.0 and $1.4 million on research and development relating to our hollow fiber production instruments, disposables and production processes in fiscal 2006 and 2005, respectively.

There are many risks and costs involved in clinical trials. There is no certainty that we will successfully complete the Phase 3 clinical trial. Even if the clinical trial is successful, there is no certainty that the vaccine can be produced at a competitive or acceptable cost or that the vaccine can become an accepted treatment for follicular NHL.

Instruments and Disposables

We sell hollow fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

AutovaxID™

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Because it is fully enclosed and automated, AutovaxID requires almost no supervision and is less expensive to operate. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are currently the back bone of commercial therapeutic protein manufacture. We plan to utilize the AutovaxID technology to streamline commercial manufacture of its proprietary anti-cancer vaccine, BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with U.S. Food and Drug Administration Good Manufacturing Practices (GMPs). On December 8, 2006, we established and received funding for a facility in St. Louis, Missouri for the assembly and distribution of our AutovaxID instruments, being conducted by our AutovaxID subsidiary. In June 2007, we entered into a distribution agreement with VWR International, Inc., to distribute the AutovaxID automated cell culture device in North America and commercial sales of AutovaxID have commenced. We believe that this agreement will provide AutovaxID with a preferred position in the market and allow the AutovaxID to achieve rapid market penetration.

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

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with our instruments. Revenues from such disposable products represented approximately 30%, 40% and 47% of our total revenue from this business segment for the fiscal years ended September 30, 2007, 2006, and 2005 respectively.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

For the fiscal years ended September 30, 2007, 2006, and 2005 we received revenue of approximately $2.7 million (approximately 54% of our aggregate revenue), $4.6 million (approximately 63%) and $3.0 million (approximately 60%), respectively from our instruments and disposables segment.

Cell Culture Products and Services

We manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $2.4 million (approximately 46%), $2.7 million (approximately 37%) and $2.0 million (approximately 40%) in revenues for the fiscal years ended September 30, 2007, 2006, and 2005 respectively.

Our customers include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

There are various processes commonly used to produce mammalian cells generally used in the production of antibodies. These may include hollow fiber bioreactor perfusion, stirred tank fermentation, roller bottle and other processes. We primarily use hollow fiber bioreactor technology to expand customer provided cell lines and produce the respective monoclonal antibodies. This technology grows cells to higher densities which more closely mimics mammalian physiology. We have significant expertise with in vitro (outside the living body) cell culture methods for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow fiber bioreactors is fibers made of plastic polymers. The fibers are hair-like with hollow centers which simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is perfused through the lumen of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the on-going cell growth process. Hollow fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of downstream purification processes. This technology generally minimizes the amount of costly nutrient media required for cell growth.

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, we believe that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. We believe that hollow fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as the therapeutic vaccine which we are developing, we believe that hollow fiber technology may be the appropriate cell culture production technology.

COMPETITION

We compete with companies developing new drugs and treatments for follicular NHL. We are aware of several companies focusing on the development of active immunotherapies for NHL, including Genitope Corporation, Antigenics, Inc., and Favrille, Inc. None of these companies uses the hybridoma method to produce a patient-specific vaccine, and of these companies, only Genitope and Favrille have a product candidate in Phase 3 clinical trials. In December 2007 Genitope announced that its product candidate, MyVaxTM had failed to achieve its primary endpoints in its phase 3 clinical trial. Several companies, such as Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan, a monoclonal antibody, and Zevalin and Bexxar, which are passive radioimmunotherapy products. Research for new cancer therapies is intense, and new treatments are being developed by competitors. Many competitors have significantly greater financial resources and expertise in such matters as research and development, manufacturing, preclinical and clinical trials and regulatory approvals. Competitors may have collaborative arrangements with large and established companies. Additionally, we may compete in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment.

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

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow fiber perfusion process and instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have twelve (12) issued United States patents and several foreign counterparts. Additionally, we have filed two patent applications that are pending. The expiration dates of our presently issued United States patents range from April 2008 to November 2017. A list of our active U.S. patents follows:

Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
5,656,421	MULTI-BIOREACTOR HOLLOW FIBER CELL PROPAGATION SYSTEM AND METHOD By Timothy C. Gebhard	Feb. 12, 1991/Aug. 12, 1997	Jan 30, 2009TD

5,998,184	BASKET-TYPE BIOREACTOR by Yuan Shi	Oct. 8, 1997/Dec. 7, 1999	Oct. 8, 2017

5,416,022	CELL CULTURE APPARATUS by Bruce P. Amiot	Oct. 29, 1993/May 16, 1995	Jan 7, 2009TD

5,330,915	PRESSURE CONTROL SYSTEM FOR A BIOREACTOR by John R. Wilson	Oct. 18, 1991/Jul. 19, 1994	Oct. 18, 2011

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

5,631,006	IMMUNOTHERAPY PROTOCOL OF CULTURING LEUKOCYTES IN THE PRESENCE OF INTERLEUKIN-2 IN A HOLLOW FIBER CARTRIDGE by Georgiann B. Melink	Jun. 7, 1995/May 20, 1997	May 20, 2014

4,973,558	METHOD OF CULTURING CELLS USING HIGHLY GAS SATURATED MEDIA by John R. Wilson	Apr. 28, 1988/Nov. 27, 1990	April 28, 2008

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Additionally, we consider trademarks to be potentially important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We have been issued the trademark Biovax® and have filed the trademark BiovaxID™ in connection with our therapeutic cancer vaccine and the trademark AutovaxID™ in connection with our automated cell culture instrumentation, and we plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, including seeking protection of our trademarks internationally.

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

EMPLOYEES

As of September 30, 2007, we had 39 full-time employees, including 13 in research and development, 6 in manufacturing and quality control, 8 in contract production services, 1 in marketing and sales, 4 in management, and 7 in finance, accounting, administrative, and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We lease approximately 17,000 square feet in Worcester, Massachusetts, which we use for BiovaxID production, contract cell production, offices, and storage. We have extended our lease term on this facility through February 28, 2010.

We lease approximately 24,000 square feet in St. Louis, Missouri under a three year lease term which runs through January 2010. Our AutovaxID, Inc. subsidiary intends to engage in the assembly, marketing and distribution of our AutovaxID instruments and associated cultureware from this facility.

We anticipate that our facilities will meet our needs during fiscal 2008. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

ITEM 1A.	RISK FACTORS

Risk Factors

Statements in this annual report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The under lying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

We have a history of operating losses and expect to incur further losses.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2007, 2006 and 2005, we reported net losses of $44.3 million, $13.7 million, and $11.5 million respectively and negative cash flow from operating activities of $10.8 million, $9.7 million and $10.3 million, respectively. As of September 30, 2007, we have an aggregate accumulated deficit of $96.7 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the clinical trials for BiovaxID. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our financial statements for the 2007 fiscal year indicated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2007, we had a working capital deficit of $22.7 million. We expect to continue to incur substantial net operating losses over the next several years, which would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered certified public accountants, Aidman, Piser & Company, P.A., indicated, in their report to our 2007 financial statements, that there is substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As reflected in the accompanying consolidated financial statements, Biovest incurred net losses of $44.3 million, $13.7 million and $11.5 million and negative cash flows from operations of $10.8 million, $9.7 million and $10.3 million in 2007, 2006 and 2005, respectively. In addition, Biovest’s projected cash in-flows from operations for fiscal 2008 are currently projected to be insufficient to finance projected operations without funding from other sources. The Company has had difficulty in meeting its cash requirements. It has, in-part, met its cash requirements through proceeds from its cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), the collection of and advances on the Accentia Biopharmaceuticals, Inc. (“Accentia”) stock subscription receivable and inter-company demand loans from Accentia as discussed below, and by trade-vendor credit. We have been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. There can be no assurances that management will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We will need substantial additional financing but our access to capital funding is uncertain.

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia. The aggregate investment commitment received from Accentia was $20 million. Additionally, Accentia has loaned us or otherwise paid on our behalf an additional $10.7 million through September 30, 2007, as represented by three secured demand promissory notes. We have been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. Additionally, we have borrowed funds from third parties. Furthermore, because much of this indebtedness is secured by all of our assets, including the assets of our subsidiaries, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. In addition, we are obligated to pay royalties which will reduce profit.

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

The interim analysis being performed in our clinical trials for BiovaxID may produce negative or inconclusive results and may delay our efforts to obtain approval for this product.

We are currently engaged in performing an interim analysis of the safety and efficacy data generated in our Phase 3 clinical trial of BiovaxID. We cannot predict with certainty the results of this interim analysis, and if the results are negative or inconclusive we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for this product or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs.

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

Also, skin irritation consisting of redness and induration, or hardening of the tissue, at the site of BiovaxID or control injection has been noted, but this condition has generally lasted only a few days and was limited to skin surrounding the injection site. The Data Monitoring Committee for BiovaxID, which has reviewed all adverse event reports related to BiovaxID, has not expressed any concerns to date about the safety of the vaccine. We cannot guarantee that our current or future trials for BiovaxID will not demonstrate additional adverse side effects that may delay or even preclude regulatory approval. Even if BiovaxID receives regulatory approval, if we or others identify previously unknown side effects following approval, regulatory approval could be withdrawn and sales of the product could be significantly reduced.

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

We have manufactured BiovaxID for our clinical trials at our facility in Worcester, Massachusetts. Our manufacturing facility in Worcester is currently subject to licensing requirements of the Massachusetts Department of Public Health. Our facility is subject to inspection by the FDA as well as by the Massachusetts Department of Public Health at any time. Failure to obtain and maintain a license from the Massachusetts Department of Public Health or to meet the inspection criteria of the FDA and the Massachusetts Department of Public Health would disrupt our manufacturing processes, increase costs, and would harm our business. If an inspection by the FDA, the Massachusetts Department of Public Health, or foreign regulatory authorities indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity.

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

Orphan drug designation must be requested before submitting a Biologics License Application, or BLA. After the FDA grants orphan drug designation to a product, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances such as greater effectiveness, greater safety, major contribution to patient care, or inadequate supply. Even though we have applied for orphan drug status, the FDA has determined that BiovaxID is ineligible for orphan drug designation in the absence of further information and clarification. Although we have successfully achieved the equivalent of Orphan Drug designation in the European Union as a result of the EMEA’s different regulations as to number of affected patients, we have not yet determined whether we will continue to pursue orphan drug designation for BiovaxID in the U.S. Even if designated as an orphan drug, BiovaxID may not be approved, or may not be approved before other applications, or granted orphan drug exclusivity if approved. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidate before we do or even if we do not obtain such status, in which case we would be excluded from that market if the FDA deems the competitive drug to be the same drug as BiovaxID. Even if we obtain orphan drug exclusivity for BiovaxID, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

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

As of September 30, 2007, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of approximately $51.2 million (which will begin to expire in 2021) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

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

We have limited experience attempting to comply with public company obligations, including Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. The requirement for a report of management, as currently in effect, will first apply to our annual report on Form 10-K for our fiscal year ending September 30, 2008. The requirement for our auditor to attest on management assessment may apply for the fiscal year ending September 30, 2009, although the SEC may extend this another year. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

As of December 1, 2007, Accentia beneficially owned or controlled approximately 76% of our outstanding shares of common stock. Accentia exerts significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On March 26, 2007, the Company received correspondence from the Securities Exchange Commission regarding the Company’s form 10-KSB for the year ended September 30, 2006 and form 10-Q for the three months ended December 31, 2006. The Commission requested detail with respect to the New Markets Tax Credit transaction (“NMTC transaction”) the Company closed on April 26, 2006. Their correspondence centered upon the Company’s application of FIN46 to this transaction and the treatment of fees incurred with respect to this transaction as deferred expenses. Ongoing communication with the SEC staff has ensued and we consider the matter to be an unresolved SEC comment. We do not know how this matter will ultimately be resolved with the staff of the SEC. Although, the Company believes any differences or adjustments required, if any, will have immaterial effect, if any, on the Company’s financial position and operations.

ITEM 2.	PROPERTIES

We lease approximately 33,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and we continue to occupy this facility on a month-to-month basis.

We lease approximately 17,000 square feet in Worcester, Massachusetts, which we use for BiovaxID-related production, contract cell production, offices, storage, and future expansion. We have extended our lease term on this facility through February 28, 2010.

We lease approximately 24,000 square feet in St. Louis, Missouri under a three year lease term set to expire in January 2010. Our AutovaxID, Inc. subsidiary intends to engage in the assembly, marketing and distribution of our AutovaxID instruments and associated cultureware.

We anticipate that our facilities will meet our needs during fiscal 2008. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

ITEM 3.	LEGAL PROCEEDINGS

As of September 30, 2007, we had no material legal proceedings.

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

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007. Subsequent to the conclusion of the fiscal year, on October 4, 2007, the Company submitted the question of approval of the Biovest 2006 Equity Incentive Plan (the “Biovest 2006 Plan”) to Accentia, in its role as the majority shareholder of Biovest. Accentia took shareholder action to ratify the adoption of the Biovest 2006 Plan, which action was communicated to the remaining Company shareholders by the filing with SEC and timely delivery to Company stockholders of an Information Statement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Since August 2005, our stock has traded on the OTC Bulletin Board under the symbol, “BVTI.OB”.

Number of Common Shareholders

As of September 30, 2007, we had approximately 95,639,000 shares of common stock outstanding which were held by approximately 400 stockholders of record.

Quarterly High / Low Company Stock Price – BVTI.OB

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the OTC Bulletin Board. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2005 (1):
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter (beginning August 15, 2005)	$3.00	$0.80

Year Ended September 30, 2006:
First Quarter	$0.95	$0.44
Second Quarter	$1.00	$0.45
Third Quarter	$1.80	$0.55
Fourth Quarter	$1.56	$0.77

Year Ended September 30, 2007:
First Quarter	$1.38	$0.60
Second Quarter	$0.96	$0.38
Third Quarter	$1.04	$0.38
Fourth Quarter	$0.78	$0.44

(1)	Because our common stock was not quoted on the OTC Bulletin Board prior to August 15, 2005, there are no quotations available prior to August 15, 2005.

Performance Graph

*	Assumes $100 invested on August 15, 2005 (the first day Biovest common stock was quoted on the OTC Bulletin Board) in Biovest common stock and stock of companies in the Russell Microcap Index and Nasdaq Biotechnology Index. Total return assumes reinvestment of dividends.

Dividends

We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that all future earnings will be retained for use in our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results and other factors.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of September 30, 2007 were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted- average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]

Equity compensation plans approved by security holders	8,747,538	$0.74	11,252,462

Equity compensation plans not approved by security holders	—	—	—

	8,747,538	$0.74	11,252,462

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our financial statements and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” included elsewhere in this filing. The selected consolidated financial data as of September 30, 2007, 2006, 2005, 2004 and 2003 and for the years ended September 30, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements portions of which are included elsewhere in this filing.

	Years ended September 30,
	(in thousands, except per share data)
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:

Net sales	$5,004	$7,298	$5,077	$5,706	$8,256
Cost of sales	2,736	3,889	3,750	5,447	6,283

Gross margin	2,268	3,409	1,327	259	1,973

Operating expenses:
Research and development	10,210	12,020	9,950	5,541	2,591
General and administrative	4,114	3,405	2,438	3,251	4,939
Impairment charges on investment in consolidated subsidiary	3,775	—	—	—	—
Loss on restructuring of related party royalty agreement	6,637	—	—	—	—

Total operating expenses	24,736	15,425	12,388	8,792	7,530

Operating loss	(22,468)	(12,016)	(11,061)	(8,533)	(5,557)

Interest (expense) income, net	(4,754)	(1,877)	(395)	(448)	(566)
Loss on extinguishment of debt	(9,787)	—	—	—	—
Loss from termination of related party anti-dilution agreement	(6,637)	—	—	—	—
Derivative gain (loss)	(199)	193	—	—	—
Related party financing cost	(1,232)	—	—	—	—
Other income (expense), net	20	48	(23)	(15)	68

	(22,589)	(1,636)	(418)	(463)	(498)

Net income (loss) before non-controlling interest in losses from variable interest entities	(45,057)	(13,652)	(11,479)	(8,996)	(6,055)
Non-controlling interest in losses from variable interest entities	724	—	—	—	—

Net loss	$(44,333)	(13,652)	(11,479)	(8,996)	(6,055)

Loss per common share, basic and diluted	$(0.48)	$(0.18)	$(0.23)	$(0.24)	$(0.33)
Weighted average shares outstanding, basic and diluted	92,884,860	76,329,474	49,044,822	38,196,733	18,228,475

	September 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$124	$460	$32	$204	$538
Working capital	(22,714)	(9,006)	(7,217)	(3,121)	(239)
Total assets	5,966	8,444	4,164	4,830	6,358
Total liabilities	34,213	15,364	9,326	9,167	7,633
Non-controlling interest in variable interest entity	4,928	3,600	—	—	—
Minority interest in consolidated subsidiary	—	6,000	—	—	—
Total stockholders’ deficit	(33,175)	(16,520)	(5,162)	(4,337)	(1,275)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this annual report, it is important that you also read the financial statements and related notes included elsewhere in this annual report. This section of this annual report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the “Risk Factors” section of this Form 10-K.

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

We also have developed an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of our BiovaxID vaccine. We believe that this instrument will facilitate our commercial production of BiovaxID following approval. Further, we have formed a wholly-owned subsidiary, AutovaxID, Inc., and have leased space in St. Louis, Missouri to conduct the business which will commercially market this automated instrument.

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

Background

The following describes our history:

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

In September 2001, we entered into the Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”), for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma, which we call BiovaxID, the IND and all responsibility for the ongoing clinical trials for BiovaxID from NCI to us until 2004. We continue to develop BiovaxID under the CRADA until the CRADA was terminated in December 2006.

In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware. In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc., a Florida corporation (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but un-issued common and preferred stock then representing approximately eighty-one percent of our equity outstanding immediately after the investment. The aggregate investment commitment received from Accentia was twenty million dollars. The Company continued to be a reporting company under Section 12G of the Securities Exchange Act of 1933 following the investment of Accentia.

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

On August 7, 2006, we formed a new wholly-owned subsidiary corporation, AutovaxID, Inc. (“AutovaxID”), which is incorporated in the State of Florida and is additionally qualified to do business in the states of Minnesota and Missouri. We anticipate that this subsidiary will be used to conduct the business of manufacturing and commercially distributing our AutovaxID™ instruments. On December 8, 2006, AutovaxID became the recipient of a financing pursuant to the NMTC program based on a tax credit allocation from the City of St. Louis, Missouri, and entered into a lease for a facility in order to commence operations for the assembly, marketing and distribution of the AutovaxID™ instrument and cultureware. The NMTC investments were made through St. Louis New Markets Tax Credit Fund II, LLC, a CDE qualified for this purpose through the U.S. Department of the Treasury.

The 2007 consolidated financial statements include the Company, and our wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC, and due to our controlling financial interest, certain variable interest entities, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment, LLC, and St. Louis New Markets Tax Credit Fund-II, LLC. The 2006 financial statements did not contain those variable interest entities associated with the NMTC transaction closed December 8, 2006, namely AutovaxID Investment, LLC and St. Louis New Markets Tax Credit Fund-II, LLC.

We have shifted the regulatory strategy of our ongoing Phase 3 clinical trials of BiovaxID away from the enrollment and treatment of new patients while we analyze the data that has been collected, which includes patients who received treatment in the clinical trial more than seven years ago. As a result of current regulatory strategy, we have reduced the costs, including personnel, administrative and facilities currently associated with the clinical trials. Upon completion of the interim analysis, the Company will re-assess the staff and facilities that are appropriate as we continue to pursue the regulatory strategy and our ultimate coal of FDA approval of BiovaxID.

On April 17, 2007, we executed an amendment agreement with our senior lender, Laurus Master Funds, Ltd (“Laurus”), whereby we issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. In return for this royalty we were granted a forbearance on past due principal and interest payments due on our promissory note dated March 31, 2006. Additionally, the future principal and interest payments that we had been required to make were rescheduled. On October 31, 2007, we entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, we are required to pay $1.8 million to Laurus on March 31, 2008. On December 10, 2007 we closed two financing transactions with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”), both Valens Funds being subsidiaries of Laurus. Pursuant to the December transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus Master Fund, Ltd. in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released for our use based upon an agreed schedule. The net proceeds will be used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for our anti cancer vaccine, BiovaxID, and for general working capital.

In the fiscal year ended September 30, 2007, we incurred significant negative cash flows and operating losses primarily as a result of our clinical trial activities. We expect negative cash flow to continue through and potentially beyond fiscal year 2008, due to budgeted costs associated with our ongoing vaccine development activities and related research, development, and clinical trial activities. Accentia has informed us that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. We anticipate further losses in fiscal 2008, which we anticipate will be funded by a combination of positive operating margins from our instrument sales and cell culture production operations, the sale of equity or debt securities, strategic collaborations, potential licenses both domestic and foreign, and recognized research funding programs. We are currently exploring various financing alternatives, and have hired investment consultants to assist in these efforts. There can be no assurances that we will be successful in securing such financing on acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail our commercialization efforts.

Results of Operations

Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

Revenue. Our total sales for the fiscal year ended September 30, 2007, in the core business of contract cell culture manufacturing, instrumentation and cultureware sales, were approximately $5.0 million. This represented a decrease in revenue from the year ended September 30, 2006 of $2.3 million or approximately 31%. The overall decrease was due to fewer instrument hardware sales year over year, caused largely by cash constraints which prevented the purchase of materials needed to fulfill our backlog of orders. Instrument and disposable sales decreased to $2.7 million in fiscal 2007 from $4.6 million in fiscal 2006.

Gross Margin. The overall gross margin for the fiscal year ended September 30, 2007, decreased to approximately 45% from 47% in the prior year. This small shift was caused primarily by product mix. Included in cost of sales in fiscal 2006 was an inventory impairment charge of approximately $0.1 million, representing inventory on-hand determined to be obsolete.

Operating Costs and Expenses. Research and development expense for fiscal year 2007, compared to fiscal year 2006 decreased from approximately $12.0 million in 2006 to approximately $10.2 million in 2007. While the Company expanded the number of sites participating in the BiovaxID clinical trial during the first six months of fiscal 2007, the Company reduced the scope of testing by approximately $2.0 million annually in the remaining half of the year due in part to limited availability of funds to meet the costs of continued patient enrollment as well as in anticipation of the Company’s new regulatory strategy as discussed above. Also included in the prior year were continued developmental costs for our automated instrument, AutovaxID. As development of this machine was substantially completed in fiscal 2006, no comparable costs exist in the current fiscal year.

General and administrative expenses including marketing during the fiscal year ended September 30, 2007, increased by approximately $0.7 million or 21% from fiscal year 2006. This increase is attributed primarily to an overall increase in staffing levels, an increase in professional fees rendered in connection with the New Markets Tax Credit Transactions discussed in Note 20 to the consolidated financial statements, as well as professional fees associated with pursuing additional financing alternatives. Also included here, are the additional operating expenses associated with our new facility in St. Louis. As we began construction of this facility in December 2006, there was no comparable expense in the prior fiscal year. We participated in a shared-resource concept for accounting, legal, regulatory affairs, human resources (including employee benefits), and information systems with other Accentia-owned companies throughout 2007 and 2006, which allows for greater efficiency in each of these areas critical to management of our company. These costs are allocated based on a specific identification of costs, or percentage of time devoted basis.

As discussed in Note 11 to the consolidated financial statements, $3.8 million was charged as a non-cash expense related to obtaining Laurus’ consent to the Company’s purchase of Accentia’s interest in Biolender, and $6.6 million was charged as an operating expense in connection with the restructuring of the Company’s royalty agreement with Accentia in the current fiscal year.

Other Expense. As discussed in Note 12 to the consolidated financial statements, other expense includes a $9.8 million loss incurred upon extinguishment of debt with Laurus. Also included and discussed in further detail in Note 11 to the consolidated financial statements is a $6.6 million loss incurred upon termination of the anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining a consent from one of Accentia’s lenders to permit additional advances to the Company by Accentia.

Other expense also includes contractual interest charges and amortization of discounts regarding the Laurus long-term debt, Laurus royalty obligations, interest on our demand notes to Accentia, and interest on our unsecured promissory notes from banks and other affiliates. Interest expense increased from approximately $1.9 million in fiscal 2006 to $4.8 million in fiscal 2007 due to the issuance of the Laurus notes which were discounted and are subsequently being amortized and overall increases in outstanding debt in 2007 as compared to fiscal year 2006.

As a result of the New Markets Tax Credit transactions (Note 20), we allocated a portion of the Laurus debt to a derivative liability. We also estimate the fair value of two put options granted to US Bancorp as a result of the New Market tax credit transactions. The Company utilizes a probability based, discounted cash flow approach to value these liabilities. Accordingly, we incurred a $0.2 million loss on derivative liabilities in the current fiscal year, compared to a $0.2 million gain in the prior year.

Non-Controlling interest in earnings from variable interest entities. Our net loss also includes a $0.7 million non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax credit transaction discussed in Notes 20 and 21 of the consolidated financial statements.

Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

Revenue. Our total sales for the fiscal year ended September 30, 2006, in the core business of contract cell culture manufacturing, instrumentation and cultureware sales, were approximately $7.3 million. This represented an increase in revenue from the year ended September 30, 2005, of $2.2 million or approximately 44%. The overall increase was due to increased contract cell culture manufacturing and instrument hardware sales. Instrument and disposable sales increased to $4.6 million in fiscal 2006 from $3.0 million in fiscal 2005.

Gross Margin. The overall gross margin for the fiscal year ended September 30, 2006, increased to approximately 47% from 26% in the prior year. This was due to improved hardware sales, more optimal product mix and improved production results. Included in cost of sales in fiscal 2005 was an inventory write off of approximately $0.4 million, representing primarily inventory on-hand in the June 2003, Accentia acquisition of a controlling interest in Biovest determined in the fiscal 2005 to be obsolete.

Operating Costs and Expenses. Research and development expense for fiscal year 2006, compared to fiscal year 2005 increased from approximately $10.0 million in 2005 to approximately $12.0 million in 2006. This was due to increased spending for the BiovaxID Phase 3 clinical trial and continued development of our automated instrument, AutovaxID. General and administrative expenses including marketing during the fiscal year ended September 30, 2006 increased by approximately $1.0 million or 41% from fiscal year 2005, primarily due to the adoption of revised accounting standard SFAS 123(R). This standard, which was adopted October 1, 2005, required us to record compensation expense based on the fair value of options awarded. The prior accounting policies applied by us (APB 25) required compensation expense to be recorded only if the issued options were granted with an exercise price in excess of the grant date fair market value of the common stock. During the fiscal year ended September 30, 2006, we incurred stock compensation expense of $0.6 million, compared to no expense during the 2005 fiscal year. The remainder of the increase in marketing, general, and administrative expenses came mostly from costs related to increased professional fees.

Other Expense. Total other expense increased from $0.4 million in fiscal 2005 to $1.6 million in fiscal 2006. Interest expense increased from approximately $0.4 million in fiscal 2005 to $1.9 million in fiscal 2006 due to the issuance of the Laurus notes payable and associated discount amortization and expense associated with guarantees. In addition, as a result of the New Markets Tax Credit transaction (Note 20), we allocated a portion of the Laurus debt to a derivative liability. The derivative liability is valued at the end of each quarter, and adjusted accordingly. Accordingly, in the fourth quarter 2006, we recorded a $0.2 million gain on change in derivative liability.

Liquidity and Capital Resources

At September 30, 2007, the Company had an accumulated deficit of approximately $96.6 million and working capital deficit of approximately $22.7 million. The Company intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit and short-term borrowings (including from affiliates). The Company’s auditors issued a “going concern” uncertainty on the consolidated financial statements for the year ended September 30, 2007, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus Master Funds, Ltd (“Laurus”), whereby the Company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. In return for this royalty the Company was granted a forbearance on past due principal and interest payments due on its promissory note dated March 31, 2006. Additionally, the future principal and interest payments that the Company had been required to make were rescheduled.

On October 30, 2007, the Company completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009.

On October 31, 2007, the Company entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, the Company is required to pay $1.8 million to Laurus on March 31, 2008.

On December 10, 2007, the Company closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released for the Company’s use based upon an agreed schedule. The net proceeds will be used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for the Company’s anti cancer vaccine, BiovaxID, and for general working capital.

Net Cash Flows from Operating Activities. During the fiscal year ended September 30, 2007, the Company incurred a net loss of $44.3 million, of which approximately $24.3 million were non-cash losses resulting from four transactions between the Company, Accentia, and Laurus, the Company’s and Accentia’s senior lender, regarding modification and termination of certain agreements and approximately $3.8 million was a non-cash loss from an impairment charge on an investment in a consolidated subsidiary Note 11).

Net Cash Flows from Investing Activities. Pursuant to the terms of a transaction with Laurus dated March 31, 2006 and described more fully below, approximately $7.9 million was deposited into a restricted bank account of the Company for the year ended September 30, 2006. Approximately $2.6 million and $5.4 million of these funds were released for the years ended September 30, 2007 and 2006 respectively and used in the NMTC transactions discussed below.

Net Cash Flows from Financing Activities. During 2007, approximately $8.7 million was generated by financing activities versus $13.1 million in 2006 and $10.3 million in 2005. In addition to net cash investing activities as discussed above, the cash generated during 2007 and 2006 resulted primarily from advances by Accentia consisting of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003 as well as proceeds from the Company’s NMTC Transactions and other promissory notes issued by the Company to banks, officers and directors (Notes 10, 11 and 20).

April 2006 New Market Tax Credit Transaction

On April 25, 2006, the Company through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporatoin (“US Bancorp”), Telesis CDE Two, LLC (“Telesis”), Telesis CDE Corporation, Biovax, Inc., and Laurus Master Fund, Ltd. (“Laurus”). Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

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

In contemplation of Transaction I, Biovest and Biovest’s parent company, Accentia formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, 2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 11).

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) and payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to Telesis constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

Telesis CDE II, LLC is a Community Development Entity that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of Telesis CDE II, LLC within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event Telesis CDE II, LLC converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Biovax, Inc., the Company’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

In connection with the NMTC financing, the Company and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the September 30, 2007 and 2006 consolidated balance sheets is approximately $98,000 and $33,000 respectively.

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

•

Various legal and accounting fees of $108,000 paid directly by the Company and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which the Company has a variable interest and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by Telesis and Biovax, Inc.

December 2006 New Market Tax Credit Transaction:

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, payable upon demand of Accentia. Biovest paid to Accentia $1.1 million upon the closing of the Transaction. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2007 consolidated balance sheet.

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

•

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

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

(xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

In connection with the NMTC financing, the Company and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in the derivative liabilities in the September 30, 2007 consolidated balance sheet is approximately $61,000.

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

•

Various legal, accounting, and professional fees of $433,000 paid directly by the Company and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which the Company has a variable interest and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II, LLC.

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

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

Assets of $20.0 million and liabilities of $15.1 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp, Telesis CDE Two, LLC, Biovax Investment, LLC , AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2007 consolidated balance sheet as non controlling interests in variable interest entities.

The Company’s $724,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the year ended September 30, 2007 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$698,000
Telesis CDE Two, LLC	9,000
AutovaxID Investment, LLC	364,000
St. Louis NMTC Fund II, LLC	(347,000)

$724,000

Laurus financing

On March 31, 2006, the Company closed a financing transaction with Laurus, whereby Laurus purchased from us a secured promissory note in the principal amount of $7.8 million ($7.5 million net of fees) and a warrant to purchase up to 18,087,889 shares of the Company’s common stock at an exercise price of $.01 per share. The proceeds of the transaction were placed in a restricted account requiring Laurus’ consent before release and was intended to be used in connection with NMTC related financings. On April 26, 2006, $2.5 million of the restricted funds was released in connection with the first NMTC transaction and on August 2, 2006, an additional sum of $2.5 million was released pursuant an amendment to the Restricted Account Agreement and Side Letter Agreement. The final $2.5 million was released in connection with a second NMTC transaction in December 2006.

On April 17, 2007, the Company executed an amendment agreement with Laurus, whereby the Company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. In return for this royalty the Company was granted a forbearance on past due principal and interest payments due on its promissory note dated March 31, 2006. Additionally, the future principal and interest payments that the Company had been required to make were rescheduled.

On October 30, 2007, the Company completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009.

On October 31, 2007, the Company entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, the Company is required to pay $1.8 million to Laurus on March 31, 2008.

On December 10, 2007, the Company closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released for the Company’s use based upon an agreed schedule. The net proceeds will be used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for the Company’s anti cancer vaccine, BiovaxID, and for general working capital.

Notes Payable

On January 16, 2007, the Company issued a promissory note to Pulaski in the amount of $1.0 million. This loan bears interest at prime less 0.5% (7.0% as of December 1, 2007 ) and was originally payable July 5, 2007. The maturity date of the note was subsequently extended to December 31, 2007. The Company paid $75,000 in cash as well as warrants to purchase 152,992 shares of the Company’s common stock at $1.10 per share to Pulaski Bank in consideration for this extension.

On March 22, 2007, the Company issued an additional promissory note to Pulaski in the amount of $0.75 million. This note bears interest at prime less 0.5% (7.0% as of December 1, 2007) with an original maturity date of April 21, 2007. The maturity date of the note was subsequently extended to December 31, 2007. The Company paid $112,500 in cash as well as warrants to purchase 109,508 shares of the Company’s common stock at $1.10 per share to Pulaski in consideration for this extension.

The Company intends to pursue a partial paydown and restructure of the total indebtedness to Pulaski and has commenced discussions with Pulaski to accomplish such restructure of the Pulaski debt to a long-term status.

On June 26, 2007 the Company issued a promissory note to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”) in the amount of $0.2 million. This loan bears interest at prime plus 1.0% (8.5% as of December 1, 2007) and is payable December 26, 2008.

The Company issued warrants to purchase 1,879,543 shares of the Company’s common stock to certain officers and directors of the Company or Accentia in conjunction with their guarantee of the notes payable to Pulaski and Southwest.

On September 10, 2007, the Company issued an unsecured promissory note to a private third-party to the Company in the amount of $0.3 million. This loan bears no interest, except in the case of default, at which point interest will begin to accrue at 18.0%. The maturity date of this note is September 9, 2008. The Company is also obligated to issue $0.3 million in shares of the Company’s common stock to the note holder on September 9, 2008. For purposes of calculating the number of shares to be issued, the stock will be valued at the lower of $1.10 per share or a discount of fifteen percent to the volume-weighted average trading price of the Company’s common shares for the 60 days prior to maturity.

On September 11, 2007, the Company issued two unsecured promissory notes to certain directors of the Company in the amount of $0.2 million. These loans bear interest at prime plus 2.0% (9.5% as of December 1, 2007) and are payable September 10, 2008. The Company issued warrants to purchase 909,060 shares of the Company’s common stock at $1.10 per share in conjunction with these loans.

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% (9.5% as of December 1, 2007) and was originally payable November 30, 2007; this maturity date has subsequently been extended through May 31, 2008. The Company issued warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan.

Additional expected financing activity

Management intends to attempt to meet its cash requirements through proceeds from its cell, culture and instrument manufacturing activities, vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. Accentia has advanced all payments required under its investment agreement obligation of $20 million. Additionally, Accentia has loaned the Company or otherwise paid on its behalf an additional $10.8 million through September 30, 2007, through the inter-company demand loans discussed above. While investments and loans from Accentia have been a primary source of financing for the Company since 2003, the Company has been informed by Accentia that provisions of certain of Accentia’s loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company. Accordingly, the Company’s ability to continue present operations and meet obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding from sources other than Accentia.

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this transaction.

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

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements

Revenue Recognition:

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

Allowance for doubtful accounts:

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation:

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

Impairment assessments of long-lived assets:

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

Valuation of share-based payments:

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

Evaluation of variable interest entities:

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

Valuation and determination of derivative instruments:

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weighted averages to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

Impact of Foreign Sales

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 37%, 24% and 40% of total revenue for fiscal years ended September 30, 2007, 2006 and 2005, respectively. Sales to customers in the United Kingdom accounted for 28%, 11%, and 14% of total revenue for the last three fiscal years. Sales to customers in Canada accounted for 10% of total revenue for the year ended September 30, 2005. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

For the tax periods June 17, 2003, through September 30, 2005, we were part of a consolidated federal income tax return that included Accentia. As of December 7, 2005, the Company became deconsolidated from the Accentia group as a result of Accentia’s ownership in the Company being reduced below 80% and will file a separate return for the period December 8, 2005 through September 30, 2007. The Company has filed as part of the Accentia group for the period from October 1, 2005 through December 7, 2005.

The Company has a federal net operating loss of approximately $51.2 million as of September 30, 2007 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million) are subject to these limitations. As such, these NOL’s are limited to approximately $.2 million per year. NOL’s incurred after June 17, 2003 may also be subject to restriction.

Recent Accounting Pronouncements

In September 2005, the FASB issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

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

The FASB has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN48 is expected to result in a charge of zero to the beginning accumulated deficit on October 1, 2007 and the Company’s financial position.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of September 30, 2007. All obligations in the following chart are reflected as liabilities on our balance sheet as of September 30, 2007 except for operating leases and employment agreements, which are accrued and paid on a monthly basis. The table excludes contingent royalty payments that we may be obligated to pay in the future.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long- and short-term debt	$21,092,000	$16,213,000	$4,879,000	$—	$—
Minimum royalties payable	8,000,000	500,000	—	—	7,500,000
Operating leases	1,899,000	774,000	1,125,000	—	—
Capital leases	16,000	16,000	—	—	—
Employment agreements	527,000	332,000	195,000	—	—

Total contractual cash obligations	$31,534,000	$17,835,000	$6,199,000	$—	$7,500,000

We do not maintain any off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until BiovaxID has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and marketable securities, together with cash flow generated from our collaborations, fund raising and potential commercial partnering opportunities currently in process will be sufficient to fund our operations at least through the next twelve months. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that our efforts will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of BiovaxID, should it be approved. Additionally, we plan to continue to evaluate licensing opportunities that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements: See “Index to Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

On December 3, 2007 and made effective on December 31, 2007, James A. McNulty, CPA resigned as the Chief Financial Officer and Secretary of the Company and any subsidiary of the Company on which he served, in order to pursue other professional opportunities and commitments. Mr. McNulty has confirmed that the resignation described herein was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Also on December 3, 2007 and made effective on December 31, 2007, the Company’s Board of Directors appointed Alan M. Pearce as the Company’s Chief Financial Officer. Mr. Pearce also serves as CFO of the Company’s parent corporation, Accentia Biopharmaceuticals, Inc. Biographical information for Mr. Pearce is set forth below.

Alan M. Pearce has served as a director and Chief Financial Officer of Accentia since August 2004. Prior to serving as Accentia’s Chief Financial Officer, Mr. Pearce served as Senior Vice President, Financial Services for McKesson Corporation, a large publicly traded healthcare company, from April 1999 to March 2004. Mr. Pearce also currently serves on the advisory boards of The Georgia Institute of Technology and Emory University BioEngineering Foundation and The Hopkins Capital Group. He also previously served as a director and a member of the finance committee of XL Insurance Company. From September 2002 to September 2005, Mr. Pearce served as a director of BioDelivery Sciences International, Inc. Mr. Pearce is a graduate of Georgia Tech, where he earned a B.S. degree in Industrial Management, and the University of Texas, where he earned an MBA degree in finance.

The remainder of the information in response to this item is hereby incorporated by reference to the information under the captions “DIRECTORS AND EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information in response to this item is hereby incorporated by reference to the information under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “DIRECTORS AND EXECUTIVE OFFICERS, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE AND BOARD OF DIRECTORS” and “PERFORMANCE GRAPH to be presented in the Proxy Statement for 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in response to this item is located in ITEM 5 and is hereby incorporated by reference to the information under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” to be presented in the Proxy Statement for 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 10, 2003, we entered into an Investment Agreement with Accentia. The Investment Agreement closed on June 16, 2003. As a result, Accentia acquired approximately eighty-one per cent of our capital stock for a purchase price of $20.0 million. A portion of the purchase price was paid by promissory notes. Our need for funding exceeded the payments as scheduled under these promissory notes and in August 2004, we entered into an amendment to our Investment Agreement under which Accentia agreed to use reasonable efforts to make advances to us as inter-company loans, to become due and retired as payments become due under the original Investment Agreement. Amounts advanced prior to their due date are covered by a Line of Credit Promissory Note (“LOCPN”), and the outstanding balance under this LOCPN is secured by a security interest in all of our assets. As of September 30, 2007 all amounts due under the Investment Agreement had been paid timely. Subsequently, we required additional funding and through September 30, 2007, we borrowed an additional $10.8 million from Accentia in the form of three inter-company demand notes. All sums owed pursuant to this demand indebtedness are secured by a security interest in all of our assets. We incurred $0.7 million and $0.4 million in interest expense relating to the demand notes, during the year ended September 30, 2007, and 2006, respectively. No interest expense was incurred on these notes for the year ended September 30, 2005.

As part of the Investment Agreement, we granted to Accentia the first right of refusal to acquire additional shares to maintain its percentage ownership in the event we issue shares. Pursuant to this agreement, Accentia acquired 1,278,947 shares of our common stock as a result of a warrant exercise and 17,902,062 shares of our common stock as a result of the cashless warrant exercises described below. Pursuant to the terms of the First Right of Refusal Agreement, Accentia’s purchase price for these shares was equal to the gross purchase price paid for the issuance of the triggering shares. The amounts owed to us by Accentia for these exercises were applied against the intercompany demand notes. On October 31, 2006, we entered into a Termination Agreement with Accentia under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement. In consideration of Accentia’s termination of the First Right of Refusal Agreement, we issued to Accentia five million shares of our common stock.

We use services provided by Accentia. These services include administrative, human resource, legal and accounting facilities and personnel maintained by Accentia. Additionally, in August 2004, we entered into a Biologic Products Commercialization Agreement making Accentia our exclusive commercialization partner for all biologics products, including BiovaxID. The Agreement provided that, for so long as Accentia owned fifty one percent or more of our outstanding capital stock, we were only required to reimburse Accentia for direct and indirect expenses. Had Accentia owned less than fifty one percent of our outstanding capital stock, we would have been required to pay scheduled compensation for these services. These commercialization services included allocated consulting services with regard to our clinical trial, assistance with the development of BiovaxID and AutovaxID, product positioning, pricing and other matters regarding our cell culture production services and instruments and our vaccine. These commercialization expenses and other services, and general and administrative expenses paid by Accentia for our benefit were treated as inter-company advances made to us by Accentia and are included in the loans discussed above. Whenever possible charges paid by Accentia on behalf of the Company were specifically identified and charged to the Company through the inter-company account. Other direct and indirect costs were allocated to the Company using a pro-rata or percentage-of-time basis which management believes is reasonable.

Under the Biologics Products Commercialization Agreement, Accentia would have been entitled to 49% of our net profits from the sale of biologics products, had their ownership drop below 51%. There were no profits allocable to Accentia under this agreement during the years ended September 30, 2005 and 2006. On October 31, 2006, we entered into a Royalty Agreement with Accentia that terminated and superseded the Biologics Products Commercialization Agreement. The new Royalty Agreement provides that Accentia is no longer our exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, we issued to Accentia five million shares of our common stock, representing the independently appraised value to us of the new agreement. There were no profits allocable to Accentia under the Royalty Agreement for the year ended September 30, 2007.

On September 30, 2005, we entered into agreements with fourteen holders of outstanding Secured Convertible Promissory Notes (the “Notes”) providing for the modification of the terms of their respective Notes. These fourteen holders collectively represent $5.0 million of the total $5.7 million in aggregate principal and accrued but unpaid interest under the Notes outstanding as of September 30, 2005. Under the modifications to the Notes, the fourteen note holders agreed that their Notes, including interest thereunder, would automatically convert into our common stock on the earlier of (i) December 1, 2005 or (ii) 30-days after an initial public offering by Accentia Biopharmaceuticals, Inc. The Notes held by these fourteen note holders were convertible into either our common stock or Accentia common stock, at the option of the holder. Also as a part of these modifications to these Notes, certain note holders agreed to increase the conversion price of their respective Notes. In December 2005, nine of these note holders converted their notes with an aggregate principal and interest value of $1.3 million into 1,669,900 shares of our common stock.

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

On September 30, 2005, we entered into agreements with thirteen holders of warrants to purchase our common stock, including the holders of warrants discussed above, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of our common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 8.6 million shares, or 4.4 million additional shares, of our common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. On September 30, 2005 we issued 4,199,249 shares of common stock to these warrant holders. One of these warrant holders is our current director, and three others are former directors.

On September 30, 2004, we entered into a Master Services Agreement and Project Addendum agreement with PPD Development LP (hereinafter “PPD”). PPD, a Contract Research Organization, will perform a wide range of services in the conduct and data management of the ongoing Phase 3 clinical trial of BiovaxID, our personalized therapeutic vaccine for indolent follicular non-Hodgkin’s lymphoma. The services to be performed by PPD include identification, recruitment and qualification of additional clinical trial sites to accelerate the pace of the patient enrollment into the trial, facilitation of patient enrollment, coordination of data and information management services, and regulatory compliance functions, among others. The agreement with PPD may be terminated by us at any time upon 30 days notice. PPD is a shareholder of Accentia. For the fiscal years ended September 30, 2007 and 2006, we incurred expense of $1.1 million and $0.9 million, respectively in this regard. Additionally, $1.5 million was owed PPD at September 30, 2007 and is included in accounts payable in the Company’s consolidated balance sheet.

On June 1, 2005, our former Chief Marketing Officer, Julian Casciano, exercised an option to purchase for cash 300,000 shares of our common stock for $.50 per share for an aggregate purchase price of $150,000.

On November 8, 2005, we entered into a termination compensation agreement with our former CEO and director, Stephane Allard, M.D. Under this agreement, in full and complete settlement of any and all outstanding obligations and rights to compensation of any type, we agreed to pay Dr. Allard the sum of $0.2 million in bi-weekly installments at the same rate as his former base salary rate, and further issued to Dr. Allard 800,000 shares of our restricted common stock. Dr. Allard surrendered and canceled all outstanding qualified stock options previously granted to him by us. As part of this agreement, Dr. Allard submitted his resignation as our director, effective as of September 23, 2005, and we exchanged general Releases with Dr. Allard. All payments required pursuant to this termination compensation agreement have been made as of September 30, 2007.

In February 2006, we entered into a settlement agreement of all claims arising from the litigation filed by Dr. Robert Pfeffer, which had been pending in the United States District Court for the Southern District of New York. We agreed to pay Dr. Pfeffer a total of $0.2 million, payable by promissory note in 16 equal monthly installments commencing on March 1, 2006, in full satisfaction of any and all claims to compensation made by Dr. Pfeffer, and the parties exchanged mutual general releases. All payments required pursuant to this settlement agreement have been made as of September 30, 2007.

On April 25, 2006, we, through our wholly-owned subsidiary, Biovax, closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the NMTC regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. In the Transaction, Biovax entered into a Convertible Loan Agreement where Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11.5 million (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013 and is described in more detail below. The following parties were involved in the Transaction: Biovax, Accentia, the Company’s majority shareholder, Biolender, Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus. In connection with the NMTC financing, four Accentia common stockholders, three of whom are also Accentia Board members, pledged personal assets guaranteeing certain of our obligations regarding the series of transactions and program requirements. As consideration for these guarantees, we issued four warrants on April 20, 2006, to issue a total of 1,000,000 shares of common stock at an exercise price of $1.00 per share. The warrants vest in entirety on April 20, 2007, and expire October 19, 2013. This includes a warrant to purchase 250,000 shares of common stock for Ronald E. Osman, Esq., who is now a member of our Board of Directors but was not at the time of the transaction.

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

Previously, on March 31, 2006, in contemplation of the Transaction and other potential NMTC financings and other financings, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.8 million (the “Laurus Note”) along with a Warrant to purchase up to 18,087,889 shares of our common stock at an exercise price of $.01 per share. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between us and Laurus. Accentia, Analytica and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM, Analytica, our Company and Biolender to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of the Transaction, we and our parent, Accentia, formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for our benefit. In addition, on April 27, 2006, Accentia, our majority shareholder, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender were allocated to Accentia until Accentia receives the return of its capital contribution and then to us until we receive the return of our capital contribution and then proportionately between Accentia and us. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by us and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, we redeemed 10 million shares of our common stock owned of record by Accentia for $6 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequent to the Transaction, on October 31, 2006, we purchased Accentia’s entire ownership interest in Biolender in consideration of the issuance by us to Accentia of 10 million additional shares of our common stock.

On August 2, 2006, we, along with Biovax, entered into an Amendment and Consent to Release (the “Amendment”) with Laurus. The Amendment amends the Restricted Account Agreement and Side Letter Agreement entered into by us and Laurus on March 31, 2006 (the “Agreements”) to permit the release to us from the Restricted Account of the sum of $2.5 million (the “Release”) prior to the satisfaction of the preconditions for such Release as set forth in the Agreements. The Amendment further sets forth commitments on our part and outlines corresponding events of default related to those commitments with regard to consummation of NMTC enhanced financings and the use of the proceeds being released. In accordance with the terms of the Amendment, the sum of $2.5 million was released from the Restricted Account to us on August 2, 2006.

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

Under a License and Asset Purchase Agreement dated as of December 8, 2006, we granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). We also agreed to sell AutovaxID certain equipment (the “Equipment”) to AutovaxID upon the occupancy by AutovaxID of the New Plant. AutovaxID obtained a Certificate of Occupancy in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid us $5,600,000. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

On December 8, 2006, Accentia loaned to us $3,100,000 pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. We paid to Accentia $1,100,000 upon the closing of the Transaction and the remaining $2,000,000 of principal and all accrued and unpaid interest shall be paid by us upon demand by Accentia.

Upon the completion of the funding of Biolender II by us and receipt of $2,400,000 from USBCIC via an equity investment in the Leverage Fund, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5,600,000 (the “Leverage Loan”), evidenced by a promissory note dated as of December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on July 9, 2014.

In connection with the Transaction, seven individuals personally guaranteed certain of our obligations regarding the Transaction. This included the guarantees of Francis E. O’Donnell, our Vice-Chairman and Director, together with certain related entities, for $1,150,000, Ronald E. Osman, Esq., a Director, for $1,000,000, and Steven Arikian, our President, CEO, Chairman and Director for $50,000. In addition, we received guarantees by four other individual common shareholders of Accentia. As consideration for these guarantees, we issued seven warrants on December 8, 2006 to issue a total of 2,629,543 shares of common stock at an exercise price of $1.10 per share, vesting in their entirety on December 14, 2006 and expiring on December 13, 2016. These include warrants to O’Donnell, Osman and Arikian for the purchase of 679,545, 590,909, and 29,545 shares of common stock, respectively.

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

On January 16, 2007, the Company issued a promissory note to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) in the amount of $1.0 million. This loan bears interest at prime less 0.5% (7.0% as of December 1, 2007) and was originally payable July 5, 2007. The maturity date of the note was subsequently extended on three separate occasions to December 31, 2007. The Company paid $75,000 in cash as well as warrants to purchase 152,992 shares of the Company’s common stock at $1.10 per share to Pulaski in consideration for this extension. The note is an unsecured obligation and is subordinated to our outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors.

On March 22, 2007, the Company issued an additional promissory note to Pulaski in the amount of $0.75 million. This loan bears interest at prime less 0.5% (7.0% as of December 1, 2007) and had an original maturity date of April 21, 2007. The maturity date of the note was subsequently extended to December 31, 2007. The Company paid $112,500 in cash as well as warrants to purchase 109,508 shares of the Company’s common stock at $1.10 per share to Pulaski in consideration for this extension. The note is an unsecured obligation and is subordinated to our outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors.

On June 26, 2007, the Company issued a promissory note to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”) in the amount of $0.2 million. This loan bears interest at prime plus 1.0% (8.5% as of December 1, 2007) and is payable December 26, 2008. The note is an unsecured obligation and is subordinated to our outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors.

On September 11, 2007, the Company entered into loan documentation for two financing transactions with Directors of the Company, as follows:

•

The Company issued an Unsecured Promissory Note in the amount of $100,000 to Francis E. O’Donnell, Jr. M.D., a Director and Vice-Chairman of the Company and Chairman and CEO of the Company’s parent, Accentia in consideration of a loan in the principal amount of $100,000 to be used by the Company for operating expenses. This unsecured Note bears interest at prime rate plus 2%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a sale of non-strategic assets of the Company with net proceeds of $5 million or greater or one year from the date of the Note.

•

The Company issued an Unsecured Promissory Note in the amount of $100,000 to Ronald Osman, a Director of the Company in consideration of a loan in the principal amount of $100,000 to be used by the Company for operating expenses. This unsecured Note bears interest at prime rate plus 2%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a sale of non-strategic assets of the Company with net proceeds of $5 million or greater or one year from the date of the Note. In addition, the Company agreed to issue to Mr. Osman a Warrant to purchase up to 909,090 shares of the Company’s common stock at an exercise price of $1.10 per share. The exercise price may be paid by Mr. Osman in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on September 5, 2014.

On September 26, 2007, the Company entered into loan documentation for a financing transaction with an affiliate of the Company, as follows:

•

The Company issued an Unsecured Promissory Note in the amount of $46,015 to Dennis Ryll M.D., a shareholder of Accentia in consideration of a loan in the principal amount of $46,015 to be used by the Company for operating expenses. This unsecured Note bears interest at prime rate plus 2%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature on May 31, 2008. In addition, the Company agreed to issue to Dr. Ryll a warrant to purchase up to 25,099 shares of the Company’s common stock at an exercise price of $1.10 per share. The exercise price may be paid by Dr. Ryll in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on September 30, 2012.

On October 12, 2007, the Company entered into loan documentation for a financing transaction with a Director of the Company, as follows:

•

The Company issued an Unsecured Promissory Note in the amount of $300,000 to Ronald Osman, a Director of the Company in consideration of a loan in the principal amount of $300,000 to be used by the Company for operating expenses. This unsecured Note bears interest at prime rate plus 2%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a debt or equity financing by the Company with net proceeds of $5 million or greater or one year from the date of the Note. In addition, the Company agreed to issue to Mr. Osman a warrant to purchase up to 2,727,270 shares of the Company’s common stock at an exercise price of $1.10 per share. The exercise price may be paid by Mr. Osman in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on October 11, 2014.

On October 30, 2007, the Company completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”), pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The notes are non-amortizing, accrue interest at prime plus 2%, and are payable in a single payment of principal and accrued interest on March 31, 2009.

The December 10, 2007, the Company completed two financing transactions pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The notes are non-amortizing, accrue interest at prime plus 2%, with a minimum interest rate of 11%, and are payable in a single payment of principal and accrued interest on June 10, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007 and 2006, annual fees for the year-end audit and interim reviews aggregated approximately $163,000 and $156,000 respectively. In addition, during 2007 and 2006 tax-related fees for compliance aggregated approximately $15,000 and $10,000 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2007 and 2006. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The audit committee pre-approved audit, audit-related and tax fees for 2007 and 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

See Index to Financial Statements on page F-1.

(2) Supplemental Schedules

Schedule II – Valuation and Qualifying Accounts (see last page of Consolidated Financial Statements)

All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of the Company (1)

3.2	Amended Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III (3)

10.5	Biovest International, Inc. 2000 Stock Option Plan (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement dated April 24, 2003 with George Constantin (10)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to the Company (6)

10.12	Promissory Note in principal amount of $15,000,000 payable to the Company (6)

10.13	Promissory Note to Othon Mourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors

Othon Mourkakos (6)

David DeFouw, PhD (6)

George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (10)

10.37	Employment Agreement with Dr. Stephane Allard (10)

10.38	Employment Agreement with James McNulty, CPA (10)

10.39	Employment Agreement with James Wachholz (10)

10.40	Employment Agreement with Richard Sakowicz (10)

10.41	Employment Agreement with Samuel Duffey, Esq. (10)

10.42	Employment Agreement with Julian Casciano (10)

10.43	Press release dated March 25, 2004 (11)

10.44	Certificate of Incorporation of Biovax, Inc.(11)

10.45	Bylaws of Biovax, Inc. (“Biovax”) (11)

10.46	Charter for Audit Committee (11)

10.47	Insider Trading Policy (11)

10.48	Delegation of Authority Policy (11)

10.49	Financial Consulting Agreement with Andreas Zigouras (11)

10.50	Common Stock Warrant to Andreas Zigouras (11)

10.51	Release of Claim & Settlement Agreement (Warburton) (12)

10.52	IND Transfer Letter Dated April 27, 2004 (13)

10.53	Second Amendment to Investment Agreement (14)

10.54	Biologic Products Commercialization Agreement (14)

10.55	Line of Credit Promissory Note (14)

10.56	General Security Agreement (14)

10.57	Masters Service Agreement With PPDI (15)

10.58	Project Addendum PPDI (15)

10.59	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)

10.60	Agreement regarding Conversion of Promissory Note with Christos Soras (16)

10.61	Agreement regarding Conversion of Promissory Note with Con. & Mary Soras (16)

10.62	Agreement regarding Conversion of Promissory Note with Dillon (16)

10.63	Agreement regarding Conversion of Promissory Note with Kit Ching Wong (16)

10.64	Agreement regarding Conversion of Promissory Note with Konstantinidis (16)

10.65	Agreement regarding Conversion of Promissory Note with Korahais (16)

10.66	Agreement regarding Conversion of Promissory Note with Kyriakides (16)

10.67	Agreement regarding Conversion of Promissory Note with Lignos (16)

10.68	Agreement regarding Conversion of Promissory Note with Logan (16)

10.69	Agreement regarding Conversion of Promissory Note with Mourkakos (16)

10.70	Agreement regarding Conversion of Promissory Note with Pappas (16)

10.71	Agreement regarding Conversion of Promissory Note with Pensa (16)

10.72	Agreement regarding Conversion of Promissory Note with Prakash (16)

10.73	Agreement regarding Conversion of Promissory Note with Tsakopoulos (16)

10.74	Clarification Agreement (16)

10.75	Investment Banking Engagement Agreement (16)

10.76	Modification of Gunn Allen Engagement Agreement (16)

10.77	Termination Compensation Agreement between the Company and Dr. Stephane Allard (17)

10.78	Employment Agreement between the Company and Carl Cohen, Ph.D. (17)

10.79	Engagement Agreement dated January 7, 2006 between the Company and Investor Relations Group, Inc. (17)

10.80	Warrant dated January 7, 2006 from the Company to Investor Relations Group, Inc. (17)

10.81	Settlement Agreement dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.82	Promissory Note dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.83	Release from Dr. Robert Pfeffer to the Company (17)

10.84	Release from the Company to Dr. Robert Pfeffer (17)

10.85	Incentive Stock Option Grant dated February 10, 2006 from the Company to Carl Cohen, Ph.D. (17)

10.86	Incentive Stock Option Grant dated February 10, 2006 from the Company to James McNulty, CPA (17)

10.87	Incentive Stock Option Grant dated February 10, 2006 from the Company to Samuel Duffey, Esq. (17)

10.88	Incentive Stock Option Grant dated February 10, 2006 from the Company to Steven Arikian, M.D. (17)

10.89	Incentive Stock Option Grant dated February 10, 2006 from the Company to David Moser (17)

10.90	Incentive Stock Option Grant dated February 10, 2006 from the Company to Robert Weiss (17)

10.91	Incentive Stock Option Grant dated February 10, 2006 from the Company to Angelos Stergiou M.D (17)

10.92	Secured Promissory Note Dated December 1, 2005 from the Company to Accentia Biopharmaceuticals, Inc. (“Accentia”) (17)

10.93	Secured Promissory Note Dated December 31, 2005 from the Company to Accentia (17)

10.94	Note and Warrant Purchase Agreement, dated March 31, 2006, between the Company and Laurus Master Fund, Ltd. (“Laurus”) (18)

10.95	Secured Promissory Note, dated March 31, 2006, issued by the Company to Laurus (18)

10.96	Common Stock Purchase Warrant, dated March 31, 2006, issued by the Company to Laurus (18)

10.97	Restricted Account Agreement, dated March 31, 2006, among the Company, Laurus, and North Fork Bank (18)

10.98	Restricted Account Letter Agreement, dated March 31, 2006, the Company and Laurus (18)

10.99	Registration Rights Agreement, dated March 31, 2006, between the Company and Laurus (18)

10.100	Master Security Agreement, dated March 31, 2006, among Laurus, the Company, and Biovax (18)

10.101	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (18)

10.102	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus (18)

10.103	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto (19)

10.104	Demand Note, dated April 21, 2006, issued by the Company to Laurus (19)

10.105	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia (19)

10.106	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, the Company and Accentia. (19)

10.107	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”) (19)

10.108	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender (19)

10.109	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (19)

10.110	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and the Company (19)

10.111	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), the Company and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (19)

10.112	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between the Company and Accentia (19)

10.113	Put Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.114	Purchase Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.115	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Telesis CDE (19)

10.116	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (19)

10.117	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (19)

10.118	Asset Purchase Agreement dated April 18, 2006 between the Company and Biovax (19)

10.119	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and the Company (19)

10.120	Indemnification Agreement, dated as of April 25, 2006, from the Company to Dennis Ryll (19)

10.121	Indemnification Agreement, dated as of April 25, 2006, from the Company to Steven Stogel (19)

10.122	Indemnification Agreement, dated as of April 25, 2006, from the Company to Donald Ferguson (19)

10.123	Indemnification Agreement, dated as of April 25, 2006, from the Company to Ronald Osman (19)

10.124	Indemnification Agreement, dated as of April 25, 2006, from the Company to Francis O’Donnell (19)

10.125	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Ronald Osman (20)

10.126	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Dennis Ryll (20)

10.127	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Steven Stogel (20)

10.128	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Donald Ferguson (20)

10.129	Press Release dated May 11, 2006 Announcing Fast Track Status for BiovaxID (20)

10.130	Press Release dated May 16, 2006 Announcing FDA Approval of Surrogate Endpoint for BiovaxID Clinical Trial (20)

10.131	Amendment and Consent to Release dated August 2, 2006 (21)

10.132	AutovaxID, Inc. (“AutovaxID”) Certificate of Incorporation Filed August 7, 2006 (22)

10.133	Promissory Note dated September 5, 2006, between the Company and Pulaski Bank and Trust Company (“Pulaski”) (23)

10.134	Common Stock Purchase Warrant, dated September 5, 2006, issued by the Company to Pulaski (23)

10.135	Letter Terminating CRADA from the Company to National Cancer Institute dated September 25, 2006 (24)

10.136	Registration Rights Agreement, dated September 29, 2006, among the Company and the Purchasers identified therein (25)

10.137	Royalty Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.138	Termination Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.139	Biolender Purchase Agreement, dated October 31, 2006, between the Company and Accentia (27)

10.140	Consent, dated October 31, 2006, among the Company, Biolender, AutovaxID and Laurus (27)

10.141	License and Asset Purchase Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.142	License Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.143	Secured Promissory Note, dated as of December 8, 2006, made by the Company for the benefit of Accentia (26)

10.144	Loan and Security Agreement, dated as of December 8, 2006, between Leverage Fund and Biolender II, LLC (“Biolender II”) (26)

10.145	Promissory Note, dated December 8, 2006, issued by AutovaxID Investment LLC (“Leverage Fund”) to Biolender (26)

10.146	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the CDE (26)

10.147	QLICI Loan Agreement, dated as of December 8, 2006, by and among AutovaxID, the CDE and Biovest (26)

10.148	Subordination Agreement, dated as of December 8, 2006, by and among Laurus, St. Louis New Markets Tax Credit Fund-II, LLC (“CDE”), US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and the Company (26)

10.149	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (26)

10.150	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (26)

10.151	Guaranty, dated December 8, 2006, made by Hopkins Capital Group II, LLC, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the CDE (26)

10.152	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (26)

10.153	Put Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.154	Purchase Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.155	Indemnification Agreement, dated as of December 8, 2006, from the Company to Dennis Ryll (26)

10.156	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Stogel (26)

10.157	Indemnification Agreement, dated as of December 8, 2006, from the Company to Donald Ferguson (26)

10.158	Indemnification Agreement, dated as of December 8, 2006, from the Company to Ronald Osman (26)

10.159	Indemnification Agreement, dated as of December 8, 2006, from the Company to Francis O’Donnell (26)

10.160	Indemnification Agreement, dated as of December 8, 2006, from the Company to Alan Pearce (26)

10.161	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Arikian (26)

10.162	Subscription Agreement, dated December 8, 2006, between the Company and SLDC (26)

10.163	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Dennis Ryll (26)

10.164	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Stogel (26)

10.165	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Donald Ferguson (26)

10.166	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Ronald Osman (26)

10.167	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Hopkins Capital Group II, LLC (26)

10.168	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Alan Pearce (26)

10.169	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Arikian (26)

10.170	Promissory Note dated January 16, 2007, between the Company and Pulaski Bank and Trust Company (27)

10.171	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Donald L. Ferguson (27)

10.172	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.173	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Ronald E. Osman (27)

10.174	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Alan M. Pearce (27)

10.175	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Dennis L. Ryll (27)

10.176	Indemnification Agreement, dated January 11, 2007, issued by the Company to Donald L. Ferguson (27)

10.177	Indemnification Agreement, dated January 11, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.178	Indemnification Agreement, dated January 11, 2007, issued by the Company to Ronald E. Osman (27)

10.179	Indemnification Agreement, dated January 11, 2007, issued by the Company to Alan M. Pearce (27)

10.180	Indemnification Agreement, dated January 11, 2007, issued by the Company to Dennis L. Ryll (27)

10.181	Promissory Note dated March 22, 2007, between the Company and Pulaski Bank and Trust Company (28)

10.182	Common Stock Warrant from the Company to Pulaski dated March 22, 2007 (28)

10.183	Common Stock Warrant from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.184	Indemnity Agreement from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.185	Letter-Agreement between the Company and Laurus Master Fund, Ltd. Effective as of April 17, 2007 (29)

10.186	Agreement between American Defense International, Inc. and the Company dated February 8, 2007.(30)

10.187	Promissory Note between the Company and Pulaski Bank and Trust Company dated April 22, 2007 (30)

10.188	Distribution Agreement dated June 8, 2007 between AutovaxID, Inc. and VWR International, Inc. (31)

10.189	Promissory Note dated June 26, 2007, between the Company and Southwest Bank Creve Couer Financial Center of St. Louis, MO (32)

10.190	Common Stock Purchase Warrant, dated June 26, 2007, issued by Biovest to Alan M. Pearce (32)

10.191	Indemnity Agreement dated June 26, 2007 between Biovest and Alan M. Pearce (32)

10.192	Amended March 22, 2007 Promissory Note with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) and the Company dated April 22, 2007 (33)

10.193	Second Amended March 22, 2007 Promissory Note with Pulaski and the Company dated May 21, 2007 (33)

10.194	Third Amended March 22, 2007 Promissory Note with Pulaski and the Company dated July 21, 2007 (33)

10.195	Amended January 16, 2007 Promissory Note with Pulaski and the Company dated July 5, 2007 (33)

10.196	Subordinated Promissory Note with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.197	Subordinated Note Purchase Agreement with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.198	Unsecured Promissory Note with Francis E. O’Donnell, Jr. and the Company dated September 11, 2007 (39)

10.199	Unsecured Promissory Note with Ronald E. Osman and the Company dated September 11, 2007 (39)

10.200	Common Stock Purchase Warrant, dated September 11, 2007, issued by the Company to Ronald E. Osman (39)

10.201	Unsecured Promissory Note with Dennis L. Ryll and the Company dated October 1, 2007 (39)

10.202	Common Stock Purchase Warrant, dated October 1, 2007 issued by the Company to Dennis L. Ryll (39)

10.203	Promissory Note dated October 5, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.204	Unsecured Promissory Note dated October 12, 2007, between the Company and Ronald E. Osman (34)

10.205	Common Stock Purchase Warrant, dated October 12, 2007, issued by the Company to Ronald E. Osman (34)

10.206	Promissory Note dated October 21, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.207	Note Purchase Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp (35)

10.208	Note Purchase Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.209	Royalty Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp. (35)

10.210	Royalty Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.211	Secured Promissory Note dated October 30, 2007 between the Company and Valens Offshore SPV II, Corp. (35)

10.212	Secured Promissory Note dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC (35)

10.213	Master Security Agreement dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (35)

10.214	Amendment dated as of October 31, 2007 between the Company and Laurus Master Fund, Ltd. (35)

10.215	Note Purchase Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.216	Note Purchase Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC (36)

10.217	Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.218	Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (36)

10.219	Secured Promissory Note dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (36)

10.220	Secured Promissory Note dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC (36)

10.221	Master Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.222	Intellectual Property Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.223	Guaranty dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (36)

10.224	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (39)

10.225	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (39)

10.226	Side Letter dated December 10, 2007, between the Company, Laurus, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (39)

10.227	Amendment Letter dated December 17, 2007, between the Company and Dennis L. Ryll (39)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2004
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated January 13, 2004.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2003, which was filed on February 19, 2004.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, which was filed on May 24, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, which was filed on August 23, 2004.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2004.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, which was filed on January 13, 2006.
Signed	originals of these written statements required by Section 906 have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2005, which was filed on February 21, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 6, 2006.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, which was filed on May 22, 2006.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 8, 2006.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, which was filed on August 21, 2006.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2006.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2006.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2006.
(27)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, which was filed on December 29, 2006.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2007.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2007.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 19, 2007.
(31)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended March 31, 2007 which was filed on May 15, 2007.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 13, 2007.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2007.
(34)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended June 30, 2007 which was filed on August 14, 2007.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2007.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 18, 2007.
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 2, 2007.
(38)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 11, 2007.
(39)	As filed herewith.

Reports on Form 8-K

Current Report on Form 8-K dated October 11, 2006

Current Report on Form 8-K dated November 3, 2006

Current Report on Form 8-K dated December 14, 2006

Current Report on Form 8-K dated January 19, 2007

Current Report on Form 8-K dated January 26, 2007

Current Report on Form 8-K dated March 28, 2007

Current Report on Form 8-K dated April 19, 2007

Current Report on Form 8-K dated June 13, 2007

Current Report on Form 8-K dated June 29, 2007

Current Report on Form 8-K dated September 12, 2007

Current Report on Form 8-K dated October 18, 2007

Current Report on Form 8-K dated November 2, 2007

Current Report on Form 8-K dated December 11, 2007

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biovest International, Inc. and Subsidiaries

Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of Biovest International, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended September 30, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2007 and 2006 and their consolidated results of operations and their cash flows for the years ended September 30, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $96.6 million and cash used in operating activities of approximately $30.8 million during the three years ended September 30, 2007, and had a working capital deficiency of approximately $22.7 million at September 30, 2007. These factors, among others as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AIDMAN PISER & COMPANY. P.A.

Tampa, Florida

December 28, 2007

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
Current assets:
Cash	$124,000	$460,000
Restricted cash	—	2,551,000
Accounts receivable, net of $10,000 and $17,000 allowance for doubtful accounts at September 30, 2007 and September 30, 2006, respectively	340,000	749,000
Costs and estimated earnings in excess of billings on uncompleted contracts	57,000	6,000
Inventories	732,000	228,000
Prepaid expenses and other current assets	256,000	266,000

	1,509,000	4,260,000
Property and equipment, net	1,288,000	898,000
Patents and trademarks, net	349,000	379,000
Deferred financing costs	—	776,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	689,000	—

	$5,966,000	$8,444,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$2,400,000	$2,000,000
Current maturities of long-term debt	2,932,000	900,000
Accounts payable (including $1.5 million and $0.7 million due to affiliate at September 30, 2007 and 2006 respectively)	4,920,000	2,627,000
Customer deposits	638,000	392,000
Royalty liability	492,000	—
Accrued liabilities	1,812,000	2,495,000
Billings in excess of costs and estimated earnings on uncompleted contracts	75,000	137,000
Notes payable, related parties	10,954,000	4,715,000

Total current liabilities	24,223,000	13,266,000
Long-term debt, less current maturities	4,820,000	1,862,000
Royalty liability, less current portion	4,604,000	—
Derivative liabilities	566,000	236,000

Total liabilities	34,213,000	15,364,000

Non-controlling interests in variable interest entities (Notes 20 and 21)	4,928,000	3,600,000

Minority interest in consolidated subsidiary (Note 11)	—	6,000,000

Commitments and contingencies (Notes 13, 20, 23 and 24)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 95,638,820 and 74,126,635 issued and outstanding at September 30, 2007 and 2006, respectively	956,000	741,000
Additional paid-in capital	62,497,000	35,034,000
Accumulated deficit	(96,628,000)	(52,295,000)

Total stockholders’ deficit	(33,175,000)	(16,520,000)

	$5,966,000	$8,444,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2007	2006	2005
Revenue:
Products	$2,652,000	$4,630,000	$3,046,000
Services	2,352,000	2,668,000	2,031,000

Total revenue	5,004,000	7,298,000	5,077,000

Operating costs and expenses:
Cost of revenue:
Products	1,485,000	2,185,000	1,924,000
Services	1,251,000	1,704,000	1,826,000
Research and development expense	10,210,000	12,020,000	9,950,000
General and administrative expense	4,114,000	3,405,000	2,438,000
Impairment of investment in consolidated subsidiary (Note 11)	3,775,000	—	—
Loss on restructuring of related party royalty agreement (Note 11)	6,637,000	—	—

Total operating costs and expenses	27,472,000	19,314,000	16,138,000

Loss from operations	(22,468,000)	(12,016,000)	(11,061,000)

Other income (expense):
Interest expense, net	(4,754,000)	(1,877,000)	(395,000)
Loss on extinguishment of debt (Note 12)	(9,787,000)	—	—
Loss on termination of related party anti-dilution agreement (Note 11)	(6,637,000)	—	—
Gain (loss) on derivative liabilities	(199,000)	193,000	—
Related party financing cost (Note 11)	(1,232,000)	—	—
Other income (expense), net	20,000	48,000	(23,000)

	(22,589,000)	(1,636,000)	(418,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes	(45,057,000)	(13,652,000)	(11,479,000)
Non-controlling interest in losses from variable interest entities	724,000	—	—

Net loss before income taxes	(44,333,000)	(13,652,000)	(11,479,000)
Income tax expense	—	—	—

Net loss	$(44,333,000)	$(13,652,000)	$(11,479,000)

Loss per common share:
Basic and diluted	$(0.48)	$(0.18)	$(0.23)

Weighted average shares outstanding:
Basic and diluted	92,884,860	76,329,474	49,044,822

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

					Stock Subscription Receivable	Additional Paid-in Capital
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances at October 1, 2004	8,021,886	$80,000	38,196,733	$382,000	$(10,987,000)	$33,352,000	$(27,164,000)	$(4,337,000)
Conversion of preferred stock to common stock	(8,021,886)	(80,000)	16,043,772	160,000	—	(80,000)	—	—
Collection of stock subscription receivable	—	—	—	—	10,497,000	—	—	10,497,000
Employee share-based compensation	—	—	—	—	—	7,000	—	7,000
Exercise of stock options for cash	—	—	300,000	3,000	—	147,000	—	150,000
Stock issued to related party per first right of refusal	—	—	1,278,947	13,000	(150,000)	137,000	—	—
Exercise of stock options from cashless conversion	—	—	22,101,311	221,000	(42,000)	(179,000)	—	—
Net loss	—	—	—	—	—	—	(11,479,000)	(11,479,000)

Balances at September 30, 2005	—	—	77,920,763	779,000	(682,000)	33,384,000	(38,643,000)	(5,162,000)
Collection of stock subscription receivable	—	—	—	—	682,000	—	—	682,000
Employee share-based compensation	—	—	—	—	—	517,000	—	517,000
Conversion of accrued expense to equity	—	—	800,000	8,000	—	400,000	—	408,000
Conversion of long-term debt to equity	—	—	1,669,900	17,000	—	1,265,000	—	1,282,000
Warrants issued for services	—	—	—	—	—	82,000	—	82,000
Warrants issued with financing transactions	—	—	—	—	—	4,818,000	—	4,818,000
Exercise of stock options	—	—	300	—	—	—	—	—
Exercise of warrants from cashless conversion	—	—	3,735,672	37,000	—	(37,000)	—	—
Repurchase and retirement of stock	—	—	(10,000,000)	(100,000)	—	(5,900,000)	—	(6,000,000)
Warrants issued to guarantee financing transactions	—	—	—	—	—	505,000	—	505,000
Net loss	—	—	—	—	—	—	(13,652,000)	(13,652,000)

Balances at September 30, 2006	—	—	74,126,635	741,000	—	35,034,000	(52,295,000)	(16,520,000)
Employee share-based compensation	—	—	—	—	—	1,019,000	—	1,019,000
Employee options issued for accrued bonuses	—	—	—	—	—	402,000	—	402,000
Stock issued for related-party contract modification	—	—	10,000,000	100,000	—	9,400,000	—	9,500,000
Stock issued for related-party purchase of non-controlling interest in consolidated subsidiary	—	—	10,000,000	100,000	—	5,900,000	—	6,000,000
Sale of common stock	—	—	326,098	4,000	—	264,000	—	268,000
Exercise of stock options	—	—	184,078	—	—	9,000	—	9,000
Exercise of warrants from cashless conversion	—	—	1,002,009	11,000	—	(11,000)	—	—
Major stockholder expense incurred on behalf of the Company	—	—	—	—	—	8,780,000	—	8,780,000
Warrants issued to guarantee financing transactions	—	—	—	—	—	2,092,000	—	2,092,000
Warrants issued with financing transactions	—	—	—	—	—	149,000	—	149,000
Fees paid for New Markets Tax Credit transactions	—	—	—	—	—	(541,000)	—	(541,000)
Net loss	—	—	—	—	—	—	(44,333,000)	(44,333,000)

Balances at September 30, 2007	—	$—	95,638,820	$956,000	$—	$62,497,000	$(96,628,000)	$(33,175,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(44,333,000)	$(13,652,000)	$(11,479,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	416,000	409,000	426,000
Amortization	30,000	29,000	106,000
Issuance of common stock, options and warrants for services	—	82,000	—
Employee share-based compensation	1,019,000	517,000	7,000
Impairment of investment in consolidated subsidiary	3,775,000	—	—
Loss on restructuring of related party royalty agreement	6,637,000	—	—
Related party financing cost	1,232,000	—	—
Loss from termination of related-party anti-dilution agreement	6,637,000	—	—
Loss on extinguishment of debt	9,787,000	—	—
Amortization of discounts on notes payable	758,000	548,000	49,000
Amortization of deferred loan costs	127,000	78,000	—
Charge for warrants issued for guarantees of debt	2,092,000	505,000	—
Warrants issued for financing transactions	149,000	—	—
Loss on disposal of property and equipment	17,000	—	22,000
Write-down of inventory	—	—	350,000
Non-controlling interest in loss of variable interest entities	(724,000)	—	—
(Gain) loss on derivative liabilities	199,000	(193,000)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	409,000	(218,000)	(428,000)
Costs and estimated earnings in excess of billing on uncompleted contracts	(51,000)	15,000	55,000
Inventories	(504,000)	(52,000)	101,000
Prepaid expenses and other current assets	10,000	(191,000)	86,000
Other assets	(689,000)	—	—
Accounts payable and accrued liabilities	2,012,000	2,098,000	433,000
Customer deposits	246,000	280,000	10,000
Billing in excess of costs and estimated earnings on uncompleted contracts	(62,000)	89,000	(58,000)

Net cash flows from operating activities	(10,811,000)	(9,656,000)	(10,320,000)

Cash flows from investing activities:
Purchase of property and equipment	(823,000)	(496,000)	(227,000)
Deposit of restricted cash	—	(7,917,000)	—
Release of restricted cash	2,551,000	5,366,000	—

Net cash flows from investing activities	1,728,000	(3,047,000)	(227,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,734,000)	(771,000)	(272,000)
Advances from related party	6,236,000	974,000	—
Proceeds from long-term debt	2,810,000	9,500,000	—
Proceeds from stock subscription receivable	—	682,000	10,497,000
Proceeds from issuance of common stock and warrants	268,000	—	150,000
Payment for repurchase of stock	—	(6,000,000)	—
Proceeds from exercise of stock options	9,000	—	—
Payment of deferred financing costs	(242,000)	(854,000)	—
Proceeds from non-controlling interest in variable interest entities	2,400,000	3,600,000	—
Proceeds from minority interest in consolidated subsidiary	—	6,000,000	—

Net cash flows from financing activities	8,747,000	13,131,000	10,375,000

Net change in cash	(336,000)	428,000	(172,000)
Cash at beginning of period	460,000	32,000	204,000

Cash at end of period	$124,000	$460,000	$32,000

(continued)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years ended September 30,
	2007	2006	2005
Supplemental cash flow information
Non-cash financing and investing transactions:
Issuance of common stock to retire convertible debt	$—	$1,282,000	$—
Stock issued for payment of accrued expenses	—	408,000	—
Issuance of stock to purchase minority interest in consolidated subsidiary	6,000,000	—	—
Stock options issued for accrued bonuses	402,000	—	—
Financing costs charged to equity	541,000	—	—
Financing costs charged to non-controlling interest in variable interest entities	350,000	—	—
Transferred fixed assets to inventory, net	—	63,000	—
Cash paid for interest during the year	$545,000	$216,000	$190,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Nature of business:

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

The Company manufactures instruments and disposables used in hollow fiber production of cell culture products. Hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company has developed an automated cell culture instrument, called AutovaxID ™ which reduces the manpower and production space requirements and costs associated with the production of monoclonal antibodies, a critical step in the production of personalized therapeutics and vaccines. This instrument will facilitate more efficient commercial production of BiovaxID following approval of the vaccine, if and when it is obtained. In May 2006, the Company was informed that no further FDA review or approval is required to market the AutovaxID instruments. In December 2006, the Company acquired a facility in St. Louis, Missouri, to market, assemble and distribute the instrument through its wholly-owned subsidiary AutovaxID, Inc. Delivery of the new instruments began in March 2007. On June 8, 2007 the Company entered into a Non-Exclusive Distribution Agreement with VWR International, Inc. (“VWR”) to market and to distribute the AutovaxID instrument in North America.

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

As of September 30, 2007, the Company is a 76% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

2. Significant accounting policies:

Principles of Consolidation:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”).

The 2007 consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Note 20).

The 2006 consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., Biolender LLC and certain variable interest entities of the Company, Biovax Investment LLC and Telesis CDE Two LLC.

All significant inter-company balances and transactions have been eliminated.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Reorganization value in excess of amounts allocated to identifiable assets:

Reorganization value in excess of amounts allocated to identifiable assets is tested for impairment annually or whenever there is an impairment indication. The Company has not recorded any impairment losses as a result of these evaluations.

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

Deferred Financing Costs:

Deferred financing costs include fees paid in cash or through the issuance of warrants in conjunction with obtaining notes payable and long-term debt and are amortized over the term of the related financial instrument.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

2. Significant accounting policies (continued):

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets.

Financial instruments:

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, royalty liabilities, and derivative financial instruments.

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs of which their respective the estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable and long-term debt at historical cost less discounts from warrants issued as loan financing costs; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments. The fair value of the Company’s historical cost debt instruments if recalculated based on the terms and interest rates applicable to the indebtedness would be approximately $8.6 million and $9.9 million at September 30, 2007 and 2006 respectively.

Derivative instruments:

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its royalty liability and derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2007 and 2006.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

2. Significant accounting policies (continued):

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company and, as such, are not recognized or received until product delivery.

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

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, consulting and professional fees, equipment rental and maintenance, lab supplies, and certain other indirect cost allocations that are directly related to research and development activities. In the fiscal years ended September 30, 2007, 2006 and 2005 the Company incurred total research and development expenses of approximately $10.2 million, $12.0 million and $10.0 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying consolidated statements of operations.

Stock-based compensation:

Effective October 1, 2005, the Company has adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R—Accounting for Stock-Based Compensation (“FAS 123R”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of the Company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

The Company adopted FAS 123(R) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of September 30, 2005, and options vested in 2006. Therefore results for periods prior to October 1, 2005 have not been restated. The adoption of SFAS No. 123(R) lowered net income by approximately $0.5 million for the year ended September 30, 2006, compared to continued accounting for share-based compensation using the intrinsic value method under APB No. 25, Accounting For Stock Issued to Employees.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

2. Significant accounting policies (continued):

Stock-based compensation (continued):

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) during the year ended September 30, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

2005
Net loss, as reported	$(11,479,000)
Employee Stock-based compensation, as reported	$7,000
Employee Stock-based compensation under fair value method	$260,000
Pro-forma net loss under fair value method	$(11,732,000)
Basic net loss per share, as reported	$(0.23)
Pro-forma net loss per share under fair value method	$(0.24)

Recent accounting pronouncements:

In September 2005, the FASB issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after October 1, 2008, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities has been deferred until the fiscal year beginning October 1, 2009. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after October 1, 2008. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

The FASB has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN48 is not expected to result in a charge to the beginning accumulated deficit as of October 1, 2007 and the Company’s financial position.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

2. Significant accounting policies (continued):

Loss per common share:

Basic loss per share is computed using the weighted average number of common shares outstanding.

Diluted loss per share is computed assuming conversion of all potentially dilutive stock options, warrants or other convertible financial instruments. Potential common shares outstanding are excluded from the computation of dilutive loss per share if their effect is anti-dilutive.

Securities outstanding, which were excluded from the computation of dilutive loss per share because they would have been anti-dilutive are as follows:

	Years Ending September 30,
	2007	2006	2005
Stock Options	7,290,795	4,368,579	4,108,089
Warrants	20,493,701	17,298,126	1,045,000

	27,784,496	21,666,705	5,153,089

3. Liquidity and management’s plans:

During the year ended September 30, 2007, the Company incurred a net loss of $44.3 million, of which approximately $24 million were non-cash losses resulting from four transactions between the Company, Accentia, and Laurus, the Company’s and Accentia’s senior lender, regarding modification and termination of certain agreements and approximately $3.8 million from an impairment charge on an investment in a consolidated subsidiary. See Note 11 for further discussion. At September 30, 2007, the Company had stockholders’ deficit of approximately $33.2 million and working capital deficit of approximately $22.7 million. The Company’s auditors issued a “going concern” uncertainty on the consolidated financial statements for the year ended September 30, 2007, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and planned commercialization expenditures: Under the Company’s current regulatory strategy, the Company is performing an interim analysis of the available clinical trial data prior to the completion of patient enrollment as provided in the clinical trial protocol. The Company plans to seek conditional approval of BiovaxID with the FDA and its European counterpart, the EMEA, for the indication of follicular NHL based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of follicular NHL Pending the outcome of this application for conditional approval, the Company has curtailed some of its ongoing clinical trial activities which has had the effect of decreasing clinical trial expenses compared to that for prior periods. Conditional approval would require the Company to complete the ongoing Phase 3 study as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive conditional approval, clinical trial activities and related expenses are anticipated to return to the levels experienced in periods prior to the application for conditional approval until the clinical trial is completed. While the Company pursues FDA approval of BiovaxID, the Company plans, subject to the availability of financing, to make significant investments in laboratory equipment, including the development of automated cell production instruments, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon FDA approval of BiovaxID. The Company’s ability to timely access required financing will continue to be essential to support the ongoing Phase 3 clinical trial. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing clinical trial and commercialization efforts.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

3. Liquidity and management’s plans (continued):

In addition, the Company established an assembly and distribution facility in December 2006, for the commercial production of AutovaxID instruments. This facility obtained a Certificate of Occupancy in June 2007. The completion of the AutovaxID dedicated facility and anticipated start-up will require significant expenditures for leasehold improvements, construction, equipment, and personnel costs, in advance of significant revenues from the commercial sale of AutovaxID instruments. The Company’s inability to obtain additional required funds or any substantial delay in obtaining additional required funds will have a material adverse effect on the ability to commercialize the AutovaxID instruments.

The Company began producing minimal revenues from the sale of AutovaxID instruments in March 2007. On June 8, 2007 the Company entered into a Non-Exclusive Distribution Agreement with VWR to market and to distribute the AutovaxID instrument in North America. VWR commenced its marketing activities in September 2007.

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, whereby the company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales (Note 13) and therefore will be required to pay royalties from these proceeds.

Advances to the Company by Accentia:

During the year ended September 30, 2007 the Company borrowed an additional $6.1 million to increase the total balance due to Accentia to approximately $10.8 million. The advances by Accentia as of September 30, 2007 consisted of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $1.1 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The approximate $10.8 million balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. While investments and loans from Accentia have been a primary source of financing for the Company since 2003, the Company has been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company.

Additional New Market Tax Credit financing:

On December 8, 2006, the Company through its wholly owned subsidiary, AutovaxID, Inc., closed a financing transaction that was structured in an effort to obtain certain advantages by virtue of being located in a qualifying census tract. The Company’s new AutovaxID assembly and distribution facility is located in such a tract. The series of transactions, described in Note 20, resulted in the Company receiving approximately $4.5 million for facility improvements, startup-costs and general working capital.

Notes payable:

From January 2007 through October 2007, the Company issued several promissory notes to various financial institutions, directors of the Company, or Accentia, and private individuals to finance its operations. These financings are summarized as follows (see Notes 10 and 11 for further detail):

•	$1,000,000 note payable to Pulaski bearing interest at prime less 0.5% due December 31, 2007.

•	$750,000 note payable to Pulaski bearing interest at prime less 0.5% due December 31, 2007.

•	$200,000 note payable to Southwest bearing interest at prime plus 1.0% due December 26, 2008.

•	$300,000 non-interest bearing note payable to a private third-party to the Company due September 9, 2008.

•	$200,000 notes payable to two directors of the Company bearing interest at prime plus 2.0% due September 10, 2008.

•	$46,015 note payable to a shareholder of Accentia bearing interest at prime plus 2.0% due May 31, 2008.

•	$300,000 note payable to a director of the Company bearing interest at prime plus 2.0% due October 11, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

3. Liquidity and management’s plans (continued):

Laurus Financings:

On March 31, 2006, the Company closed a financing transaction with Laurus Master Fund, Ltd (“Laurus”), whereby Laurus purchased from the Company a secured promissory note in the principal amount of $7.8 million and a warrant to purchase up to 18,087,889 shares of the Company’s common stock at an exercise price of $.01 per share. This loan bears interest at prime plus 2.0% (currently 9.75%) and originally required monthly amortizing principal and interest payments. On April 17, 2007, the Company executed an amendment agreement to defer payments of principal until August 2007, and to allow an increase in indebtedness by $7.0 million for future bridge financing purposes. In return for the forbearance, the Company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales (Notes 12 and 13).

On October 30, 2007, the Company completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009.

On October 31, 2007, the Company entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, the Company is required to pay $1.8 million to Laurus on March 31, 2008.

On December 10, 2007, the Company closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released for the Company’s use based upon an agreed schedule. The net proceeds will be used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for the Company’s anti cancer vaccine, BiovaxID, and for general working capital.

Management intends to attempt to meet its cash requirements through proceeds from its cell, culture and instrument manufacturing activities, vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations and meet obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

4. Accounts Receivable, concentrations of credit risk and major customers:

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in high-quality financial institutions. Such amounts are insured by the FDIC up to $100,000 per institution. At September 30, 2007 the Company held no deposits in excess of FDIC insured amounts.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2007 is adequate. However, actual write-offs might exceed the recorded allowance.

Two customers accounted for 50% and 33% of revenues for the years ended September 30, 2007, and 2006 respectively. One customer accounted for 15% of revenues for the year ended September 30, 2005. Three customers accounted for 81% and 59% of trade accounts receivable as of September 30, 2007 and 2006 respectively. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 37%, 24%, and 40% of revenues for the years ended September 30, 2007, 2006, and 2005 respectively. Sales to customers in the United Kingdom accounted for 28%, 11%, and 14% of total revenue for the last three fiscal years. Sales to customers in Canada accounted for 10% of total revenue for the year ended September 30, 2005.

5. Inventories:

Inventories consist of the following:

	September 30,
	2007	20062006
Finished goods	206,000	$34,000
Work-in-process	311,000	97,000
Raw materials	215,000	97,000

	$732,000	$228,000

During 2005, the Company recorded an additional $0.4 million provision for obsolete inventory, which is included in cost of sales in the accompanying 2005 statement of operations.

6. Costs and estimated earnings on uncompleted contracts:

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,
	2007	2006
Costs incurred on uncompleted contracts	$1,133,000	$840,000
Estimated earnings	1,440,000	964,000

	2,573,000	1,804,000
Less billings to date	(2,591,000)	(1,935,000)

	$(18,000)	$(131,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

6. Costs and estimated earnings on uncompleted contracts (continued):

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30,
	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,000	$6,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(75,000)	(137,000)

	$(18,000)	$(131,000)

7. Property, plant and equipment:

Property, plant and equipment consist of the following:

	September 30,
	2007	2006
Furniture and fixtures	$80,000	$80,000
Leasehold improvements	1,623,000	859,000
Machinery and equipment	1,495,000	1,456,000

	3,198,000	2,395,000
Less accumulated depreciation and amortization	(1,910,000)	(1,497,000)

	$1,288,000	$898,000

8. Patents and Trademarks:

Patents and trademarks consist of the following:

	September 30,
	2007	2006
Patents	$12,000	$12,000
Trademarks	579,000	579,000

	591,000	591,000
Accumulated amortization	(242,000)	(212,000)

	$349,000	$379,000

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2008	$30,000
2009	30,000
2010	30,000
2011	30,000
2012	30,000
thereafter	199,000

$349,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

9. Significant Vendors:

The Company uses an immune modulator drug called keyhole limpet hemocyanin (KLH) in the BiovaxID manufacturing process. KLH is instrumental to vaccine production; the Company’s failure to secure certain minimal levels of this drug could have an adverse effect on the Company’s production of BiovaxID. Because of this, coupled with the long lead-times required to produce KLH and the limited number of suppliers of this drug, the Company has entered into supply agreement with BioSyn Arzneimittel GmbH, or BioSyn, to supply KLH. Under this agreement, BioSyn is obligated to use commercially reasonable efforts to fulfill all orders of KLH, subject to certain annual minimum orders. However, BioSyn does not have a specific obligation to supply the amounts of KLH currently being supplied and necessary for the Company’s current clinical trial purposes or for commercialization. The supply agreement specifies a purchase price for the KLH and also provides for a one-time licensing fee of $0.5 million payable by the Company in installments. The agreement expires in December 2007 but will automatically renew for unlimited successive terms of five years each unless the Company provides notice of termination to BioSyn at least 6 months before the expiration of any term. The agreement can be terminated prior to expiration by either party upon the winding-up or receivership of the other party or upon a default that remains uncured for 60 days. Also, the agreement can be terminated by BioSyn if the Company ceases to develop BiovaxID. As a result of this supply agreement, $111,000, $77,000 and $60,000 is reflected in research and development expense on the consolidated statements of operations for the years ended September 30, 2007, 2006, and 2005 respectively.

10. Notes payable:

Pulaski Bank and Trust:

On January 15, 2007, the Company closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to the Company pursuant to an unsecured Promissory Note. The Company also closed on a second loan transaction with Pulaski on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to the Company pursuant to an unsecured Promissory Note. The combined balance of these notes as of September 30, 2007 is $1.89 million including principal of $1.75 million and accrued interest and fees of $135,000.

Note 1 had an original maturity date of July 5, 2007, which has been extended to December 31, 2007. The Company paid $75,000 in cash as well as warrants to purchase 152,992 shares of the Company’s common stock with a five year term at $1.10 per share to Pulaski in consideration for this extension. The note can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus 0.5% (7.25% per annum at September 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus. The note is guaranteed by entities, officers and other individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued warrants to purchase 1,388,636 shares of the Company’s common stock at an exercise price of $1.10 to certain officers and directors in conjunction with their guarantee of this note payable.

Note 2 had an original maturity date of April 21, 2007, which has been extended to December 31, 2007. The Company paid $93,750 in cash as well as warrants to purchase 109,508 shares of the Company’s common stock with a five year term at $1.10 per share to Pulaski in consideration for this extension. The note bears interest at the prime rate minus 0.5% (7.25% per annum as of September 30, 2007), with interest only payments due monthly. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors. The Company issued to the guarantors warrants to purchase an aggregate total of 381,817 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Company issued to Pulaski warrants to purchase a total of 25,000 shares of the Company’s common stock at $1.10 per share as a loan origination fee.

The Company intends to pursue a partial paydown and restructure of the total indebtedness to Pulaski and has commenced discussions with Pulaski to accomplish such restructure of the Pulaski debt to a long-term status.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

10. Notes payable (continued):

Pulaski Bank and Trust (continued):

The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the extension of both Pulaski notes. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. The Company reached the conclusion that the consideration paid for the extension of maturity on both notes constituted a substantial modification of terms and thus treated a portion of the consideration paid as an extinguishment of debt. The Company incurred a $114,000 loss on extinguishment of debt as a result of these transactions which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2007.

Southwest Bank Creve Coeur Financial Center:

On June 26, 2007, the Company closed a loan transaction with Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”). Southwest loaned $0.2 million to the Company pursuant to an unsecured Promissory Note which matures on December 26, 2008, and can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate plus 1.0% (8.75% per annum at September 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus. The note is guaranteed by an officer of Accentia, the majority stockholder of the Company. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

In conjunction with the issuance of this note payable the Company issued to the guarantor warrants to purchase 109,090 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on June 25, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

The balance of this note as of September 30, 2007 is $0.2 million including principal of $0.2 million plus accrued interest and loan origination fees of $4,000.

Other notes payable:

On September 10, 2007, the Company issued a promissory note to a private third-party to the Company in the amount of $0.3 million. The note bears no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of this note all principal is due on September 9, 2008. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus. The Company is also obligated to issue $0.3 million in shares of the Company’s common stock to this individual on September 9, 2008. For purposes of calculating the number of shares to be issued, the stock will be valued at the lower of $1.10 per share or a discount of fifteen percent to the volume-weighted average trading price of the Company’s common shares for the 60 days prior to maturity. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note. The balance of this note as of September 30, 2007 is $0.3 million.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Related party transactions:

Notes Payable, related parties:

Notes payable, related parties includes amounts advanced under three secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at the prime rate. As of September 30, 2007, the total balance owed to Accentia under these notes was approximately $10.8 million. Related party interest expense of $0.7 million and $0.4 million was incurred for the years ended September 30, 2007 and 2006, respectively. There was no related party interest expense incurred for the year ended September 30, 2005. These notes are secured by all assets of the Company and are subordinate to the Company’s outstanding loan to Laurus.

On September 11, 2007, the Company issued two unsecured promissory notes to two directors of the Company in the amount of $0.2 million. These loans bear interest at prime plus 2.0% (9.75% at September 30, 2007) and are mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to the Company’s outstanding loan to Laurus. The Company issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14 : “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of September 30, 2007 is $128,000. The remaining discount of $72,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of approximately $4,000 was incurred on these notes during the year ended September 30, 2007.

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% (9.75% at September 30, 2007) and is payable May 31, 2008. This note is subordinated to the Company’s outstanding loan to Laurus The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. In accordance with APB 14 : “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of September 30, 2007 is $41,000. The remaining discount of $5,000 to this note payable will be accreted using the effective interest method through November 2007. Interest expense of approximately $400 was incurred on these notes during the year ended September 30, 2007.

Modification and termination of related party agreements:

The Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II in the New Market Tax Credit Transaction (Note 20). This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime rate and $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the September 30, 2007 balance in Notes payable, related party. On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products should Accentia’s ownership percentage in the Company drop below 50%. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from the biologic products less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Related party transactions (continued):

Modification and termination of related party agreements (cont’d):

Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the year ended September 30, 2007. A charge to the Company of $4.8 million was recorded in operating expense and is included in “loss on restructuring related party royalty agreement” in the accompanying consolidated statement of operations for the year ended September 30, 2007.

•

The Company and Accentia entered into a Termination Agreement under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003 with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, Biovest issued to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of the termination agreement. A charge to the Company of $4.8 million was recorded in Other Expense as a cost of terminating the agreement, and is included in “termination of related party anti-dilution agreement” in the accompanying consolidated statement of operations for the year ended September 30, 2007.

•

The Company and Accentia entered into a Purchase Agreement whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Accentia and the Company to participate in the Company’s New Market Tax Credit enhanced financing that closed in April 2006. In consideration of the purchase of this interest in Biolender, the Company agreed to issue to Accentia 10 million new shares of the Company’s common stock, representing the negotiated value of the purchased interest. The Company accounted for the acquisition of this majority interest in Biolender at Accentia’s $6.0 million historical cost due to the common control ownership of Accentia and the Company. The Company immediately impaired the investment in Biolender LLC and recognized a $3.8 million charge to operating expenses during the year ended September 30, 2007.

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus, under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share with a total fair value of approximately $9.4 million. The warrant expires in October 2012. The Company was allocated $8.8 million of the total $9.4 million expenses incurred by Accentia based on the relative fair value of the transactions. The $8.8 million fair value allocated to the Company has been recorded as a capital contribution in the Company’s consolidated financial statements during the year ended September 30, 2007. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its inter-company loan with Biovest to a total of $9.6 million in order to facilitate the New Market Tax Credit financing transaction (Note 20). This allocation has been recorded as a financing fee in the statement of operations for the year ended September 30, 2007. The $8.8 million charge was allocated as follows in the statement of operations:

• Impairment of investment in Biolender LLC	$3,775,000
• Loss on restructuring of related party royalty agreement	1,887,000
• Related party financing fee	1,232,000
• Termination of related party anti-dilution agreement	1,887,000

$8,781,000

Warrants issued to related parties

In connection with the issuance of certain notes payable, the Company issued warrants to certain officers and directors of the Company to guaranty these notes. The Company issued warrants to purchase an aggregate total of 1,879,543 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrant”). The warrants will expire in 2012.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

12. Long-term debt

Long-term debt consists of the following:

	September 30,
	2007	2006
Note payable, Laurus Master Fund, $7,799,000 face value, prime rate plus 2% (9.75% at September 30, 2007) amortizing note payable due in monthly payments through March 31, 2009(1)	$7,122,000	$—
Note payable, Laurus Master Fund, $2,500,000 face value, prime rate (7.75% at September 30, 2007), non-amortizing note payable, secured by restricted cash in escrow, originally due March 31, 2009(2)	—	906,000
Note payable, Laurus Master Fund, $5,066,000 face value, prime rate plus 2% (9.75% at September 30, 2007), amortizing note payable originally due in monthly payments through March 31, 2009(2)	—	1,448,000
Notes payable, interest at 10%; due May 2008; convertible into common stock at $1.00 per share.	47,000	114,000
Other	103,000	208,000
Accrued interest, long-term debt	480,000	86,000

	7,752,000	2,762,000
Less current maturities	(2,932,000)	(900,000)

	$4,820,000	$1,862,000

(1)

This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The note also contains certain restrictive covenants. Pursuant to the original terms of this secured promissory note, the Company was required to make certain principal and interest payments commencing in calendar 2007. The Company did not commence making such payments when originally due and reached an understanding that such payments would not commence while the Company sought additional financing. This understanding was formalized in two letter agreements dated April 17, 2007 and October 31, 2007 (“the Letter Agreements”). In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreements rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreements past due and ongoing principal payments on the Note were deferred until January 1, 2008, when adjusted monthly principal payments of $0.3 million will commence. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007, as well as a cash payment of $1.8 million due March 31, 2009. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term (Note 13). In addition, upon satisfaction of certain conditions of the Letter Agreements, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

(2)	Converted to Note Payable to Laurus Master Fund $7,799,000 face value, discussed above.

Future maturities of long-term debt are as follows:

Years ending September 30,
2008	$2,947,000
2009	4,879,000

Total maturities	7,826,000
Less unamortized discount	(74,000)

$7,752,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

12. Long-term debt (continued):

Amendments to Laurus Loan:

On April 17, 2007 and October 31, 2007, the Company executed two amendment agreements (the “Amendments”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008, at which point adjusted principal payments of $0.3 million per month plus interest will commence. Interest on this loan will continue to accrue at prime plus 2.0% (9.75% at September 30, 2007). As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007, as well as the sum of $1.8 million. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012 (Note 13). In addition, upon satisfaction of certain conditions of the Amendment, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment dated April 17, 2007. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company reached the conclusion that the modification of terms of the $7.8 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. The Company incurred a $9.7 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2007.

13. Royalty liability

On April 17, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 12). As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. Management has determined that the recorded liability represents their best estimate of future payments due under this agreement. Additional royalty expense, if any, will be recorded as incurred or as it becomes reasonably estimable. Therefore, the actual royalty liability could exceed the recorded amount.

Expected future royalty payments are as follows:

Years ending September 30,
2008	$505,000
2009	110,000
2010	259,000
2011	392,000
2012	6,734,000

8,000,000
Less unamortized discount	(2,904,000)

$5,096,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

14. Stockholders’ equity:

Preferred stock:

The Company has authorized 50.0 million shares of preferred stock. The holders of outstanding shares of preferred stock have the right to convert each one (1) share of preferred stock to two (2) shares of fully paid assessable common stock of the Company. During 2005, the Company converted approximately 8.0 million shares of convertible preferred stock into approximately 16.0 million shares of common stock. As of September 30, 2007, no preferred shares were issued or outstanding.

Common stock:

The Company has authorized 300.0 million shares of common stock. During the fiscal year ended September 30, 2007, the Company issued a total of 20,000,000 shares of common stock to Accentia in consideration for the following transactions more fully discussed in Note 11 above.

•	5,000,000 shares in consideration for the biologics royalty agreement.

•	5,000,000 shares for the termination of Accentia’s anti-dilution rights.

•	10,000,000 shares for the purchase of Accentia’s 70.5% ownership interest in Biolender, LLC.

15. Common stock options and warrants:

Stock Option Plan:

The Company’s 2006 Equity Incentive Plan (the “Incentive Plan”) was approved by the Company’s Board of Directors (the “Board”) on November 2, 2006, and by the written consent of holders of a majority of the Company’s shares of common stock on October 4, 2007. The purposes of the Incentive Plan are to create incentives designed to motivate employees to significantly contribute toward the Company’s growth and profitability, to provide the Company’s executives, directors and other employees, and persons who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

The Plan is administered by a committee appointed by the Board. All members of such a committee must be non-employee directors and outside directors, as defined in the Plan. Subject to the limitations set forth in the Plan, the administrator has the authority to grant options and to determine the purchase price of the shares of our common stock covered by each option, the term of each option, the number of shares of our common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The Stock to be subject to awards under the Incentive Plan may be either authorized and un-issued shares or shares held in the treasury of the Company. The maximum number of shares of Stock which may be granted under the Incentive Plan, subject to adjustment in accordance with the provisions of the Incentive Plan, shall be Twenty million (20,000,000) shares. For the purpose of computing the total number of shares of Stock remaining available for awards under the Incentive Plan at any time while the Incentive Plan is in effect, the total number of shares shall be 20,000,000 reduced by, (1) the maximum number of shares of Stock subject to issuance upon exercise of outstanding options or outstanding stock appreciation rights granted under this Incentive Plan; (2) the maximum number of shares of Stock subject to issuance upon exercise of outstanding Options or outstanding stock appreciation rights granted under the Company’s 2000 Stock Option Plan (the “2000 Plan”); and (3) the maximum number of shares of Stock related to outstanding other stock-based awards granted under this Incentive Plan, as determined by the Board in each case as of the dates on which such awards were granted. The shares involved in the unexercised or undistributed portion of any terminated, expired or forfeited awards, including any unexercised or undistributed portion of any terminated, expired or forfeited award under the 2000 Plan, will be made available for further Incentive Plan awards. The Incentive Plan permits the grant of restricted stock, incentive stock options, non-qualified stock options, stock-appreciation rights, and phantom stock awards.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

15. Common stock options and warrants (continued):

Stock Option Plan (continued):

Awards granted under the Incentive Plan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. The Board of Directors or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment and twelve months after termination of the optionee’s employment due to disability. The Board of Directors or a committee of the Board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the Board or a committee of the Board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

Under generally accepted accounting principles with respect to the financial accounting treatment of stock options used to compensate employees, upon the grant of stock options under our Incentive Plan, the fair value of the options will be measured on the date of grant and this amount will be recognized as a compensation expense ratably over the service period, usually the vesting period. Stock appreciation rights granted under the Incentive Plan must be settled in common stock. Therefore, stock appreciation rights granted under the Incentive Plan will receive the same accounting treatment as options. The cash we receive upon the exercise of stock options will be reflected as an increase in our capital. No additional compensation expense will be recognized at the time stock options are exercised, although the issuance of shares of common stock upon exercise may reduce basic earnings per share, as more shares of our common stock would then be outstanding.

In the case of a grant of restricted stock, the fair value of the restricted stock award at the date of grant will be determined and this amount will be recognized over the service period of the award, usually the vesting period. The fair value of a restricted stock award is equal to the fair market value of our common stock on the date of grant.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

15. Common stock plan options and warrants (continued):

Stock option activity for the years ended September 30, 2007, 2006 and 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighed Average Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 1, 2004	6,178,098	$0.75
Granted	595,000	0.53
Exercised	(300,000)	0.50
Cancelled	(1,491,998)	0.51

Outstanding at September 30, 2005	4,981,100	0.68	7.00	$0.08	$1,160,100

Exercisable at September 30, 2005	4,108,089	0.72	6.73	0.06	902,697

Granted	2,550,341	0.72
Exercised	(300)	0.70
Cancelled	(1,165,000)	0.50

Outstanding at September 30, 2006	6,366,141	0.73	7.57	0.27	2,205,681

Exercisable at September 30, 2006	4,368,579	0.79	6.97	0.18	1,479,854

Granted	2,901,382	0.73
Exercised	(15,000)	0.50
Cancelled	(504,985)	0.74

Outstanding at September 30, 2007	8,747,538	0.74	7.18	0.30	—

Exercisable at September 30, 2007	7,290,795	$0.75	6.90	$0.27	$—

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

15. Common stock options and warrants (continued):

The following assumptions were used to determine the fair value of the stock option grants:

	Years Ending September 30,
	2007	2006	2005
Expected volatility	54% –77%	78%	78%
Expected life	5 to 6 years	5 to 6 years	3 to 5 years
Risk-free interest rates	4.70% - 5.07%	4.50% -5.07%	3.31% -3.95%
Dividend yields	none	none	none

The following tables summarize information for options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price
$0.01-1.00	6,903,438	7.91	$0.60	5,458,362	7.66	$0.58
1.01-2.00	1,791,100	5.95	1.21	1,779,433	5.93	1.21
2.01-3.00	53,000	4.39	2.39	53,000	4.39	2.39

	8,747,538	7.18	0.74	7,290,795	6.90	0.75

The Company recognized $1.0 million, $0.5 million, and $0.0 in total employee stock-based compensation expense for the years ended September 30, 2007, 2006, and 2005 respectively. Stock options exercised during the fiscal years ended September 30, 2007 and 2006 had no intrinsic value. Stock options exercised had an intrinsic value of $0.5 million for the year ended September 30, 2005.

A summary of the status of the Company’s non-vested employee stock options as of September 30, 2007, and changes during the two years then ended is presented below:

Non-vested Options	Shares	Weighted Avg Grant-Date Fair Value
Non-vested at October 1, 2005	873,011	$0.14
Granted	2,550,341	0.54
Vested	(1,425,790)	0.14

Non-vested at September 30, 2006	1,997,562	0.48
Granted	704,167	0.32
Vested	(1,146,925)	0.44
Cancelled	(98,061)	0.66

Non-vested at September 30, 2007	1,456,743	$0.42

As of September 30, 2007, there was $563,000 of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately two and one-half years.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

15. Common stock options and warrants (continued):

Common Stock Warrants:

Stock warrants issued, exercised and outstanding at September 30, 2007, 2006 and 2005 are summarized as follows:

	Weighted Ave
Warrants	Shares	Exercise Price
Outstanding at October 1, 2004	9,731,667	1.10
Issued	—	—
Exercised	(4,199,249)	0.37
Canceled	(4,487,418)	1.52

Outstanding at September 30, 2005	1,045,000	2.24
Issued	20,554,556	0.14
Exercised	(3,735,672)	0.05
Canceled	(565,758)	2.89

Outstanding at September 30, 2006	17,298,126	0.20
Issued	5,735,676	1.10
Exercised	(1,189,755)	0.01
Canceled	(150,346)	3.21

Outstanding at September 30, 2007	21,693,701	0.43

Exercisable at September 30, 2007	20,493,701	0.38

16. Derivative liabilities:

Derivative liabilities consist of the following at fair value:

	September 30,
	2007	2006
Biovax Investment, LLC investor put option (Note 20)	$98,000	$—
AutovaxID Investment, LLC investor put option (Note 20)	60,000	—
Default put on Laurus note	408,000	236,000

	$566,000	$236,000

17. Segment information:

The Company operates in three identifiable industry segments. The Company’s Cell Culture products and services are engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment, which has generated no revenues to date, is focused on developing BiovaxID, as described earlier.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

17. Segment information (continued):

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Reorganization value in excess of amounts allocated to identifiable assets was $2.1 million for the years ended September 30, 2007, 2006 and 2005 and has not been allocated to the segments listed below. Segment information is as follows:

	Year ended September 30, 2007
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$2,652,000	$—	$2,652,000
Services	2,352,000	—	—	2,352,000

Total Revenues	2,352,000	2,652,000	—	5,004,000

Costs and Expenses:
Cost of revenue	(1,251,000)	(1,485,000)	—	(2,736,000)
Research and development	—	—	(10,210,000)	(10,210,000)
Impairment of investment in consolidated subsidiary	—	—	(3,775,000)	(3,775,000)
Loss on restructuring of related party royalty agreement	—	—	(6,637,000)	(6,637,000)

Operating income/(loss) including segment identifiable expenses	1,101,000	1,167,000	(20,622,000)	(18,354,000)

General and administrative expense				(4,114,000)
Other income/(expense), net				(22,589,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(45,057,000)
Non-controlling interest in losses from variable interest entities				724,000

Net loss before income taxes				(44,333,000)
Income taxes				—

Net loss				(44,333,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

17. Segment information (continued):

	Year ended September 30, 2006
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$4,630,000	$—	$4,630,000
Services	2,668,000	—	—	2,668,000

Total Revenues	2,668,000	4,630,000	—	7,298,000

Costs and Expenses:
Cost of revenue	1,704,000	2,185,000	—	3,889,000
Research and development		2,000,000	10,020,000	12,020,000

Operating income/(loss) including segment identifiable expenses	964,000	445,000	(10,020,000)	(8,611,000)

General and administrative expense				(3,405,000)
Other income/(expense), net				(1,636,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(13,652,000)
Non-controlling interest in losses from variable interest entities				—

Net loss before income taxes				(13,652,000)
Income taxes				—

Net loss				(13,652,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

17. Segment information (continued):

	Year ended September 30, 2005
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$3,046,000	$—	$3,046,000
Services	2,031,000	—	—	2,031,000

Total Revenues	2,031,000	3,046,000	—	5,077,000

Costs and Expenses:
Cost of revenue	1,826,000	1,924,000	—	3,750,000
Research and development	—	1,400,000	8,550,000	9,950,000

Operating income/(loss) including segment identifiable expenses	205,000	(278,000)	(8,550,000)	(8,623,000)

General and administrative expense				(2,438,000)
Other income/(expense), net				(418,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(11,479,000)
Non-controlling interest in losses from variable interest entities				—

Net loss before income taxes				(11,479,000)
Income taxes				—

Net loss				(11,479,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

18. Income taxes:

The significant income components of the Company’s net deferred total are as follows:

	Year Ending September 30,
	2007	2006
Inventory reserves	$106,000	$244,000
Loss on restructure of related party agreement	2,519,000	—
Related party financing cost	468,000	—
Loss on impairment	1,433,000	—
Basis difference in fixed assets	951,000	—
Net operating loss carryover	19,422,000	14,863,000
Other	734,000	197,000

Total deferred tax asset	25,633,000	15,304,000

Less: valuation allowance	(25,633,000)	(15,304,000)

Net deferred tax asset	$—	$—

The components of the provision (benefit) for income taxes consists of the following:

	Year Ending September 30,
	2007	2006	2005
Deferred tax
Deferred	$(10,329,000)	$(4,846,000)	$(4,882,000)
Increase in valuation allowance	10,329,000	4,846,000	4,882,000

Total provision (benefit) for income taxes	$—	$—	$—

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

For the tax periods June 17, 2003 through September 30, 2005, the Company was part of a consolidated federal income tax return that includes Accentia. The Company’s income tax provision is calculated on a separate return basis as if the Company was not part of the Accentia consolidated group for those periods presented. As of December 7, 2005, the Company became deconsolidated from the Accentia group for income tax purposes and filed as part of the Accentia consolidated tax return for the period from October 1, 2005 through December 7, 2005 and filed a separate return for the period December 8, 2005 through September 30, 2006.

The Company has a federal net operating loss of approximately $51.2 million as of September 30, 2007 (expiring 2021). Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOL”) and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also be subject to restriction.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

18. Income taxes (continued):

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year Ending September 30,
	2007	2006	2005
Federal statutory rate	(34)%	(34)%	(34)%
State taxes	(4)%	(4)%	(4)%
Effect of valuation allowance	36%	36%	38%
Other	2%	2%	—%

Net actual effective rate	—%	—%	—%

19. Employee benefit plan:

The Accentia 401(k) and Profit Sharing Plan (the “Plan”) was established effective July 1, 2004 as a defined contribution plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal year ended September 30, 2007 the Company made no employer contributions to the Plan. For the fiscal years ended September 30, 2006 and September 30, 2005 the Company made approximately $63,000 and $25,000 in employer contributions respectively pursuant to the Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

20. New Market Tax Credit transactions:

April 2006 NMTC Transaction:

On April 25, 2006, the Company through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“Telesis”), Telesis CDE Corporation, Biovax, Inc., and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of Transaction I, Biovest and Biovest’s parent company, Accentia formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, 2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 11).

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) and payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to Telesis constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

Telesis CDE II, LLC is a Community Development Entity that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 20.

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

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Biovax, Inc., the Company’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

In connection with the NMTC financing, the Company and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the September 30, 2007 consolidated balance sheets is approximately $98,000.

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

Various legal and accounting fees of $108,000 paid directly by the Company and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which the Company has a variable interest and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax, Inc.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, payable upon demand of Accentia. Biovest paid to Accentia $1.1 million upon the closing of the Transaction. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2007 consolidated balance sheet.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued):

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

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

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, its subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. AutovaxID, Inc., the Company’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued):

conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

In connection with the NMTC financing, the Company and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in the derivative liabilities in the September 30, 2007 consolidated balance sheet is approximately $61,000.

The Company, its subsidiaries and certain related parties have entered into guarantee arrangements with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. The Company issued warrants to purchase 2.6 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

Various legal, accounting, and professional fees of $433,000 paid directly by the Company and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which the Company has a variable interest and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II, LLC.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

21. Variable interest entities:

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

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Biovax Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.	VIE Equity (0.01%)

Telesis CDE, Corp		VIE Equity (0.01%)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity)Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

AutovaxID Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation		VIE Equity (0.01%)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

21. Variable interest entities (continued):

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

Assets of $20.0 million and liabilities of $15.1 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2007 consolidated balance sheet as non-controlling interests in variable interest entities.

The Company’s $724,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the year ended September 30, 2007 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$698,000
Telesis CDE Two, LLC	9,000
AutovaxID Investment, LLC	364,000
St. Louis NMTC Fund II, LLC	(347,000)

$724,000

22. Selected Quarterly Financial Data (Unaudited):

	Year Ended September 30, 2007
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$1,327,000	$1,552,000	$1,406,000	$719,000
Gross profit	561,000	701,000	724,000	282,000
Net loss	(23,950,000)	(5,450,000)	(12,043,000)	(2,890,000)
Loss per share	$(0.27)	$(0.06)	$(0.13)	$(0.02)

	Year Ended September 30, 2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$1,085,000	$2,289,000	$2,051,000	$1,873,000
Gross profit	482,000	1,054,000	902,000	971,000
Net loss	(3,014,000)	(2,779,000)	(4,118,000)	(3,741,000)
Loss per share	$(0.04)	$(0.03)	$(0.06)	$(0.05)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. Commitments and contingencies:

Legal proceedings:

As of September 30, 2007, we had no material legal proceedings.

From time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Employment agreements:

The Company has employment agreements with certain employees, which extend from 24 to 36 months. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements at September 30, 2007 are approximately $0.5 million of which $0.3 million, and $0.2 million become due in the years ending September 30, 2008, and 2009 respectively. In 2007, four employee’s agreements terminated normally.

Leases:

The Company leases equipment and office and manufacturing space pursuant to several non-cancelable operating leases. The Company leases approximately 33,000 square feet in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility also housed the National Cell Culture Center, which was operated under a grant by the National Institutes of Health which expired in September, 2005. This facility Lease agreement has expired and we continue to occupy this facility on a month to month basis. In April 2005 the Company amended the current lease in Worcester, Massachusetts whereby the Company increased the leased space from approximately 14,000 square feet to approximately 17,000 square feet, and included a provision for $0.1million of leasehold improvement allowance to be paid by the lessor. In 2005, the Company extended the term of the Worcester lease through February 28, 2010. During the fiscal year ended September 30, 2006, the Company constructed $0.4 million of leasehold improvements at the facility in Worcester and $0.1 million was paid by landlord.

In connection with the NMTC transaction (Note 20) on December 8, 2006, the Company entered into a lease for a 24,000 square foot facility in St. Louis, Missouri, for the sole purpose of assembling and distributing the AutovaxID instrument. The lease, which has a base term of approximately 3 years, calls for base rent payments of approximately $0.1 million annually. During the fiscal year ended September 30, 2007, the Company constructed $0.7 million of leasehold improvements at the facility in St. Louis.

Rent expense pertaining to these leases was $0.9 million for both the years ended September 30, 2007 and September 30, 2006, and $0.7 million for the year ended September 30, 2005.

Future minimum lease payments regarding the Worcester and St. Louis lease and leased equipment are summarized below:

Years ending September 30,
2008	774,000
2009	797,000
2010	328,000

$1,899,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. Commitments and contingencies (continued):

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued for as of September 30, 2007.

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

Under the terms of the Southwest note payable issued June 26, 2007, an officer of Accentia, the majority shareholder of the Company, issued a personal guarantee. The Company agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest by agreeing to reimburse the guarantor for any liabilities incurred associated with enforcement of the guarantee.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. Commitments and contingencies (continued):

Royalty agreements:

Pursuant to the royalty agreement dated October 31, 2006, the Company is required to pay to Accentia a 19.5% royalty on net sales and license revenue from biologics products.

On April 17, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 12). As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012. There have been no royalties paid under this agreement during the years ended September 30, 2007, 2006, and 2005.

On October 30, 2007 and December 10, 2007, the Company completed financing transactions with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to these transactions, the Valens Funds were granted an aggregate 9% royalty interest in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products.

Stanford University agreement:

In September 2004, the Company entered into an agreement with Stanford University allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, the Company is obligated to pay a yearly maintenance fee of $10,000 per year. The agreement also provides that the Company will pay Stanford $100,000 within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval the Company is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Our agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. We can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

Distribution agreement:

On June 1, 2007 the Company entered into a non-exclusive distribution agreement with VWR, to distribute the AutovaxID automated cell culture device in North America. Under the terms of this agreement, the Company is obligated to pay to VWR 25% of net sales revenue generated from the sales and marketing efforts of VWR on AutovaxID cell culture systems and disposable cultureware used in conjunction with the AutovaxID system. The initial term of this agreement is for 24 months and can be terminated at any time by either party upon 90 days’ prior written notice. The Company has not incurred any distribution expense to date related to this agreement.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

24. Subsequent Events:

Issuance of related party note payable:

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan.

Laurus Transactions:

On October 30, 2007, the Company completed a financing transaction with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0% and are payable in a single payment of principal and accrued interest on March 31, 2009. The obligations pursuant to the notes are secured by a lien against all assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries.

On October 31, 2007, the Company entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 31, 2006 note payable by the Company, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, the Company is required to pay $1.8 million to Laurus on March 31, 2008.

On December 10, 2007, the Company, completed a financing transaction with the Valens Funds, pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net sales and license revenues from the commercial sales of the Company’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, and are payable in a single payment of principal and accrued interest on June 5, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Proceeds of the notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, will be disbursed into a restricted account and released to the Company based upon an agreed schedule.

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

Date: December 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date

By:	/s/ Steven Arikian Steven Arikian, M.D.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	December 28, 2007

By:	/s/ James A. McNulty James A. McNulty, CPA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 28, 2007

By:	/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr., M.D.	Vice-Chairman, Director	December 28, 2007

By:	/s/ Christopher C. Chapman Christopher C. Chapman, M.D.	Director	December 28, 2007

By:	/s/ Raphael J. Mannino Raphael J. Mannino, Ph.D.	Director	December 28, 2007

By:	/s/ Peter J. Pappas, Sr. Peter J. Pappas, Sr.	Director	December 28, 2007

By:	/s/ Jeffrey A. Scott Jeffrey A. Scott, M.D.	Director	December 28, 2007

By:	/s/ Robert D. Weiss Robert D. Weiss	Director	December 28, 2007

By:	/s/ John Sitilides John Sitilides	Director	December 28, 2007

By:	/s/ Ronald E. Osman Ronald E. Osman, Esquire	Director	December 28, 2007