Form 10-K/A
period 2007-09-30
BIOVEST INTERNATIONAL INC
filed 2008-01-28
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

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

As of December 31, 2007, there were 95,729,729 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this annual report on Form 10-K/A that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. DESCRIPTION OF BUSINESS” in the annual report on Form 10-K filed by the Company on December 28, 2007 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTORY NOTE

This Form 10-K/A (the “10K/A”) of Biovest International, Inc. (the “Company”) amends the annual report on Form 10-K for the year ended September 30, 2007 (“FY 2007”), as filed with the Securities and Exchange Commission (“SEC”) on December 28, 2007 (the “Annual Report”). This 10K/A is being filed for the purpose of providing certain disclosures contained in Part III thereof, which were incorporated by reference to an anticipated Proxy which the Company previously expected to file within 120 days of the end of its fiscal year in the original Annual Report.

This 10K/A does not reflect any changes to the financial statements contained in Part III.

This 10K/A does not reflect events occurring after the filing of the Original Annual Report on Form 10-K, or modify or update the disclosures contained in the Original Annual Report in any way other than as required to reflect the amendment set forth above. The filing of this 10K/A shall not be deemed an admission that the Original Annual Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Alan M. Pearce has served as a director and Chief Financial Officer of Accentia since August 2004. Prior to serving as Accentia’s Chief Financial Officer, Mr. Pearce served as Senior Vice President, Financial Services for McKesson Corporation, a large publicly traded healthcare company, from April 1999 to March 2004. Mr. Pearce also currently serves on the advisory board of The Hopkins Capital Group. He also previously served as a director and a member of the finance committee of XL Insurance Company. From September 2002 to September 2005, Mr. Pearce served as a director of BioDelivery Sciences International, Inc. Mr. Pearce is a graduate of Georgia Tech, where he earned a B.S. degree in Industrial Management, and the University of Texas, where he earned an MBA degree in finance.

The following table sets forth, as of December 31, 2007, certain information concerning our executive officers and directors:

Name	Age	Position
Steven R. Arikian, M.D.	51	Chief Executive Officer, (“CEO”), President, Chairman & Director

Francis E. O’Donnell, Jr., M.D.	58	Vice-Chairman & Director

Alan M. Pearce*	59	Chief Financial Officer (“CFO”)

Raphael J. Mannino, Ph.D.	61	Director

Peter J. Pappas, Sr.	68	Director

Christopher C. Chapman, M.D.	56	Director

Jeffrey A. Scott, M.D.	50	Director

Robert D. Weiss	58	Director

John Sitilides	46	Director

Ronald E. Osman, Esq.	62	Director

*	Assumed the position of CFO as of December 31, 2007, replacing James A. McNulty, CPA, who resigned effective December 31, 2007.

Set forth below is biographical information regarding our directors, officers, and key employees:

Steven R. Arikian, M.D. has been a Director of our Company since June 2003. Dr. Arikian became our CEO and President in September 2004, as well as Chairman of the Board of Directors since March 2004. Dr. Arikian is a director of Accentia Biopharmaceutical, Inc. (“Accentia”), our parent corporation. Further, since 1997 he has served as the President and a director of Analytica International, Inc. (formerly, The Analytica Group, Inc.), which is a subsidiary of Accentia. He founded The Analytica Group, a global provider of research and communications services to the pharmaceutical and biotechnology industries in 1997. Dr. Arikian began providing pharmaceutical clients with Clinical and Outcomes Research services in 1988. Having held positions of increasing responsibility, he served as President of The Center for Health Outcomes and Economics at Bristol Myers Squibb for three years, where he supervised a staff of over 50 professionals responsible for development of global health outcomes research. He has designed and implemented research projects in the United States, Canada, Latin America and Europe. Dr. Arikian holds a faculty appointment at the Columbia University Mailman School of Public Health. He has also held faculty appointments at the University of Toronto and the University of Kentucky. He is widely published in the peer-reviewed literature and has been a frequent speaker at industry and trade group sponsored meetings on topics including Formulary Management, Pharmaceutical Pricing, Multi-National Health Economic Studies, and Pharmacoepidemiology. Today Dr. Arikian devotes his time to overseeing Accentia’s pharma-services and development companies, including the Company and Analytica.

Francis E. O’Donnell, Jr., M.D. has been a Director of our Company since June 2003. Dr. O’Donnell is our Co Vice-Chairman (non-executive). Dr. O’Donnell is the non-executive Chairman, CEO and a director of Accentia, our parent corporation since its inception in 2002. He is also the CEO, President, Chairman and a Director of BioDelivery Sciences International, Inc. (“BDSI”) Dr. O’Donnell was the Founder and for more than the last five years has served as managing director of The Hopkins Capital Group (“HCG”), an affiliation of limited liability companies which engage in business development and venture activities. Included in companies in which HCG entities are significant stockholders include Accentia and BDSI. Dr. O’Donnell served as Chairman of Laser Sight Inc. (LASE) a publicly traded manufacturer of advanced refractive laser systems until June 2003. He is co-founder of RetinaPharma Technologies, Inc. which includes Tatton Technologies, LLC and is a co-founder of Biotech Specialty Partners, LLC an alliance of specialty pharmacy and biotechnology companies.

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

Alan M. Pearce has been our CFO since December 31, 2007. Mr. Pearce has served as a director and CFO of Accentia since August 2004. Prior to serving as Accentia’s CFO, Mr. Pearce served as Senior Vice President, Financial Services for McKesson Corporation, a large publicly traded healthcare company, from April 1999 to March 2004. Mr. Pearce also currently serves on the advisory board of The Hopkins Capital Group. He also previously served as a director and a member of the finance committee of XL Insurance Company. From September 2002 to September 2005, Mr. Pearce served as a director of BioDelivery Sciences International, Inc. Mr. Pearce is a graduate of Georgia Tech, where he earned a B.S. degree in Industrial Management, and the University of Texas, where he earned an MBA degree in finance.

Raphael J. Mannino, Ph.D. has been a Director of our Company since June 2003. Dr. Mannino has been the Executive Vice President and Chief Scientific Officer of BDSI since October 2000, and a director since October 2001. Dr. Mannino previously served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BioDelivery Sciences, predecessor to BDSI since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

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

Christopher C. Chapman, M.D. has been a Director of our Company since March 2004. Dr. Chapman was the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BDSI on a part time basis from October 2000 to November 2004. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. He was most recently President of Chapman Pharmaceutical Consulting. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments.

Jeffrey A. Scott, M.D. has been a Director of our Company since March 2004. Dr. Scott, whose specialty is oncology, currently is the President of P4 Healthcare, a multimedia Healthcare Marketing and Education Company with a focus in Oncology. From 1998 to 2005, Dr. Scott served as the National Medical Director and President of the International Oncology Network, a network of more than 3500 U.S. Private Practice Oncologists headquartered in Baltimore, MD, since 1998, and in that same role for the International Physician Network. Dr. Scott was a practicing physician, Partner and CFO of Georgia Cancer Specialists located in Atlanta, GA from 1995 to 2001, acting as CFO for a large practice with over $100 million in revenue and responsible for development of financial programs of practice after merger and corporate buyout by Phymatrix. In this position, Dr. Scott also took responsibility for the development of an extensive Clinical Research program. From 1998 to 2000, he also served as Medical Chief of Staff at Atlanta’s Emory Northlake Regional Medical Center. Dr. Scott’s biotech experience includes his role as a Consultant to Nexstar Pharmaceuticals of Boulder, Colorado, assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies.

Dr. Scott’s educational background includes a B.S. in Microbiology from the University of Michigan, Ann Arbor, Michigan, and medical education at Wayne State University, Detroit, Michigan and a fellowship in Oncology at University of Texas Health Sciences, San Antonio, Texas. Dr. Scott has Board Certifications from the American Board of Internal Medicine, Internal Medicine, September 1987, and the American Board of Internal Medicine, Medical Oncology, November 1989. He has extensive research and publication credits in the oncology field.

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

Robert D. Weiss has been a Director of our Company since March 2004. Mr. Weiss has an outstanding and diverse background in the fields of investment banking, merchant banking, asset management, marketing and finance. His experience includes his current position since December 2000 as a Principal in Athena Capital Partners, Inc., an investment banking group specializing in seed and A-round investors, and for more than the past five years as President of Atlantic American Partners, a merchant banking group subsidiary of Atlantic American Holdings, as well as previous positions as Senior Vice President of Communications Equity Associates, Senior Vice President at Paine Webber, Inc., and Executive Vice President/Chief Operating Officer at Zurich Investment Management, all involving leadership roles in merchant banking, private equity funding and asset management operations. Mr. Weiss’ prior business experience gives him a strong background in marketing and general business management. Mr. Weiss received his B.S. Degree from the United States Military Academy at West Point in 1971, with Concentrations in Math, Engineering, and Science, and obtained an MBA from Boston University in 1975. He served in the United States Army from 1971 to 1978 as an Aide-de-Camp to a Major General, Hospital Comptroller, and Company Commander.

Ronald E. Osman, Esq. has been a Director of our Company since November 2, 2006 to serve as an interim Director until the next annual meeting of stockholders. Mr. Osman is the founder, president and senior partner of the law offices of Ronald E. Osman & Associates, Ltd. Mr. Osman established the practice in 1979. The firm concentrates on actions brought under the Federal False Claims Act as well as actions concerning commercial law and personal injury. The firm maintains offices in Marion, Illinois and Dongola, Illinois. After receiving a Bachelor of Science in Agriculture/Economics from the University of Illinois in 1968, Mr. Osman joined the United States Marine Corp, where he served as an officer from 1969 to 1972. In 1976, Mr. Osman began law school at Southern Illinois University. Mr. Osman completed his law degree in two and one half years and received his Juris Doctorate from Southern Illinois University in 1979. Mr. Osman has been actively engaged in the practice of law since that time. In addition to his law practice, Mr. Osman operates a farming business, grain elevator, an oil production business, and a motel enterprise. He is a member of Illinois Bar Association, Illinois Trial Lawyers Association, and National Health Lawyers Association. He also serves as a Member of the Board of Dongola Clinic and is a Founding Member of Rural Health, Inc.

Board Meetings and Independence

During the fiscal year ended September 30, 2007 (“Fiscal 2007”), the Board of Directors of the Company held 14 meetings, consisting of 1 in-person meeting and 13 telephonic meetings. In addition, the Board of Directors took action by written consent on 4 occasions. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

Committees of the Board

There are currently three standing committees of the Board of Directors. The Audit Committee which reviews the engagement of the Company’s independent accountants, reviews annual financial statements and considers matters relating to accounting policies and internal control and reviews the scopes of audits, practices and procedures to ensure that the legal and fiduciary responsibilities of the Board are satisfied, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and Raphael Mannino, Ph.D. with Mr. Weiss serving as Chairman of that committee. The Governance Committee, which performs the functions of developing criteria for director selection, identifying and recommending to the full board of directors the director-nominees to stand for election at annual meetings of the stockholders, and recommending to the board of directors our corporate governance principles, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and John Sitilides with Mr. Weiss serving as Chairman of that committee. The Compensation Committee, which performs the functions of recommending and approving salaries, incentive compensation, and equity-based plans for our executive officers and managers and reviewing corporate goals and objectives relative to executive compensation, consists of Jeffrey A. Scott, M.D., Robert D. Weiss, and John Sitilides with Mr. Weiss serving as Chairman of that committee. The Board of Directors has determined that Robert D. Weiss is an audit committee financial expert within the meaning of the Securities and Exchange Commission (SEC) regulations and that Robert D. Weiss, Jeffrey A. Scott, M.D., John Sitilides and Raphael J. Mannino, Ph.D. are independent as defined by applicable SEC rules and regulations and Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

DIRECTOR COMPENSATION

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) directors receive reimbursement of expenses, (ii) an annual grant of options to purchase shares of common stock at 110% of the closing market price on the day of the option grant: 60,000 option shares for Board membership, 15,000 option shares for serving on a committee of the Board and 15,000 option shares for chairing any committee of the Board. The director compensation stock options issued for FY 2007 are set forth below. Additionally, the Company’s Lead Independent Director receives a cash stipend of $4,000 per month. As shown in the table titled: “Directors Compensation for Fiscal Year Ended September 30, 2007” included in Item 11 herein. Robert D. Weiss served in the capacity of Lead Independent Director during FY 2007.

NAME	Grant Date	# of Options	Exercise Price
Steven R. Arikian, M.D. (Chairman)	10/19/2006	75,000	$1.13
Francis E. O’Donnell, M.D.	10/19/2006	60,000	1.13
Raphael J. Mannino, Ph.D. (Audit Comm.)	10/19/2006	75,000	1.13
Peter J. Pappas	10/19/2006	60,000	1.13
Christopher C. Chapman, M.D.	10/19/2006	60,000	1.13
Jeffrey A. Scott, M.D. (Audit, Governance, Compensation Comm.)	10/19/2006	105,000	1.13
Nicholas J. Leb*	10/19/2006	60,000	1.13
Martin G. Baum*	10/19/2006	60,000	1.13
Robert D. Weiss (Audit Chairman, Governance, Compensation Comm., Lead Independent Director)	10/19/2006	150,000	1.13
John Sitilides (Governance and Compensation Comm.)	10/19/2006	90,000	1.13
Ronald E. Osman**	10/19/2006	60,000	1.13

*	Resigned from Board of Directors, effective October 31, 2006.
**	Elected to the Board of Directors on November 2, 2006.

Our bylaws provide for us to indemnify our directors and officers to the extent permitted by law, with respect to actions taken by them on our behalf. We maintain a policy of directors’ and officers’ liability insurance for this purpose.

Compensation Committee Interlocks and Insider Participation

The following interlocking director relationships exist between our executive officers and our parent corporation, Accentia Biopharmaceuticals, Inc. (“Accentia”): Dr. Steven Arikian, our Chairman and CEO, serves as a member of the board of directors of Accentia. Accentia’s Chairman and CEO, Dr. Frank O’Donnell, serves as our Vice-Chairman and is a member of our board of directors. None of our executive officers is a member of the Compensation Committee of any company in which any director or executive officer is a member of our board of directors.

Code of Ethical Conduct

Our Board of Directors has adopted a Code of Ethical Conduct that is applicable to all of the officers and directors of the Company and its subsidiaries. The text of the Code of Ethical Conduct has been filed as an Exhibit to our SEC reports as Exhibit 10.36 to our Form 10-KSB for the period ended September 30, 2003 filed with SEC on January 14, 2004.

Report of the Audit Committee

The Audit Committee is composed of three independent directors and operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is posted on the Company’s website at www.biovest.com in the “Investor Relations” section of the website. As described above, the Audit Committee is responsible for appointing and replacing our independent accountants; reviewing the results and scope of the independent accountants’ audit and the services provided by the independent accountants; reviewing compliance with legal and regulatory requirements; evaluating our audit and internal control functions; and ensuring the integrity of our financial statements. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles, and such other matters as are required to be discussed with the Committee in accordance with the standards of the Public Company Accounting Oversight Board (United States). In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Company, including the matters in the written disclosures required by the Independence Standards Board and considered compatibility of nonaudit services with the auditors’ independence.

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held seven meetings during Fiscal 2007.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended September 30, 2007 for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.

THE AUDIT COMMITTEE

Robert D. Weiss, Chairman
Raphael J. Mannino, Ph.D.
Jeffrey A. Scott, M.D.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview. This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in FY 2007. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations from the Company’s human relations department and when requested from our executive officers.

We use executive compensation as a tool to retain and motivate our executive officers. Our two named executive officers at the end of FY 2007, Dr. Arikian and Mr. McNulty, are compensated under written employment agreements with our parent company, Accentia Biopharmaceuticals, Inc. We reflect as compensation the portion of the base salary and cash bonuses paid to these individuals that is allocated to us. During FY 2007, Mr. Cohen, who was our Chief Operating Officer (“COO”) until his termination on August 12, 2007, was compensated under an employment agreement with the Company. These written employment agreements create the foundation for the cash compensation paid to these named executive officers during FY 2007.

Compensation paid to our named executive officers in FY 2007 consisted of:

•	Base salary as required by the applicable employment agreement;

•	Long-term equity incentive in the form of stock options under the Company’s 2006 Equity Incentive Plan;

•	Cash Bonuses;

•	Special benefits and perquisites; and

•	Severance compensation.

Our compensation philosophy for our executive officers has been shaped by our position as a development stage company with our primary product candidate, BiovaxID™, in Phase 3 FDA clinical trials. Accordingly, our compensation decisions and particularly our approach to allocating compensation between cash and non-cash elements of the compensation package reflect our goal to preserve cash whenever possible. In FY 2007 our compensation decisions for our executive officers emphasized option grants which we believe supports our goals with regard to both retention and motivation of our executive officers. In making our compensation decisions, we strive to be aware of the level of compensation which is paid to executive officers of various companies that we consider to be comparable to us in size and in the development of product candidate in FDA clinical trials. Our goal is for the compensation paid to our named executive officers to be at or below the fiftieth percentile of the companies that we have identified as being comparable companies.

Base Salaries. The base salaries were established by employment agreements existing prior to FY 2007. During Fiscal 2007, we increased the base salary of Dr. Arikian by $39,909 or 10% of his base salary and we increased the base salary of Dr. Cohen by $39,900 or 13.8% of his base salary. Our decision to increase the base salary of Dr. Arikian was based on a contract provision in his employment agreement which provided for an automatic increase of 10% per annum in each contract year, which expires in October 2009. Our decision to increase Dr Cohen’s based salary was based on our decision to make his overall compensation package more competitive and to recognize overall the value of his contribution to the Company. During Fiscal 2007, we did not establish specific performance objectives for these executives and our decisions were based on their overall performances.

Cash Bonuses and Incentives. In Fiscal 2007, we granted a cash bonus to Dr. Arikian of $50,000 which represents 10% of his base salary, this bonus has been accrued but has not been paid.

Option Grants. In Fiscal 2007, we granted one million options under our 2006 Equity Incentive Plan to Dr. Arikian. The option grant had an exercise price that was equal to 110% of the closing market price for our common stock on the date of the option grant. We set the exercise price at the 110% of the closing market price instead of 100%, to provide additional incentive for these named executives. Our decision to grant options was based primarily on the following factors the recommendation of our Compensation Committee and our desire to retain and motivate our CEO.

Perquisites. Consistent with our philosophy to preserve cash, we have sought to limit perquisites. Perquisites paid to our named executive officers are discussed as footnotes to the following Summary Compensation Table. Our policy for paying medical and dental insurance is to pay 75% of the insurance premium. Our policy for paying life insurance, long-term and short-term disability insurances and accidental death and dismemberment insurance is to pay 100% of the insurance premiums. Our policy with regard to unused vacation for our executive group is to pay at the base salary rate for vacation not used in the prior fiscal year.

Change in Control Severance Policy. Each of our named executive officers entered into written employment agreements with the Company. The following named executive officers have change in control severance provisions in their employment agreements: The employment agreement of our CEO, Dr. Steven Arikian, defines a change in control of Accentia as an event of “Good Reason” for voluntary termination by Dr. Arikian, and provides for severance payments equal to 24 months base salary, payable in 24 monthly installments, in the event of such termination as a result of a change in control. The employment agreement of our COO, Dr. Carl Cohen, defines a change of control of the Company as one possible event of “Good Reason” for voluntary termination by Dr. Cohen, and provides for severance payments equal to 6 months base salary, payable in bi-weekly installments, in the event of such termination. The change of control provision in these employment agreements were negotiated as part of their employment agreements.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007.

January 28, 2008	Robert D. Weiss, Chairman
Jeffrey A. Scott, M.D.
John Sitilides

SUMMARY COMPENSATION TABLE FISCAL YEAR ENDED 2007

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Steven R. Arikian – CEO	2007	494,000	50,000	(1)	—	297,000	—	—	47,000	(3)	888,000
James A. McNulty – CFO	2007	90,000	—		—	—	—	—	25,000	(4)	115,000
Carl M. Cohen – COO(2)	2007	284,000	—		—	—	—	—	8,000		292,000

(1)	Has been accrued but has not been paid as of end of Fiscal 2007.
(2)

Dr. Cohen’s employment terminated on August 12, 2007. As a result of his termination, Dr. Cohen is entitled to severance compensation equal to his base salary for a period of six months following his date of termination. Under the terms of his employment agreement his options will continue to vest and payment of his COBRA insurance will be continued to be paid by the Company until February 2008.

(3)

In Fiscal 2007, Dr. Arikian was paid $47,000 in other compensation which consisted of payments: $10,000 related to medical, dental and life insurance and long and short term disability; $27,000 related to auto related expenses; and $10,000 related to 401k matching contributions.

(4)

In Fiscal 2007, Mr. McNulty was paid $25,000 in other compensation which consisted of payments: $6,000 related to auto allowances; and $18,000 related to unused vacation payout; and $2,000 related to 401k matching contributions.

GRANTS OF PLAN-BASED AWARDS

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Steven R. Arikian -CEO	02/14/2007	1,000,000	0.62	297,000
James A. McNulty – CFO	—	—	—	—
Carl M. Cohen – COO(1)	—	—	—	—

(1)	Dr. Cohen’s employment was terminated on August 12, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDED SEPTEMBER 30, 2007

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven R. Arikian-CEO	75,000	—	1.13	10/19/2016
	333,330	166,670	0.72	02/10/2016
	333,333	666,667	0.62	02/14/2017
	25,000	—	0.50	03/10/2015
	200,000	—	0.50	10/19/2014
	25,000	—	0.50	03/13/2014
	400,000	—	0.50	01/02/2014
James A. McNulty-CFO	333,330	166,670	0.72	02/10/2016
	500,000	—	0.50	11/11/2013
Carl M. Cohen-COO(1)	222,220	111,113	0.72	02/10/2016

(1)

Dr. Cohen’s employment was terminated on August 12, 2007. Under the terms of his separation agreement his options will continue to vest until February 2008, at which point the 111,113 unvested shares listed in the table above will become vested. Upon termination the Board and Dr. Cohen agreed that previous option grants to Dr. Cohen would continue to vest during his severance compensation period and could be exercised at any time prior to 60 days following the last day of the severance period. Accordingly, Dr. Cohen may exercise any vested options through April 12, 2008.

OPTION EXERCISES AND STOCK VESTED

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven R. Arikian-CEO	—	—	—	—
James A. McNulty-CFO	—	—	—	—
Carl M. Cohen-COO(1)	—	—	—	—

(1)	Dr. Cohen’s employment was terminated on August 12, 2007.

PENSION BENEFITS

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Steven R. Arikian-CEO	—	—	—	—
James A. McNulty-CFO	—	—	—	—
Carl M. Cohen-COO(1)	—	—	—	—

(1)	Dr. Cohen’s employment was terminated on August 12, 2007.

NON-QUALIFED DEFERRED COMPENSATION

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Steven R. Arikian-CEO	—	—	—	—	—
James A. McNulty-CFO	—	—	—	—	—
Carl M. Cohen-COO(1)	—	—	—	—	—

(1)	Dr. Cohen’s employment was terminated on August 12, 2007.

DIRECTOR COMPENSATION

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Arikian (Chairman)	—		—	38,000	—	—	—	38,000
Francis E. O’Donnell, M.D.	—		—	30,000	—	—	—	30,000
Raphael J. Mannino, Ph.D.	—		—	38,000	—	—	—	38,000
Peter J. Pappas	—		—	30,000	—	—	—	30,000
Christopher C. Chapman, M.D.	—		—	30,000	—	—	—	30,000
Jeffrey A. Scott M.D.	—		—	53,000	—	—	—	53,000
Nicholas J. Leb(1)	—		—	30,000	—	—	—	30,000
Martin G. Baum(1)	—		—	30,000	—	—	—	30,000
Robert D. Weiss	48,000	(2)	—	76,000	—	—	—	124,000
John Sitilides	—		—	46,000	—	—	—	46,000
Ronald E. Osman, Esq.(3)	—		—	30,000	—	—	—	30,000

(1)	Resigned from Board of Directors, effective October 31, 2006.
(2)	$28,610 of the Lead Independent Director’s stipend has been accrued but has not been paid as of end of Fiscal 2007.
(3)	Elected to the Board of Directors on November 2, 2006.

Employment Agreements with Executives

Steven R. Arikian, M.D. On October 19, 2004, our parent corporation Accentia, we entered into an amended employment agreement with Dr. Arikian, our CEO. This agreement was further amended on February 10, 2005. The amended agreement expires in October 2009. Under the terms of the agreement, Dr. Arikian is entitled to a base salary of $426,825 per year, subject to a minimum 10% increase each year, and the agreement specifies that his salary shall not be less than the salary of Accentia’s President and COO, Specialty Pharmaceuticals. The agreement provides that, if we terminate Dr. Arikian’s employment without cause or if he terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary and eligible for health insurance benefits for the two-year period following the date of termination. Dr. Arikian will be deemed to have terminated his employment for good reason if he terminates because of a reduction in base salary, a demotion or change in duties or responsibilities, a breach of his employment agreement by the Company that is not cured within 10 days of written notice, or a disposition of substantially all of the business or assets of Accentia’s Analytica subsidiary. If we terminate Dr. Arikian’s employment for cause or he terminates his own employment without good reason, he will be entitled to receive his base salary for 6 months after termination. If we create an executive operating position senior to, or on par with, Dr. Arikian’s position and if Dr. Arikian terminates his employment within 30 days of the creation of such position, then Dr. Arikian will be entitled to severance of 15 months base salary paid in 15 equal monthly installments. The agreement provides that, during Dr. Arikian’s employment, he may not solicit our customers and will not engage in or own any business that is competitive with the business of Accentia’s Analytica subsidiary.

In connection with his employment, Dr. Arikian was granted on February 14, 2007 options to purchase up to one million shares of our common stock at an exercise price of $0.62 per share. One-third of these options vest immediately, an additional one-third vests 12 months after the grant, with the remainder vesting 24 months after the grant. The options expire on February 13, 2017. Under the terms of the option agreement, in the event of a transfer of control (as defined in the option agreement) of the company, any unexercisable portion of the option will immediately vest as of a date prior to the transfer of control, which date will be determined by our Board of Directors in its sole discretion.

James A. McNulty, CPA. On January 1, 2005, Accentia entered into an employment agreement with James A. McNulty, CPA our CFO. This agreement extends for an initial term of five years, and continues thereafter on an “at-will” basis, terminable during the “at-will” period by either party for any reason and at any time upon 30 days’ notice. Under the terms of the agreement, Mr. McNulty is entitled to a base salary of $138,000 per year, and the agreement provides that Mr. McNulty is eligible to receive an annual performance bonus with a target of 50% of his annual base salary. The agreement provides that, if Accentia terminates Mr. McNulty’s employment without cause, because of disability, or for cause (except for dishonesty, misconduct, or unlawful acts that adversely affect Accentia or pleading guilty or no contest to, or a conviction of, a felony or any crime involving moral turpitude, fraud, dishonesty, or misrepresentation), or if Mr. McNulty terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary, health and welfare benefits for 12 months after the termination, and all his options shall continue to vest for the 12-month period following the date of termination. Mr. McNulty will be deemed to have terminated his employment for good reason if he terminates because of a material breach of the agreement by Accentia that is not cured within 30 days of written notice of the breach, the assignment by Accentia without his consent to a position, responsibilities or duties of a materially lesser status or degree of responsibility, the relocation of Accentia’s principal executive offices outside of Tampa, Florida, or the Company requires him to be based anywhere other than Accentia’s principal executive offices. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

Carl M. Cohen, Ph.D. On March 1, 2006, we entered into an employment agreement with Carl M. Cohen, Ph.D., our COO. Dr. Cohen’s employment agreement had a three year term and provided for an initial base salary of $247,100 annually, a bonus of up to thirty percent (30%) of his base salary based upon company performance and achievement of personal objectives as established in the discretion of our Board of Directors, and the grant of options to purchase 333,333 shares of our common stock. Pursuant to his Employment Agreement, Dr. Cohen performed the duties of Chief Operating Officer or such other or additional duties as may be assigned from time to time by the Chief Executive Officer or the Board of Directors. The Employment Agreement could be terminated by either us or Dr. Cohen upon 30 days’ written notice. Effective as of August 12, 2007, the Company terminated the Employment Agreement of Dr. Cohen. In accordance with the terms of the Employment Agreement, Dr. Cohen will receive termination compensation in the amount of his base salary for a period of six months along with continuation of insurance benefits.

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

On November 2, 2006, our Board of Directors adopted the 2006 Biovest Equity Incentive Plan, subject to approval by a majority of stockholders at the Company’s next Annual Meeting (the “2006 Plan”). Under the 2006 Plan, which was approved by the stockholders by submission to majority shareholder action on October 4, 2007, the number of shares available for grant under the Plan and the 2006 Plan will increase to a total of 27,000,000.

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

Options granted under the Plan are generally not transferable by the optionee except by will or the laws of descent and distribution, or pursuant to written agreement approved by the administrator relating to any non-qualified stock options in any manner authorized under applicable law. Except as provided in the applicable stock option agreement, options must be exercised within 60 days of termination (or under the 2006 Plan, within 90 days of termination) for any reason other than disability, retirement, or death, within one year of termination by disability or retirement, or by a designated beneficiary within two years of death.

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plan. As of September 30, 2007, Biovest had options to purchase 7,290,795 shares of common stock outstanding and exercisable at a weighted average price of $0.75 per share.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by any percentage the participant elects, up to statutorily prescribed annual limits, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan also permits us, in our sole discretion, to make employer matching contributions equal to a specified percentage (as we determine) of the amount a participant has elected to contribute to the plan, and/or employer profit-sharing contributions equal to a specified percentage (as we determine) of an employee’s compensation.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2007 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2007 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
Steven Arikian (1) 151 Beach 147th Street Neponsit, NY 11694	CEO, President & Director	1,921,211	1.97%

Peter J. Pappas, Sr. 135 W. 18th Street, Second Floor New York, NY 10011	Director, 5% Stockholder	1,552,545	1.61%

Francis E. O’Donnell, Jr. (2) 709 The Hamptons Lane Town and Country, MO 63017	Vice Chairman, Director, 5% Stockholder of Parent	1,370,454	1.41%

James A. McNulty (3) 4419 West Sevilla Street Tampa, FL 33629	CFO, Secretary	1,000,000	1.03%

Robert D. Weiss 2918 Bayshore Trails Drive Tampa, FL 33611	Director	255,000	0.27%

Jeffrey A. Scott 2 Spring Forest Court Owings Mills, MD 21117	Director	170,000	0.18%

Raphael J. Mannino 518 Lannon Lane Glen Gardner, NJ 08826	Director	135,000	0.14%

Christopher C. Chapman 800 Falls Lake Drive Mitchellville, MD 20721	Director	100,000	0.10%

John Sitilides 8121 Dunsinane Court McLean, VA 22102	Director	273,636	0.29%

Ronald E. Osman 1602 Kimmel Street Marion, IL 62959	Director	4,667,610	4.65%

Alan M. Pearce (4) 13766 E. Yucca Street Scottsdale, AZ 85259	CFO	501,822	0.52%

Accentia Biopharmaceuticals, Inc. (5) 324 S. Hyde Park Avenue Suite 350 Tampa, FL 33606	5% Stockholder	73,115,818	76.38%

Laurus Master Fund, Ltd. (6) 335 Madison Avenue 10th Floor New York, NY 10017	5% Stockholder	18,005,161	16.50%

All officers and directors as a group		12,260,856	12.81%

(1)	In addition to serving as a CEO, President and Chairman of our Company, Dr. Arikian also serves as a Director of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Dr. Arikian’s ownership includes options to purchase 1,921,211 shares of our common stock, all of which will be exercisable within 60 days of this filing.
(2)	In addition to serving as Vice Chairman of the Board of Directors of our company, Dr. O’Donnell also serves as Chairman of the Board of Directors of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Dr. O’Donnell’s ownership includes 100,000 options to purchase shares of our common stock, all of which are currently exercisable. Dr. O’Donnell is the Manager of Hopkins Capital Group II, LLC (HCGII) which is a principal stockholder of Accentia and in that regard, 1,270,454 shares are included in Dr. O’Donnell’s ownership as a result of issuance of a guarantee warrant in HCGII.
(3)	Effective December 31, 2007 Mr. McNulty resigned from his position as CFO and Secretary of the Company. Mr. McNulty still serves as a Corporate Treasurer and Secretary of Accentia which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Mr. McNulty’s ownership includes 1,000,000 options to purchase shares of our common stock.
(4)	Effective December 31, 2007 Mr. Pearce became the Company’s CFO. Mr. Pearce also serves as CFO and director of Accentia, which is the record owner of 73,115,818 shares of our stock.
(5)	Holders of greater than 10% of the outstanding stock of Accentia are Hopkins Capital Group, LLC., MOAB Investments LP, Timothy Ryll, and PPD International Holding, Inc.
(6)	Includes a warrant to purchase 13,371,358 shares of common stock from the Company.

Equity Incentive Plan Information

Securities authorized for issuance under equity incentive plans.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	7,290,795	$0.75	18,252,462

Total	7,290,795		18,252,462

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To the Company’s knowledge, based solely on a review of the copies of these reports furnished to it and written representations that no other reports were required, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during its fiscal year ended September 30, 2007. Notwithstanding, the foregoing, Messrs. Arikian and Sitilides have filed a Form 5 including information previously required to be filed in a Form 4.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this amendment to annual report on Form 10-K/A:

Exhibit Number	Description

3.1	Amended Certificate of Incorporation of the Company (1)

3.2	Amended Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III (3)

10.5	Biovest International, Inc. 2000 Stock Option Plan (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement dated April 24, 2003 with George Constantin (10)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to the Company (6)

10.12	Promissory Note in principal amount of $15,000,000 payable to the Company (6)

10.13	Promissory Note to Othon Mourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors
Othon Mourkakos (6)
David DeFouw, PhD (6)
George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (10)

10.37	Employment Agreement with Dr. Stephane Allard (10)

10.38	Employment Agreement with James McNulty, CPA (10)

10.39	Employment Agreement with James Wachholz (10)

10.40	Employment Agreement with Richard Sakowicz (10)

10.41	Employment Agreement with Samuel Duffey, Esq. (10)

10.42	Employment Agreement with Julian Casciano (10)

10.43	Press release dated March 25, 2004 (11)

10.44	Certificate of Incorporation of Biovax, Inc.(11)

10.45	Bylaws of Biovax, Inc. (“Biovax”) (11)

10.46	Charter for Audit Committee (11)

10.47	Insider Trading Policy (11)

10.48	Delegation of Authority Policy (11)

10.49	Financial Consulting Agreement with Andreas Zigouras (11)

10.50	Common Stock Warrant to Andreas Zigouras (11)

10.51	Release of Claim & Settlement Agreement (Warburton) (12)

10.52	IND Transfer Letter Dated April 27, 2004 (13)
10.53	Second Amendment to Investment Agreement (14)

10.54	Biologic Products Commercialization Agreement (14)

10.55	Line of Credit Promissory Note (14)

10.56	General Security Agreement (14)

10.57	Masters Service Agreement With PPDI (15)

10.58	Project Addendum PPDI (15)

10.59	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)

10.60	Agreement regarding Conversion of Promissory Note with Christos Soras (16)

10.61	Agreement regarding Conversion of Promissory Note with Con. & Mary Soras (16)

10.62	Agreement regarding Conversion of Promissory Note with Dillon (16)

10.63	Agreement regarding Conversion of Promissory Note with Kit Ching Wong (16)

10.64	Agreement regarding Conversion of Promissory Note with Konstantinidis (16)

10.65	Agreement regarding Conversion of Promissory Note with Korahais (16)

10.66	Agreement regarding Conversion of Promissory Note with Kyriakides (16)

10.67	Agreement regarding Conversion of Promissory Note with Lignos (16)

10.68	Agreement regarding Conversion of Promissory Note with Logan (16)

10.69	Agreement regarding Conversion of Promissory Note with Mourkakos (16)

10.70	Agreement regarding Conversion of Promissory Note with Pappas (16)

10.71	Agreement regarding Conversion of Promissory Note with Pensa (16)

10.72	Agreement regarding Conversion of Promissory Note with Prakash (16)

10.73	Agreement regarding Conversion of Promissory Note with Tsakopoulos (16)

10.74	Clarification Agreement (16)

10.75	Investment Banking Engagement Agreement (16)

10.76	Modification of Gunn Allen Engagement Agreement (16)

10.77	Termination Compensation Agreement between the Company and Dr. Stephane Allard (17)

10.78	Employment Agreement between the Company and Carl Cohen, Ph.D. (17)

10.79	Engagement Agreement dated January 7, 2006 between the Company and Investor Relations Group, Inc. (17)

10.80	Warrant dated January 7, 2006 from the Company to Investor Relations Group, Inc. (17)

10.81	Settlement Agreement dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.82	Promissory Note dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.83	Release from Dr. Robert Pfeffer to the Company (17)

10.84	Release from the Company to Dr. Robert Pfeffer (17)

10.85	Incentive Stock Option Grant dated February 10, 2006 from the Company to Carl Cohen, Ph.D. (17)

10.86	Incentive Stock Option Grant dated February 10, 2006 from the Company to James McNulty, CPA (17)

10.87	Incentive Stock Option Grant dated February 10, 2006 from the Company to Samuel Duffey, Esq. (17)

10.88	Incentive Stock Option Grant dated February 10, 2006 from the Company to Steven Arikian, M.D. (17)

10.89	Incentive Stock Option Grant dated February 10, 2006 from the Company to David Moser (17)

10.90	Incentive Stock Option Grant dated February 10, 2006 from the Company to Robert Weiss (17)

10.91	Incentive Stock Option Grant dated February 10, 2006 from the Company to Angelos Stergiou M.D (17)

10.92	Secured Promissory Note Dated December 1, 2005 from the Company to Accentia Biopharmaceuticals, Inc. (“Accentia”) (17)

10.93	Secured Promissory Note Dated December 31, 2005 from the Company to Accentia (17)

10.94	Note and Warrant Purchase Agreement, dated March 31, 2006, between the Company and Laurus Master Fund, Ltd. (“Laurus”) (18)

10.95	Secured Promissory Note, dated March 31, 2006, issued by the Company to Laurus (18)

10.96	Common Stock Purchase Warrant, dated March 31, 2006, issued by the Company to Laurus (18)

10.97	Restricted Account Agreement, dated March 31, 2006, among the Company, Laurus, and North Fork Bank (18)

10.98	Restricted Account Letter Agreement, dated March 31, 2006, the Company and Laurus (18)

10.99	Registration Rights Agreement, dated March 31, 2006, between the Company and Laurus (18)

10.100	Master Security Agreement, dated March 31, 2006, among Laurus, the Company, and Biovax (18)

10.101	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (18)

10.102	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus (18)

10.103	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto (19)

10.104	Demand Note, dated April 21, 2006, issued by the Company to Laurus (19)

10.105	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia (19)

10.106	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, the Company and Accentia. (19)

10.107	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”) (19)

10.108	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender (19)

10.109	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (19)

10.110	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and the Company (19)

10.111	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), the Company and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (19)

10.112	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between the Company and Accentia (19)

10.113	Put Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.114	Purchase Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.115	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Telesis CDE (19)

10.116	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (19)

10.117	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (19)

10.118	Asset Purchase Agreement dated April 18, 2006 between the Company and Biovax (19)

10.119	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and the Company (19)

10.120	Indemnification Agreement, dated as of April 25, 2006, from the Company to Dennis Ryll (19)

10.121	Indemnification Agreement, dated as of April 25, 2006, from the Company to Steven Stogel (19)

10.122	Indemnification Agreement, dated as of April 25, 2006, from the Company to Donald Ferguson (19)

10.123	Indemnification Agreement, dated as of April 25, 2006, from the Company to Ronald Osman (19)

10.124	Indemnification Agreement, dated as of April 25, 2006, from the Company to Francis O’Donnell (19)

10.125	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Ronald Osman (20)

10.126	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Dennis Ryll (20)

10.127	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Steven Stogel (20)

10.128	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Donald Ferguson (20)

10.129	Press Release dated May 11, 2006 Announcing Fast Track Status for BiovaxID (20)

10.130	Press Release dated May 16, 2006 Announcing FDA Approval of Surrogate Endpoint for BiovaxID Clinical Trial (20)

10.131	Amendment and Consent to Release dated August 2, 2006 (21)

10.132	AutovaxID, Inc. (“AutovaxID”) Certificate of Incorporation Filed August 7, 2006 (22)

10.133	Promissory Note dated September 5, 2006, between the Company and Pulaski Bank and Trust Company (“Pulaski”) (23)

10.134	Common Stock Purchase Warrant, dated September 5, 2006, issued by the Company to Pulaski (23)

10.135	Letter Terminating CRADA from the Company to National Cancer Institute dated September 25, 2006 (24)

10.136	Registration Rights Agreement, dated September 29, 2006, among the Company and the Purchasers identified therein (25)

10.137	Royalty Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.138	Termination Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.139	Biolender Purchase Agreement, dated October 31, 2006, between the Company and Accentia (27)

10.140	Consent, dated October 31, 2006, among the Company, Biolender, AutovaxID and Laurus (27)

10.141	License and Asset Purchase Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.142	License Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.143	Secured Promissory Note, dated as of December 8, 2006, made by the Company for the benefit of Accentia (26)

10.144	Loan and Security Agreement, dated as of December 8, 2006, between Leverage Fund and Biolender II, LLC (“Biolender II”) (26)

10.145	Promissory Note, dated December 8, 2006, issued by AutovaxID Investment LLC (“Leverage Fund”) to Biolender (26)

10.146	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the CDE (26)

10.147	QLICI Loan Agreement, dated as of December 8, 2006, by and among AutovaxID, the CDE and Biovest (26)

10.148	Subordination Agreement, dated as of December 8, 2006, by and among Laurus, St. Louis New Markets Tax Credit Fund-II, LLC (“CDE”), US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and the Company (26)

10.149	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (26)

10.150	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (26)

10.151	Guaranty, dated December 8, 2006, made by Hopkins Capital Group II, LLC, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the CDE (26)

10.152	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (26)

10.153	Put Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.154	Purchase Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.155	Indemnification Agreement, dated as of December 8, 2006, from the Company to Dennis Ryll (26)

10.156	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Stogel (26)

10.157	Indemnification Agreement, dated as of December 8, 2006, from the Company to Donald Ferguson (26)

10.158	Indemnification Agreement, dated as of December 8, 2006, from the Company to Ronald Osman (26)

10.159	Indemnification Agreement, dated as of December 8, 2006, from the Company to Francis O’Donnell (26)

10.160	Indemnification Agreement, dated as of December 8, 2006, from the Company to Alan Pearce (26)

10.161	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Arikian (26)

10.162	Subscription Agreement, dated December 8, 2006, between the Company and SLDC (26)

10.163	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Dennis Ryll (26)

10.164	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Stogel (26)

10.165	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Donald Ferguson (26)

10.166	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Ronald Osman (26)

10.167	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Hopkins Capital Group II, LLC (26)

10.168	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Alan Pearce (26)

10.169	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Arikian (26)

10.170	Promissory Note dated January 16, 2007, between the Company and Pulaski Bank and Trust Company (27)

10.171	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Donald L. Ferguson (27)

10.172	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.173	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Ronald E. Osman (27)

10.174	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Alan M. Pearce (27)

10.175	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Dennis L. Ryll (27)

10.176	Indemnification Agreement, dated January 11, 2007, issued by the Company to Donald L. Ferguson (27)

10.177	Indemnification Agreement, dated January 11, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.178	Indemnification Agreement, dated January 11, 2007, issued by the Company to Ronald E. Osman (27)

10.179	Indemnification Agreement, dated January 11, 2007, issued by the Company to Alan M. Pearce (27)

10.180	Indemnification Agreement, dated January 11, 2007, issued by the Company to Dennis L. Ryll (27)

10.181	Promissory Note dated March 22, 2007, between the Company and Pulaski Bank and Trust Company (28)

10.182	Common Stock Warrant from the Company to Pulaski dated March 22, 2007 (28)

10.183	Common Stock Warrant from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.184	Indemnity Agreement from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.185	Letter-Agreement between the Company and Laurus Master Fund, Ltd. Effective as of April 17, 2007 (29)

10.186	Agreement between American Defense International, Inc. and the Company dated February 8, 2007.(30)

10.187	Promissory Note between the Company and Pulaski Bank and Trust Company dated April 22, 2007 (30)

10.188	Distribution Agreement dated June 8, 2007 between AutovaxID, Inc. and VWR International, Inc. (31)

10.189	Promissory Note dated June 26, 2007, between the Company and Southwest Bank Creve Couer Financial Center of St. Louis, MO (32)

10.190	Common Stock Purchase Warrant, dated June 26, 2007, issued by Biovest to Alan M. Pearce (32)

10.191	Indemnity Agreement dated June 26, 2007 between Biovest and Alan M. Pearce (32)

10.192	Amended March 22, 2007 Promissory Note with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) and the Company dated April 22, 2007 (33)

10.193	Second Amended March 22, 2007 Promissory Note with Pulaski and the Company dated May 21, 2007 (33)

10.194	Third Amended March 22, 2007 Promissory Note with Pulaski and the Company dated July 21, 2007 (33)

10.195	Amended January 16, 2007 Promissory Note with Pulaski and the Company dated July 5, 2007 (33)

10.196	Subordinated Promissory Note with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.197	Subordinated Note Purchase Agreement with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.198	Unsecured Promissory Note with Francis E. O’Donnell, Jr. and the Company dated September 11, 2007 (39)

10.199	Unsecured Promissory Note with Ronald E. Osman and the Company dated September 11, 2007 (39)

10.200	Common Stock Purchase Warrant, dated September 11, 2007, issued by the Company to Ronald E. Osman (39)

10.201	Unsecured Promissory Note with Dennis L. Ryll and the Company dated October 1, 2007 (39)

10.202	Common Stock Purchase Warrant, dated October 1, 2007 issued by the Company to Dennis L. Ryll (39)

10.203	Promissory Note dated October 5, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.204	Unsecured Promissory Note dated October 12, 2007, between the Company and Ronald E. Osman (34)

10.205	Common Stock Purchase Warrant, dated October 12, 2007, issued by the Company to Ronald E. Osman (34)

10.206	Promissory Note dated October 21, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.207	Note Purchase Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp (35)

10.208	Note Purchase Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.209	Royalty Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp. (35)

10.210	Royalty Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.211	Secured Promissory Note dated October 30, 2007 between the Company and Valens Offshore SPV II, Corp. (35)

10.212	Secured Promissory Note dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC (35)

10.213	Master Security Agreement dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (35)

10.214	Amendment dated as of October 31, 2007 between the Company and Laurus Master Fund, Ltd. (35)

10.215	Note Purchase Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.216	Note Purchase Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC (36)

10.217	Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.218	Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (36)

10.219	Secured Promissory Note dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (36)

10.220	Secured Promissory Note dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC (36)

10.221	Master Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.222	Intellectual Property Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.223	Guaranty dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (36)

10.224	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (39)

10.225	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (39)

10.226	Side Letter dated December 10, 2007, between the Company, Laurus, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (39)

10.227	Amendment Letter dated December 17, 2007, between the Company and Dennis L. Ryll (39)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2004
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated January 13, 2004.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2003, which was filed on February 19, 2004.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, which was filed on May 24, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, which was filed on August 23, 2004.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2004.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, which was filed on January 13, 2006. Signed originals of these written statements required by Section 906 have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2005, which was filed on February 21, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 6, 2006.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, which was filed on May 22, 2006.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 8, 2006.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, which was filed on August 21, 2006.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2006.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2006.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2006.
(27)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, which was filed on December 29, 2006.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2007.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2007.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 19, 2007.
(31)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended March 31, 2007 which was filed on May 15, 2007.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 13, 2007.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2007.
(34)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended June 30, 2007 which was filed on August 14, 2007.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2007.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 18, 2007.
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 2, 2007.
(38)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 11, 2007.
(39)	Incorporated by reference to the Company’s Current Report on Form 10-K dated December 28, 2007.

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

Current Report on Form 8-K dated January 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.

By:	/s/ Steven Arikian, M.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: January 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/s/ Steven Arikian	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	January 28, 2008
Steven Arikian, M.D.

By:	/s/ Alan M. Pearce	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2008
Alan M. Pearce

By:	/s/ Francis E. O’Donnell, Jr.	Vice-Chairman, Director	January 28, 2008
Francis E. O’Donnell, Jr., M.D.

By:	/s/ Christopher C. Chapman	Director	January 28, 2008
Christopher C. Chapman, M.D.

By:	/s/ Raphael J. Mannino	Director	January 28, 2008
Raphael J. Mannino, Ph.D.

By:	/s/ Peter J. Pappas, Sr.	Director	January 28, 2008
Peter J. Pappas, Sr.

By:	/s/ Jeffrey A. Scott	Director	January 28, 2008
Jeffrey A. Scott, M.D.

By:	/s/ Robert D. Weiss	Director	January 28, 2008
Robert D. Weiss

By:	/s/ John Sitilides	Director	January 28, 2008
John Sitilides

By:	/s/ Ronald E. Osman	Director	January 28, 2008
Ronald E. Osman, Esquire