Form 10-Q
period 2007-12-31
BIOVEST INTERNATIONAL INC
filed 2008-02-14
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, there were 95,729,729 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. DESCRIPTION OF BUSINESS” of our Form 10-K for the fiscal year ended September 30, 2007 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash	$235,000	$124,000
Restricted cash	3,226,000	—
Accounts receivable, net of $10,000 allowance for doubtful accounts at December 31, 2007 and September 30, 2007	467,000	340,000
Costs and estimated earnings in excess of billings on uncompleted contracts	78,000	57,000
Inventories	610,000	732,000
Prepaid expenses and other current assets	970,000	256,000

Total current assets	5,586,000	1,509,000
Property and equipment, net	1,132,000	1,288,000
Patents and trademarks, net	342,000	349,000
Deferred financing costs	357,000	—
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	391,000	689,000

	$9,939,000	$5,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$10,989,000	$2,400,000
Current maturities of long-term debt	1,901,000	2,932,000
Accounts payable (including $1.7 million and $1.5 million due to affiliate at December 31, 2007, and September 30, 2007 respectively)	3,646,000	4,920,000
Customer deposits	318,000	638,000
Royalty liability	11,000	492,000
Accrued liabilities	1,417,000	1,812,000
Billings in excess of costs and estimated earnings on uncompleted contracts	102,000	75,000
Notes payable, related party	11,492,000	10,954,000

Total current liabilities	29,876,000	24,223,000
Long term debt, less current maturities	6,009,000	4,820,000
Royalty liability, less current portion	4,727,000	4,604,000
Derivative liabilities	1,087,000	566,000

Total liabilities	41,699,000	34,213,000

Non-controlling interests in variable interest entities (Notes 13 and 14)	4,843,000	4,928,000

Commitments and contingencies (Note 15)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 95,729,729 and 95,638,820 issued and outstanding at December 31, 2007 and September 30, 2007, respectively	957,000	956,000
Additional paid-in capital	62,802,000	62,497,000
Accumulated deficit	(100,362,000)	(96,628,000)

Total stockholders’ deficit	(36,603,000)	(33,175,000)

	$9,939,000	$5,966,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2007	2006
Revenue:
Products	$757,000	$799,000
Services	502,000	528,000

Total revenue	1,259,000	1,327,000

Operating costs and expenses:
Cost of revenue:
Products	432,000	399,000
Services	251,000	367,000
Research and development expense	889,000	2,934,000
General and administrative expense	948,000	1,272,000
Impairment of investment in consolidated subsidiary (Note 9)	—	3,775,000
Loss on restructuring of related party royalty agreement (Note 9)	—	6,637,000

Total operating costs and expenses	2,520,000	15,384,000

Loss from operations	(1,261,000)	(14,057,000)

Other income (expense):
Interest expense, net	(783,000)	(2,035,000)
Loss on extinguishment of debt (Note 7)	(1,445,000)	—
Loss from termination of related party anti-dilution agreement (Note 9)	—	(6,637,000)
Gain/(Loss) on derivative liabilities	(522,000)	14,000
Related party financing cost (Note 9)	—	(1,232,000)
Other income/(expense), net	178,000	(3,000)

	(2,572,000)	(9,893,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes	$(3,833,000)	$(23,950,000)
Non-controlling interest in losses from variable interest entities	99,000	—

Net loss	$(3,734,000)	$(23,950,000)

Loss per common share:
Basic and diluted	$(0.04)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	95,692,180	87,451,254

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2007

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at September 30, 2007	95,638,820	$956,000	$62,497,000	$(96,628,000)	$(33,175,000)
Stock issued for payment of accrued expenses	90,909	1,000	99,000	—	100,000
Warrants issued with financing transactions	—	—	206,000	—	206,000
Net loss	—	—	—	(3,734,000)	(3,734,000)

Balances at December 31, 2007	95,729,729	$957,000	$62,802,000	$(100,362,000)	$(36,603,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,734,000)	$(23,950,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	147,000	89,000
Amortization	7,000	8,000
Employee share-based compensation	—	457,000
Impairment of investment in consolidated subsidiary	—	3,775,000
Termination of related party royalty agreement	—	6,637,000
Related party financing fee	—	1,231,000
Termination of related party anti-dilution agreement	—	6,637,000
Loss on extinguishment of debt	1,445,000	—
Amortization of discount on notes payable	237,000	136,000
Amortization of deferred loan costs	69,000	100,000
Gain on disposal of property and equipment	(8,000)	—
Gain on settlement of accrued expenses	(214,000)	—
Warrants issued for guarantees of financing	—	1,389,000
Non-controlling interest in loss of variable interest entities	(99,000)	—
(Gain)/Loss on derivative liability	522,000	(14,000)
Changes in cash resulting from changes in:
Operating assets	(443,000)	(553,000)
Operating liabilities	(1,648,000)	(1,000)

Net cash flows from operating activities	(3,719,000)	(4,059,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(56,000)
Proceeds from sale of property and equipment	17,000	—
Deposit of restricted cash	(3,326,000)	—
Release of restricted cash	100,000	2,551,000

Net cash flows from investing activities	(3,209,000)	2,495,000

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,300,000)	(2,495,000)
Advances from related party	706,000	4,015,000
Proceeds from long term debt	9,045,000	29,000
Proceeds from sale of stock	—	268,000
Proceeds from exercise of stock options	—	2,000
Payment of deferred financing costs	(426,000)	(796,000)
Proceeds from non-controlling-interest in variable interest entities	14,000	2,400,000

Net cash flows from financing activities	7,039,000	3,423,000

Net change in cash	111,000	1,859,000
Cash at beginning of period	124,000	460,000

Cash at end of period	$235,000	$2,319,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrant (discount on note payable)	206,000	—
Issuance of stock to purchase minority interest in consolidated subsidiary	—	6,000,000
Stock issued for payment of accrued expenses	100,000	—
Cash paid for interest during period:	$1,391,000	$247,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

1. Description of the company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focusing primarily on the development of BiovaxID™, a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. The Company produces this vaccine by extracting some of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. The Company is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL.

The Company also has developed an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of its BiovaxID vaccine. The Company believes that this instrument will facilitate its commercial production of BiovaxID, if approved. Further, the Company has formed a wholly-owned subsidiary, AutovaxID, Inc., and has leased space in St. Louis, Missouri to conduct the business which will commercially market this automated instrument.

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

The Company’s business consists of three primary business segments: development of its therapeutic anti-cancer vaccine, BiovaxID™ for follicular NHL; assembly and sale of instruments and consumables; and commercial production of cell culture products and services.

As of December 31, 2007, the Company is a 76% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

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

Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

2. Significant accounting policies (continued):

Principles of Consolidation:

The condensed consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”).

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Note 14).

All significant inter-company balances and transactions have been eliminated.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

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

Recent accounting pronouncements:

In September 2005, the FASB issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning October 1, 2008, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities has been deferred until the fiscal year beginning October 1, 2009. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

2. Significant accounting policies (continued):

The FASB has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN48 is not expected to result in a charge to the Company’s accumulated deficit or the Company’s financial position.

3. Liquidity and management plans:

During the three months ended December 31, 2007, the Company incurred a net loss of $3.7 million, of which approximately $1.4 million was a non-cash loss resulting from the modification of terms to the Company’s $7.8 million note issued to Laurus Master Fund, Ltd. (“Laurus”), the Company’s senior lender. At December 31, 2007, the Company had an accumulated deficit of approximately $100.4 million and working capital deficit of approximately $24.3 million. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2007, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures: Under the Company’s current regulatory strategy, the Company is performing an interim analysis of the available clinical trial data prior to the completion of patient enrollment as provided in the clinical trial protocol. The Company plans to seek accelerated and conditional approvals of BiovaxID with the FDA and its European counterpart, the EMEA, respectively, for the indication of follicular NHL based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of follicular NHL. Pending the outcome of this application for accelerated and conditional approval, the Company has curtailed some of its ongoing clinical trial activities which had the effect of decreasing clinical trial expenses compared to that for prior periods. This type of approval would require the Company to complete the ongoing Phase 3 study either in its current constellation or as a different post-approval study protocol as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses are anticipated to return to the levels experienced in periods prior to the application for conditional approval until the clinical trial is completed. The Company’s ability to timely access required financing will continue to be essential to support the ongoing Phase 3 clinical trial. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing clinical trial and commercialization efforts.

The Company began producing minimal revenues from the sale of AutovaxID instruments in March 2007. On June 8, 2007 the Company entered into a Non-Exclusive Distribution Agreement with VWR to market and to distribute the AutovaxID instrument in North America. VWR commenced its marketing activities in September 2007 which to date has largely focused on introducing the AutovaxID to prospective customers and conducting product demonstrations. Through December 2007, worldwide sales of AutovaxID have totaled seven units, representing $0.25 million, along with associated consumables.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

3. Liquidity and management plans (continued):

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, whereby the Company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales (Note 8).

Issuance of common shares:

On November 7, 2007, the Company issued 91,000 shares of its common stock in satisfaction of certain past due and future legal fees in the approximate amount of $100,000.

On February 5, 2008, the Company issued 164,000 shares of its common stock in satisfaction of certain past due legal fees in the approximate amount of $180,000.

Advances to the Company by Accentia:

During three months ended December 31, 2007, the balance of the intercompany amounts due to Accentia increased by approximately $0.4 million as a result of non-cash items consisting primarily of accrued interest and allocation of resources shared by the Company and Accentia. At December 31, 2007, the Company loan balance owed to Accentia was approximately $11.2 million which is evidenced by three secured promissory demand notes which accrue interest at the prime rate. While investments and loans from Accentia have been a primary source of financing for the Company since 2003, the Company has been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to the Company.

Notes payable:

On October 30, 2007, the Company completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of the Company’s biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009.

On October 31, 2007, the Company entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2009. As consideration for this forbearance, the Company is required to pay $1.8 million to Laurus on March 31, 2009.

On December 10, 2007, the Company closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net commercial sales of the Company’s biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released for the Company’s use based upon an agreed schedule. The net proceeds will be used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for the Company’s anti-cancer vaccine, BiovaxID, and for general working capital.

Notes payable, related parties:

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% and is payable October 11, 2008. The note can be prepaid at any time without penalty and is subordinated to the Company’s outstanding loan to Laurus. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

3. Liquidity and management plans (continued):

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations and meet obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. Three customers accounted for 70% of revenues for the three months ended December 31, 2007, and 65% of trade accounts receivable as of December 31, 2007. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 55% of revenues for the three months ended December 31, 2007, compared to 43% for the same period in fiscal 2007. For the three months ended December 31, 2007, sales to customers in the United Kingdom and Canada accounted for 33% and 21% of total revenue respectively, while they accounted for 21% and 16% for the three months ended December 31, 2007 and 2006, respectively.

5. Inventories:

Inventories consist of the following:

	December 31, 2007 (Unaudited)	September 30, 2007
Finished goods	142,000	$206,000
Work-in-process	150,000	311,000
Raw materials	318,000	215,000

	$610,000	$732,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

6. Notes payable:

From September 2006 through September 2007, the Company issued several promissory notes to various financial institutions and private individuals to finance its operations. These financings are summarized as follows:

•

$1,000,000 unsecured, subordinated note payable to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) bearing interest at prime less 0.5% due December 31, 2007.[1] The note is guaranteed by entities, officers and other individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors whereby the Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

•

$750,000 unsecured, subordinated note payable to Pulaski bearing interest at prime less 0.5% due December 31, 2007.[1] The note is guaranteed by entities, officers and other individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company has entered into Indemnification Agreements with each of the guarantors whereby the Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

•

$200,000 unsecured, subordinated note payable to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”) bearing interest at prime plus 1.0% due December 26, 2008. The note can be prepaid by the Company at any time without penalty and requires monthly payments of interest only. The note is guaranteed by an officer of the Company. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

•

$300,000 non-interest bearing, unsecured, subordinated note payable to a private third-party to the Company due September 9, 2008. Under the provisions of this note the Company is obligated to issue $0.3 million in shares of the Company’s common stock to the note holder on September 9, 2008. For purposes of calculating the number of shares to be issued, the stock will be valued at the lower of $1.10 per share or a discount of fifteen percent to the volume-weighted average trading price of the Company’s common shares for the 60 days prior to maturity. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

[1]	The Company and Pulaski have extended the maturity date of these two notes to June 30, 2008. On February 14, 2008, the Company paid $750,000 to Pulaski resulting in the current aggregate principal balance of $1,050,000. This transaction is described in more detail in Note 16 (Subsequent Events) herein.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

6. Notes payable (continued):

On December 10, 2007, the Company completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus, pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net commercial sales of the Company’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, with a minimum interest rate of 11% and are payable in a single payment of principal and accrued interest on June 5, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Proceeds of the notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released to the Company based upon an agreed schedule. These notes also contain a default put option whereby upon an event of default the Company would be required to pay to the Valens Funds a default payment of 130% of the outstanding principal, interest and fees due. The Company has concluded that this feature constitutes a derivative liability that requires accounting recognition at fair value. The Company has utilized a probability-based, discounted cash flow approach to value the put (Note 11).

7. Long-term debt:

On October 30, 2007, the Company completed a financing transaction with the Valens Funds. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of the Company’s biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009.

Long-term debt consists of the following:

	December 31, 2007 (unaudited)	September 30, 2007
Laurus Master Fund, $7,799,000 face value, prime rate plus 2% (9.25% at December 31, 2007) amortizing note payable due in monthly payments through March 31, 2009[1,2]	$7,223,000	$7,122,000

Valens Offshore SPV II, Corp, $255,000 face value, prime rate plus 2% (9.25% at December 31, 2007) note payable, due March 31, 2009[1]	255,000	—

Valens U.S. SPV I, LLC, $245,000 face value, prime rate plus 2% (9.25% at December 31, 2007) note payable, due March 31, 2009[1]	245,000	—

Notes payable, interest at 10%; due May 2008; convertible into common stock at $1.00 per share	47,000	47,000

Other	99,000	103,000
Accrued interest, long-term debt	41,000	480,000

	7,910,000	7,752,000
Less current maturities	(1,901,000)	(2,932,000)

	$6,009,000	$4,820,000

[1]	This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The note also contains certain restrictive covenants.
[2]

Pursuant to the terms of this secured promissory note, the Company was required to make certain principal and interest payments commencing in August 2007. The Company did not commence making such payments when originally due and reached an understanding that such payments would not commence while the Company sought additional financing. This understanding was formalized in an amendment to the note dated October 31, 2007. In addition to formalizing and continuing Laurus’ forbearance, the amendment, rescheduled future payments due from the Company to Laurus under the Note. Under the amendment, past due and ongoing principal payments on the Note were deferred until January 1, 2008, when adjusted monthly principal payments of $0.3 million were to commence. As consideration for the forbearance the Company will pay to Laurus an additional $1.8 million upon maturity of the note, March 31, 2009.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

7. Long-term debt (continued):

Future maturities of long-term debt are as follows:

Years ending December 31,
2008	$1,969,000
2009	6,394,000

Total maturities	8,363,000
Less unamortized discount	(453,000)

$7,910,000

Amendment to Laurus Loan:

On October 31, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan will continue to accrue at prime plus 2.0% and will be due monthly beginning January, 2008. As consideration for the forbearance the Company will pay to Laurus an additional $1.8 million upon the maturity of the note, March 31, 2009.

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. The Company incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2007.

8. Royalty liability:

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million. On December 10, 2007 the Company paid $0.5 million of the minimum royalty. Future payments are due quarterly with the balance of the royalty (if any), less actual royalties paid, being due on May 31, 2012.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

8. Royalty liability (continued):

Expected future royalty payments are as follows:

Years ending December 31,
2008	$11,000
2009	153,000
2010	295,000
2011	424,000
2012	6,617,000

7,500,000
Less unamortized discount	(2,762,000)

$4,738,000

9. Related Party Transactions:

Notes payable, related party:

Notes payable, related party includes amounts advanced under three secured promissory demand notes issued to Accentia Biopharmaceuticals, Inc., bearing interest at the prime rate. As of December 31, 2007, the total balance owed to Accentia under these notes was approximately $11.2 million. Related party interest expense of $0.2 million and $0.1 million was incurred for the three months ended December 31, 2007 and 2006, respectively. These notes are secured by all assets of the Company and are subordinate to the Company’s outstanding loans to Laurus and the Valens Funds.

On September 11, 2007, the Company issued two unsecured promissory notes to two directors of the Company in the amount of $0.2 million. These loans bear interest at prime plus 2.0% (9.25% at December 31, 2007) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The Company issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of December 31, 2007 is $145,000. The remaining discount of $55,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of approximately $17,000 was incurred on these notes during the quarter ended December 31, 2007.

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,000. This loan bears interest at prime plus 2.0% (9.25% at December 31, 2007) and is payable May 31, 2008. This note is subordinated to the Company’s outstanding loan to Laurus and the Valens Funds. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. In accordance with APB 14 : “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of December 31, 2007 is $46,000. Interest expense of approximately $6,000 was incurred on this note during the quarter ended December 31, 2007.

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% (9.25% at December 31, 2007) and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of December 31, 2007 is $128,000. Interest expense of approximately $34,000 was incurred on this note during the quarter ended December 31, 2007.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

9. Related Party Transactions (continued):

Modification and termination of agreements:

In December 2006, the Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II in the New Market Tax Credit Transaction (Note 13). This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime rate and $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the December 31, 2007 balance in Notes payable, related party. On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products should Accentia’s ownership percentage in the Company drop below 50%. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from the biologic products less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products[3]. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the quarters ended December 31, 2007 and 2006. A charge to the Company of $4.8 million was recorded in operating expense and is included in “loss on restructuring of related party royalty agreement” in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2006.

•

The Company and Accentia entered into a Termination Agreement under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003, with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, Biovest issued to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of the termination agreement. A charge to the Company of $4.8 million was recorded in Other Expense as a cost of terminating the agreement, and is included in “loss from termination of related party anti-dilution agreement” in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2006.

•

The Company and Accentia entered into a Purchase Agreement whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Accentia and the Company to participate in the Company’s New Market Tax Credit enhanced financing that closed in April 2006. In consideration of the purchase of this interest in Biolender, the Company agreed to issue to Accentia 10 million new shares of the Company’s common stock, representing the negotiated value of the purchased interest. The Company accounted for the acquisition of this majority interest in Biolender at Accentia’s $6.0 million historical cost due to the common control ownership of Accentia and the Company. The Company immediately impaired the investment in Biolender LLC and recognized a $3.8 million charge to operating expense, and is included in “impairment of investment in consolidated subsidiary” in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2006.

[3]	Calculation of this royalty was subsequently clarified in an agreement dated February 5, 2008. This clarification is described herein in Note 16 “Subsequent Events”.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

9. Related Party Transactions (continued):

Modification and termination of agreements (continued):

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus, under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share with a total fair value of approximately $9.4 million. The warrant expires in October 2012. The Company was allocated $8.8 million of the total $9.4 million expenses incurred by Accentia based on the relative fair value of the transactions. The $8.8 million fair value allocated to the Company has been recorded as a capital contribution in the Company’s consolidated financial statements during the three months ended December 31, 2007. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its intercompany loan with Biovest to a total of $9.6 million in order to facilitate the New Market Tax Credit financing transaction (Note 13). This allocation has been recorded as a financing fee in the condensed consolidated statement of operations for the three months ended December 31, 2007. The $8.8 million charge was allocated as follows in the statement of operations:

• Impairment of investment in Biolender LLC	$3,775,000
• Loss on restructuring of related party royalty agreement	1,887,000
• Related party financing fee	1,232,000
• Loss from termination of related party anti-dilution agreement	1,887,000

$8,781,000

10. Stock based compensation:

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of the Company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options outstanding and exercisable as of December 31, 2007 are as follows:

	Shares	Weighted Average Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2007	8,747,538	$0.74
Granted	20,000	0.50
Exercised	—	—
Cancelled	(766,183)	0.65

Outstanding at December 31, 2007	8,001,355	$0.74	6.85	$—

Exercisable at December 31, 2007	6,653,127	$0.76	6.57	$—

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

10. Stock based compensation (continued):

Non-vested employee stock options:

Non-vested Shares	Shares	Weighted Avg Grant-Date Fair Value
Non-vested at September, 30, 2007	1,456,743	$0.42
Granted	20,000	0.50
Vested	(111,113)	0.75
Cancelled	(17,402)	0.62

Non-vested at December 31, 2007	1,348,228	$0.39

Stock Warrants:

Warrants	Shares	Weighted Average Price
Outstanding at September 30, 2007	21,693,701	$0.43
Issued	2,752,369	1.10
Exercised	—	—
Cancelled	(50,000)	1.25

Outstanding at December 31, 2007	24,396,070	0.50

Exercisable at December 31, 2007	23,196,070	$0.46

11. Derivative liabilities:

Derivative liabilities consist of the following at fair value:

	December 31, 2007	September 30, 2007
Biovax Investment, LLC investor put option (Note 13)	$100,000	$98,000
AutovaxID Investment, LLC investor put option (Note 13)	62,000	60,000
Default put on Laurus and Valens notes (Note 6)	925,000	408,000

	$1,087,000	$566,000

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

12. Segment information (continued):

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months Ended December 31,
	2007	2006
Revenues
Instruments and Disposables	757,000	799,000
Cell Culture Services	502,000	528,000

Total Revenues	1,259,000	1,327,000

Cost of Sales
Instruments and Disposables	432,000	399,000
Cell Culture Services	251,000	367,000

Total Cost of Sales	683,000	766,000

Gross Margin ($)	576,000	561,000
Gross Margin (%)	46%	42%

13. New Market Tax Credit Transactions:

April 2006 NMTC Transaction

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

On March 31, 2006 in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

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

•

In connection with the NMTC financing, the Company and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the December 31, 2007 and September 30, 2007 consolidated balance sheets is approximately $100,000 and $98,000 respectively.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. New Market Tax Credit Transactions (continued):

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, payable upon demand of Accentia. Biovest paid to Accentia $1.1 million upon the closing of the Transaction. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying December 31, 2007 and September 30, 2007 consolidated balance sheets.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. New Market Tax Credit Transactions (continued):

December 2006 NMTC Transaction (continued)

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. New Market Tax Credit Transactions (continued):

December 2006 NMTC Transaction (continued)

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. New Market Tax Credit Transactions (continued):

December 2006 NMTC Transaction (continued)

•

In connection with the NMTC financing, the Company and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. The Company has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in the derivative liabilities in the December 31, 2007 and September 30, 2007 consolidated balance sheets is approximately $62,000 and $61,000 respectively.

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

14. Variable Interest Entities:

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

14. Variable Interest Entities (continued):

Accounting for the NMTC financing arrangement (continued):

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Senior beneficial interest	Senior beneficial interest
	Guaranty Agreement	Guarantee Agreement
Indemnification Agreement
Put (VIE Equity)
Call (VIE Equity)

Biovax Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.	VIE Equity (0.01%)

Telesis CDE, Corp		VIE Equity (0.01%)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Senior beneficial interest	Senior beneficial interest
	Guaranty Agreement	Guarantee Agreement
Indemnification Agreement
Put (VIE Equity)
Call (VIE Equity)

AutovaxID Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation		VIE Equity (0.01%)

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

Assets of $20.1 million and liabilities of $15.3 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangements above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s December 31, 2007 consolidated balance sheet as non-controlling interests in variable interest entities.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

14. Variable Interest Entities (continued):

Accounting for the NMTC financing arrangement (continued):

The Company’s non-controlling interest in losses from variable interest entities on it consolidated statement of operations for the months ended December 31, 2007 consists of the following:

Variable Interest Entity	Net (Income)/Loss
Biovax Investment LLC	$113,000
Telesis CDE Two, LLC	(17,000)
AutovaxID Investment, LLC	114,000
St. Louis NMTC Fund II, LLC	(111,000)

$99,000

15. Commitments and contingencies:

Legal proceedings:

As of December 31, 2007, the Company had no material legal proceedings.

From time to time, the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance. The Company is not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on our business, assets, or results of operations.

Facility leases:

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

In April 2005, the Company amended the current lease in Worcester, Massachusetts whereby the Company increased the leased space from approximately 14,000 square feet to approximately 17,000 square feet, and included a provision for $0.1million of leasehold improvement allowance to be paid by the lessor. In 2005, the Company extended the term of the Worcester lease through February 28, 2010.

In connection with the New Market Tax Credit transaction (Note 13) on December 8, 2006, the Company entered into a lease for a 24,000 square foot facility in St. Louis, Missouri, for the sole purpose of assembling and distributing the AutovaxID instrument. The lease, which has a base term of approximately 3 years, calls for base rent payments of approximately $0.1 million annually, and provides a $12,000 allowance for tenant improvements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

15. Commitments and contingencies (continued):

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of December 31, 2007.

Guarantee Indemnifications:

Under the terms of the January and March Pulaski notes payable, several board members and affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. The maximum amount to be issued by the Company in this regard is 20,045,455 shares of unregistered common stock.

Under the terms of the Southwest Bank note payable issued June 26, 2007, an officer of the Company issued a personal guarantee. The Company agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest Bank by agreeing to reimburse the guarantor for any liabilities incurred associated with enforcement of the guarantee.

Royalty agreements:

Pursuant to the royalty agreement dated October 31, 2006, as amended, the Company is required to pay to Accentia a 19.5% royalty on net sales from biologics products.

On April 17, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty having been paid on December 10, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

On October 30, 2007 and December 10, 2007, the Company completed financing transactions with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to these transactions, the Valens Funds were granted an aggregate 9% royalty interest in the worldwide net commercial sales of the Company’s biologic products.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

15. Commitments and contingencies (continued):

Stanford University agreement

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

Distribution agreement

On June 1, 2007, the Company entered into a non-exclusive distribution agreement with VWR, to distribute the AutovaxID automated cell culture device in North America. Under the terms of this agreement, the Company is obligated to pay to VWR 25% of net sales revenue generated from the sales and marketing efforts of VWR on AutovaxID cell culture systems and disposable cultureware used in conjunction with the AutovaxID system. The initial term of this agreement is for 24 months and can be terminated at any time by either party upon 90 days’ prior written notice.

16. Subsequent Events:

Sublicense agreement

On January 16, 2008, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune, LLC (“Revimmune”) under which the Company was granted the exclusive worldwide rights to Revimmune™, a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

Other material terms and conditions of the Sublicense Agreement are as follows:

•

The Company is obligated to pay to Revimmune a royalty of 6% on net sales, and in the event of a sublicense by the Company, to pay 20% of sublicense consideration received. The Company did not pay an upfront fee in connection with the Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, the Company is required to issue to Revimmune vested warrants to purchase 2,000,000 shares of the Company’s common stock. Each such warrant which will be granted at the approval of each successive Sublicensed Product will have an exercise price of $1.10 per share or, at the discretion of Company, at a price equal to the fair market value of the Company’s common stock on the date of the grant of such warrant.

•

The Company assumed certain obligations under Revimmune’s license with Johns Hopkins University related to the sublicensed technology, including the payment of all royalty obligations due Johns Hopkins University for the sublicensed products which includes a 4% royalty on licensed products and services and a 20% royalty on sublicense consideration.

•	The Company will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the sublicensed products.

•	Revimmune, LLC is affiliated with Dr. Frank O’Donnell who is a director of the Company.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 2007 AND 2006

(UNAUDITED)

16. Subsequent Events (continued):

Effective as of January 31, 2008, the Company entered into amendments of the Company’s existing royalty agreements dated December 10, 2007 and October 29, 2007, on sales of the Company’s biologic products including BiovaxID, with the Valens Funds to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

Effective as of February 1, 2008, the Company entered into an amendment to its existing lease for its Worcester, Massachusetts facilities whereby the Company surrendered a portion of those leased premises and the rent and common area expenses associated with the lease were decreased proportionately.

On February 5, 2008, the Company and Accentia entered into an amendment to the existing royalty agreement dated October 31, 2006, on sales of the Company’s biologic products, including BiovaxID, to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

On February 5, 2008, the Company granted an option to Accentia (the “Conversion Option”) permitting Accentia, in its discretion, to convert part or all of the principal and interest due to Accentia under the inter-company debt owed by the Company at the date of conversion into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of for certain recapitalizations or in the event of the sale of the Company’s stock at prices below the Conversion Price. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

The Company and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007, in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, the Company reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski. Pulaski and the Company are in the process of restating the notes to reflect the current aggregate principal amount of $1,050,000 and the current maturity date of June 30,2008. The notes continue to be unsecured obligations of the Company and continue to be guaranteed by certain affiliates of the Company and its parent. The Company has agreed to issue to the guarantors, as additional consideration for the continuation of the guarantees, warrants to purchase an aggregate total of 1,862,460 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”) and expiring on February 13, 2013. The guarantors have piggy-back registration rights for the shares underlying the Warrants. In addition, the Company has agreed to issue to Pulaski 400,000 shares of the Company’s common stock in full payment of renewal/extension fees due to Pulaski in connection with these Notes.

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

We account for stock-based compensation based on the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

In selecting the appropriate technique(s) to measure the fair values of our derivative financial instruments, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

We are reporting our royalty liability and derivative liabilities at fair value on the accompanying consolidated balance sheets as of December 31, 2007 and September 30, 2007.

Results of Operations

Revenues. Total revenues for the three months ended December 31, 2007 were $1.3 million, which is comparable to revenues for the three months ended December 31, 2006. Both sales from our instrumentation and contract manufacturing segments were similar year over year.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended December 31, 2007 increased from 42% to 46% compared to the same period in fiscal 2007. We manufacture cell culture products for both commercial and academic customers. Our shift toward servicing our commercial customers at a higher margin contributed to this increase.

Operating Expenses. Research and development expenses decreased by $2.0 million or 70% for the three months ended December 31, 2007 compared to the same period in fiscal 2007. As we are conducting an interim analysis of the available trial data and may seek conditional approval with the FDA and EMEA as discussed below, coupled with the limited financing available to us, we focused on reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. General and administrative expenses also decreased $0.3 million for the three months ended December 31, 2007. This decrease results from the cancellation of a discretionary bonus accrued for full time employees as well as a decrease in the use professional fees associated with pursuing various financing alternatives for the Company.

As discussed in Note 9 to the condensed consolidated financial statements, $3.8 million was charged as an operating expense related to Laurus’ consent to our purchase of Accentia’s interest in Biolender, and $6.6 million was charged as an operating expense in connection with the restructuring of our royalty agreement with Accentia for the three months ended December 31, 2006.

Other Income (Expense). Other expense for the three months ended December 31, 2007, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank, interest on our unsecured promissory note to Southwest Bank, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the three months ended December 31, 2007 and 2006 was $0.8 million and $2.0 million respectively. In the three months ended December 31, 2006, interest expense of $1.4 million was recognized as the result of issuing warrants to purchase approximately 2.6 million shares of our common stock to guarantors of the New Markets Tax Credit transaction closed December 2006 more thoroughly discussed in note 13 to our consolidated financial statements. This one-time charge accounts for the decrease in interest expense year over year. As discussed in Note 7 to the financial statements, other expense for the current fiscal year includes a $1.4 million loss incurred upon extinguishment of debt with Laurus. The three months ended December 31, 2006, contain a $6.6 million loss incurred upon termination of an anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining a consent from one of Accentia’s lenders to permit additional advances to us by Accentia. These transactions are discussed further in Note 9 to the financial statements. In addition, other expense for the first three months of fiscal 2007 and 2006 includes a $522,000 loss and $14,000 gain on derivative liabilities respectively. The current year’s loss is attributable to a default put feature on our notes payable to Laurus and the Valens Funds whereby, upon declaration of default, we would be required to make additional payments over and above the outstanding principal and interest due on the note. Management concluded that this feature constitutes a derivative liability and utilized a probability-based, discounted cash flow approach to record the put at fair value as of December 31, 2007.

Non-Controlling interest in earnings from variable interest entities. Other income also includes a $99,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax credit transactions discussed in Notes 13 and 14 of the consolidated financial statements.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the three months ended December 31, 2007 resulting in a net operating cash flow deficit of $3.7 million. At December 31, 2007, we had an accumulated deficit of approximately $100.4 million and working capital deficit of approximately $24.3 million. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, upon the completion of the interim analysis of our ongoing clinical trial, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. From 2003 until March 2007, Accentia had been a primary source of financing for us; however, we have been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to us. Accordingly, our ability to continue present operations and to continue our ongoing clinical trial is dependent upon our ability to obtain significant external funding from sources other than Accentia, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our trials and our efforts to commercialize both BiovaxID and AutovaxID.

On October 12, 2007, we issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% and is payable October 11, 2008. We issued warrants to purchase 2,727,270 shares of our common stock at $1.10 per share in conjunction with this transaction.

On October 30, 2007, we completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of our biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009.

On October 31, 2007, we entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, we are required to pay $1.8 million to Laurus on March 31, 2009.

On December 10, 2007, we closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net commercial sales of our biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released for our use based upon an agreed schedule. The net proceeds will be used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for our anti-cancer vaccine, BiovaxID, and for general working capital.

Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

New Market Tax Credit Transactions:

April 2006 New Market Tax Credit Transaction

On April 25, 2006, through our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006 in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). At December 31, 2007, $7,676,000 remains due on this note. Monthly amortizing payments of $267,000 plus accrued interest are to commence on June 1, 2008 with a lump sum payment of $5,000,000 due upon maturity, March 31, 2009.

Biovax Investment, LLC (the “Fund”) was established in contemplation of Transaction I. U.S. Bancorp invested $3.6 million for a 99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of our common stock near the maturity date.

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

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid us $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we are required to treat the advance as unrestricted and non-segregated funds provided that we use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, our subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Biovax, Inc., our wholly owned subsidiary, is contractually required to maintain certain covenants to avoid tax credit recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the Company’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

In connection with the NMTC financing, we entered into a put option with US Bancorp, wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. We have concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, we, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the December 31, 2007 consolidated balance sheet is approximately $100,000.

•

The Company, our subsidiaries and certain related parties have entered into a guarantee arrangement with Telesis CDE II, Inc. for the debt service of Biovax. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. We issued warrants to purchase 1.0 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

December 2006 New Market Tax Credit Transaction:

On December 8, 2006, through our wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. We shall pay principal and interest as follows: (a) $1.1 million was paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by us upon demand by Accentia.

In contemplation of Transaction II, AutovaxID Investment, LLC was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in the Leverage Fund. Additionally, we entered into a Loan and Security Agreement with the Leverage Fund pursuant to which we made a loan to the Leverage Fund in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from the Leverage Fund to Biolender II, LLC (the “Leverage Note”), our 100% owned subsidiary. The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by the Leverage Fund from U.S. Bancorp and Biolender II, LLC were used to make a contemporaneous 99.99% equity investment in St. Louis New Market Tax Credit Fund II, LLC. The $8.0 million investment by the Leverage Fund to St. Louis New Market Tax Credit Fund II, LLC constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of the Leverage Fund’s interest in St. Louis New Market Tax Credit Fund II, LLC has been pledged to Biolender II as collateral for the Leverage Loan.

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

Other salient terms and conditions of Transaction II are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid us $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we are required to treat the advance as unrestricted and non-segregated funds provided that the Company uses the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits. The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by us.

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. The Company, our subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by us. AutovaxID, Inc., our wholly owned subsidiary, is contractually required to maintain certain covenants to avoid tax credit recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within our control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, we entered into a put option with US Bancorp, wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $120,000. We have concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, we, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the December 31, 2007 consolidated balance sheet is approximately $62,000.

•

The Company, our subsidiaries and certain related parties have entered into a guarantee arrangement with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. We issued warrants to purchase 2.6 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

Notes Payable:

From September 2006 through September 2007, we issued several promissory notes to various financial institutions and private individuals to finance our operations. The following notes remain outstanding as of December 31, 2007 and are summarized as follows:

•

$1,000,000 unsecured, subordinated note payable to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) bearing interest at prime less 0.5% due December 31, 2007.(1) The note is guaranteed by entities, officers and other individuals affiliated with us or Accentia. We have entered into Indemnification Agreements with each of the guarantors whereby we agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

•

$750,000 unsecured, subordinated note payable to Pulaski bearing interest at prime less 0.5% due December 31, 2007.(1) The note is guaranteed by entities, officers and other individuals affiliated us or Accentia. We have entered into Indemnification Agreements with each of the guarantors whereby we agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

•

$200,000 unsecured, subordinated note payable to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”) bearing interest at prime plus 1.0% due December 26, 2008. The note can be prepaid by us at any time without penalty and requires monthly payments of interest only. The note is guaranteed by one of our officers. We have entered into an Indemnification Agreement with the guarantor whereby we have agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

•

$300,000 non-interest bearing, unsecured, subordinated note payable to a private third-party from us due September 9, 2008. Under the provisions of this note, we are obligated to issue $0.3 million in shares of the Company’s common stock to the note holder on September 9, 2008. For purposes of calculating the number of shares to be issued, the stock will be valued at the lower of $1.10 per share or a discount of fifteen percent to the volume-weighted average trading price of our common shares for the 60 days prior to maturity. We used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

Subsequent Events:

Sublicense agreement

On January 16, 2008, we entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune, LLC (“Revimmune”) under which we were granted the exclusive worldwide rights to Revimmune™, a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

Other material terms and conditions of the Sublicense Agreement are as follows:

•

We are obligated to pay to Revimmune a royalty of 6% on net sales, and in the event of a sublicense by us, to pay 20% of sublicense consideration received. We did not pay an upfront fee in connection with the Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, we are required to issue to Revimmune vested warrants to purchase 2,000,000 shares of our common stock. Each such warrant which will be granted at the approval of each successive Sublicensed Product will have an exercise price of $1.10 per share or, at our the discretion, at a price equal to the fair market value of our common stock on the date of the grant of such warrant.

•

We assumed certain obligations under Revimmune’s license with Johns Hopkins University related to the sublicensed technology, including the payment of all royalty obligations due Johns Hopkins University for the sublicensed products which includes a 4% royalty on licensed products and services and a 20% royalty on sublicense consideration.

•	We will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the sublicensed products.

•	Revimmune, LLC is affiliated with Dr. Frank O’Donnell who is one of our directors.

(1)	The Company and Pulaski have extended the maturity date of these two notes to June 30, 2008. On February 14, 2008, we paid $750,000 to Pulaski resulting in the current aggregate principal balance of $1,050,000. This transaction is described in more detail in Note 16 (Subsequent Events) herein.

Effective as of January 31, 2008, we entered into amendments to our existing royalty agreements dated December 10, 2007 and October 29, 2007, on sales of our biologic products including BiovaxID, with the Valens Funds to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

Effective as of February 1, 2008, we entered into an amendment to its existing lease for its Worcester, Massachusetts facilities whereby we surrendered a portion of those leased premises and the rent and common area expenses associated with the lease were decreased proportionately.

On February 5, 2008, we entered into an amendment with Accentia to our existing royalty agreement dated October 31, 2006 on sales of our biologic products, including BiovaxID, to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

On February 5, 2008, we granted an option to Accentia (the “Conversion Option”) permitting Accentia, in its discretion, to convert part or all of the principal and interest due to Accentia under the inter-company debt owed by us at the date of conversion into shares of our common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of for certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. We granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

The Company and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007, in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, we reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski. Pulaski and the Company are in the process of restating the notes to reflect the current aggregate principal amount of $1,050,000 and the current maturity date of June 30, 2008. The notes continue to be our unsecured obligations and continue to be guaranteed by certain affiliates of the Company and its parent. We have agreed to issue to the guarantors, as additional consideration for the continuation of the guarantees, warrants to purchase an aggregate total of 1,862,460 shares of our common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”) and expiring on February 13, 2013. The guarantors have piggy-back registration rights for the shares underlying the Warrants. In addition, we have agreed to issue to Pulaski 400,000 shares of our common stock in full payment of renewal/extension fees due to Pulaski in connection with these Notes.

Fluctuations in Operating Results:

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt:

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These dilutive securities are described in footnotes to our Consolidated Financial Statements for the fiscal year ended September 30, 2007, which were filed as part of our 10-K. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of certain Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of certain Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Pursuant to the New Market Tax Credit Financing, Accentia sold back 10 million shares of our common stock, and further declined to exercise of its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through September 30, 2006. On October 31, 2006, Accentia agreed to terminate its anti-dilution (First Right of Refusal) agreement with us in exchange for 5.0 million shares of common stock. On February 5, 2008, we granted to Accentia the right, at Accentia’s sole discretion, to convert all or any part of the balance due pursuant to the intercompany debt into common stock at a conversion price equal to $1.10 per share.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, and for the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of December 31, 2007, and for the period covered by this report, to ensure that information required to be disclosed in the reports that Biovest files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal control over financial reporting or in other factors in the first three months of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 31, 2007, we had no material legal proceedings.

From time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance. We are not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on our business, assets, or results of operations.

ITEM 1A.	RISK FACTORS

See “Operating Capital and Capital Expenditure Requirements” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, the risk factors set forth in our annual report on Form 10-K for the year ending September 30, 2007 and Note 3 Additional expected financing activity to the Notes to Condensed Consolidated Financial Statements which are incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On November 7, 2007, the Company entered into an understanding with Ellenoff Grossman & Schole, LLP (“Ellenoff”), whereby the Company agreed to issue to Ellenoff and Ellenoff agreed to accept a total of 90,909 shares of the Company’s common stock in full payment of outstanding invoices and for future services.

On February 5, 2008, the Company entered into an understanding with Nixon Peabody, LLP, Biovest’s former counsel, whereby Biovest agreed to issue to Nixon Peabody and Nixon Peabody agreed to accept a total of 164,000 shares of the Company’s common stock in full payment of outstanding invoices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the first quarter of the fiscal year ending September 30, 2008. On October 4, 2007, we submitted the question of approval of the Biovest 2006 Equity Incentive Plan (the “Biovest 2006 Plan”) to Accentia, in its role as the majority shareholder of Biovest. Accentia took shareholder action to ratify the adoption of the Biovest 2006 Plan, which action was communicated to our remaining shareholders by the filing with SEC and timely delivery to our stockholders of an Information Statement.

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

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 14, 2008	/s/ Steven R. Arikian
Steven R. Arikian, M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: February 14, 2008	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)