Form 10-Q
period 2008-03-31
BIOVEST INTERNATIONAL INC
filed 2008-05-16
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of issuer as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

324 S. Hyde Park Ave, Suite 350, Tampa, FL 33606

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 30, 2008, there were 96,305,038 shares of the registrant’s Common Stock outstanding.

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

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash	$569,000	$124,000
Restricted cash	479,000	—
Accounts receivable, net of $10,000 allowance for doubtful accounts at March 31, 2008 and September 30, 2007	684,000	340,000
Costs and estimated earnings in excess of billings on uncompleted contracts	117,000	57,000
Inventories	563,000	732,000
Prepaid expenses and other current assets	601,000	256,000

Total current assets	3,013,000	1,509,000
Property and equipment, net	975,000	1,288,000
Patents and trademarks, net	334,000	349,000
Deferred financing costs	154,000	—
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	295,000	689,000

	$6,902,000	$5,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$10,338,000	$2,400,000
Current maturities of long-term debt	7,907,000	2,932,000
Accounts payable (including $1.6 million and $1.5 million due to affiliate at March 31, 2008, and September 30, 2007 respectively)	2,864,000	4,920,000
Customer deposits	247,000	638,000
Royalty liability	35,000	492,000
Accrued liabilities	1,495,000	1,812,000
Billings in excess of costs and estimated earnings on uncompleted contracts	12,000	75,000
Notes payable, related party	7,459,000	10,954,000

Total current liabilities	30,357,000	24,223,000
Long term debt, less current maturities	87,000	4,820,000
Royalty liability, less current portion	4,834,000	4,604,000
Derivative liabilities	1,117,000	566,000

Total liabilities	36,395,000	34,213,000

Non-controlling interests in variable interest entities (Notes 13 and 14)	4,715,000	4,928,000

Commitments and contingencies (Notes 3 and 15)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 96,305,038 and 95,638,820 issued and outstanding at March 31, 2008 and September 30, 2007, respectively	963,000	956,000
Additional paid-in capital	69,590,000	62,497,000
Accumulated deficit	(104,761,000)	(96,628,000)

Total stockholders’ deficit	(34,208,000)	(33,175,000)

	$6,902,000	$5,966,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue:
Products	$821,000	$677,000	$1,578,000	$1,475,000
Services	735,000	875,000	1,237,000	1,404,000

Total revenue	1,556,000	1,552,000	2,815,000	2,879,000

Operating costs and expenses:
Cost of revenue:
Products	500,000	456,000	932,000	855,000
Services	308,000	395,000	559,000	763,000
Research and development expense	1,214,000	3,131,000	2,103,000	6,065,000
General and administrative expense	1,530,000	1,889,000	2,478,000	3,160,000
Impairment of investment in consolidated subsidiary (Note 9)	—	—	—	3,775,000
Loss on restructuring of related party royalty agreement (Note 9)	—	—	—	6,637,000

Total operating costs and expenses	3,552,000	5,871,000	6,072,000	21,255,000

Loss from operations	(1,996,000)	(4,319,000)	(3,257,000)	(18,376,000)

Other income (expense):
Interest expense, net	(2,182,000)	(1,556,000)	(2,965,000)	(3,591,000)
Loss on extinguishment of debt (Note 6)	(384,000)	—	(1,829,000)	—
Loss from termination of related party anti-dilution agreement (Note 9)	—	—	—	(6,637,000)
Gain/(Loss) on derivative liabilities	(30,000)	(73,000)	(552,000)	(59,000)
Related party financing cost (Note 9)	—	—	—	(1,232,000)
Other income/(expense), net	84,000	20,000	262,000	17,000

	(2,512,000)	(1,609,000)	(5,084,000)	(11,502,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes	(4,508,000)	(5,928,000)	$(8,341,000)	$(29,878,000)
Non-controlling interest in losses from variable interest entities	109,000	478,000	208,000	478,000

Net loss	(4,399,000)	(5,450,000)	$(8,133,000)	$(29,400,000)

Loss per common share:
Basic and diluted	$(0.05)	$(0.06)	$(0.08)	$(0.32)

Weighted average shares outstanding:
Basic and diluted	95,804,737	94,469,400	95,748,151	90,921,766

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2008

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at September 30, 2007	95,638,820	$956,000	$62,497,000	$(96,628,000)	$(33,175,000)
Stock issued for payment of accrued expenses	266,218	3,000	347,000	—	350,000
Stock issued with financing transactions	400,000	4,000	436,000	—	440,000
Warrants issued with financing transactions	—	—	206,000	—	206,000
Warrants issued to guarantee debt	—	—	796,000	—	796,000
Gain on modification of related party notes			4,854,000		4,854,000
Employee share-based compensation	—	—	454,000	—	454,000
Net loss	—	—	—	(8,133,000)	(8,133,000)

Balances at March 31, 2008	96,305,038	$963,000	$69,590,000	$(104,761,000)	$(34,208,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,133,000)	$(29,400,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	293,000	181,000
Amortization	14,000	15,000
Employee share-based compensation	454,000	912,000
Impairment of investment in consolidated subsidiary	—	3,775,000
Termination of related party royalty agreement	—	6,637,000
Related party financing fee	—	1,232,000
Termination of related party anti-dilution agreement	—	6,637,000
Loss on extinguishment of debt	1,829,000	—
Amortization of discount on notes payable	575,000	472,000
Amortization of deferred loan costs	272,000	137,000
Gain on disposal of property and equipment	(12,000)	—
Gain on settlement of accrued expenses	(214,000)	—
Warrants issued for guarantees of financing	796,000	2,030,000
Non-controlling interest in loss of variable interest entities	(208,000)	(478,000)
Loss on derivative liability	552,000	59,000
Changes in cash resulting from changes in:
Operating assets	(185,000)	(901,000)
Operating liabilities	(1,822,000)	1,418,000

Net cash flows from operating activities	(5,789,000)	(7,274,000)

Cash flows from investing activities:
Purchase of property and equipment	(9,000)	(94,000)
Proceeds from sale of property and equipment	41,000	—
Deposit of restricted cash	(3,343,000)	—
Release of restricted cash	2,863,000	2,551,000

Net cash flows from investing activities	(448,000)	2,457,000

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(3,004,000)	(2,622,000)
Advances from related party	1,067,000	4,466,000
Proceeds from long term debt	9,045,000	2,105,000
Proceeds from sale of stock	—	268,000
Proceeds from exercise of stock options	—	9,000
Payment of deferred financing costs	(426,000)	(242,000)
Non-controlling-interest in variable interest entities	—	2,400,000

Net cash flows from financing activities	6,682,000	6,384,000

Net change in cash	445,000	1,567,000
Cash at beginning of period	124,000	460,000

Cash at end of period	$569,000	$2,027,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements

	Six Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrant (discount on note payable)	206,000	—
Issuance of stock to purchase minority interest in consolidated subsidiary	—	6,000,000
Stock issued for accrued bonuses	—	392,000
Stock issued with financing transactions	440,000	—
Stock issued for payment of accrued expenses	350,000	—
Cash paid for interest during period:	$1,456,000	$274,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

1. Description of the company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focusing primarily on the development of BiovaxID®, a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. The Company produces this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. The Company is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that the Company conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the FDA and worldwide regulatory authorities. Discussions are planned with FDA as to accelerated approval process and the pathway to commercialization of BiovaxID.

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

The Company’s business consists of three primary business segments: development of its therapeutic anti-cancer vaccine, BiovaxID for follicular NHL; assembly and sale of instruments and consumables; and commercial production of cell culture products and services.

As of March 31, 2008, the Company is a 76% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

2. Significant accounting policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements.

Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies (continued):

Principles of Consolidation:

The condensed consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”).

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the Company, Biolender LLC, Biolender II LLC, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Note 14).

All significant inter-company balances and transactions have been eliminated.

Loss per common share

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options, warrants, or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all potential common shares outstanding is anti-dilutive.

The common stock equivalents and common shares indexed to convertible debt securities that are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive are as follows:

	March 31, 2008	March 31, 2007
Options and warrants to purchase common stock	34,038,955	30,404,617
Convertible debt instruments	10,616,006	—

	44,654,961	30,404,617

Recent accounting pronouncements:

In September 2005, the the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning October 1, 2008, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities has been deferred until the fiscal year beginning October 1, 2009. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies (continued):

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 . FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This will require a reclassification of non-controlling interests in variable interest entities on the Company’s consolidated balance sheet to equity and the elimination of non-controlling interest in losses from variable interest entities on the Company’s consolidated statement of operations once adopted for the Company’s fiscal year beginning October 1, 2009. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

3. Liquidity and management plans:

During the six months ended March 31, 2008, the Company incurred a net loss of $8.1 million, of which approximately $2.4 million were non-cash losses resulting from the modification of various provisions of the Company’s debt with Laurus Master Fund, Ltd. (“Laurus”), and Pulaski Bank and Trust Company (“Pulaski”), as well as losses on derivative liabilities. At March 31, 2008, the Company had an accumulated deficit of approximately $104.8 million and working capital deficit of approximately $27.3 million. Approximately $9.7 million of the Company’s notes payable are due by June 30, 2008 (see Note 6). The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2007, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

Regulatory strategy and commercialization expenditures:

Under the Company’s current regulatory strategy, the Company has performed an interim analysis of the available clinical trial data prior to the completion of patient enrollment as provided in the clinical trial protocol. Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial, the Company has applied to the FDA to allow unblinding of this interim data for presentation to FDA. The Company plans to seek accelerated and conditional approvals of BiovaxID with the FDA and its European counterpart, the EMEA, respectively, for the indication of follicular NHL based on the pre-clinical and clinical Phase 2 and ongoing Phase 3 data supporting its highly favorable risk-benefit profile, driven in large part by its exemplary safety record, and evidence of efficacy to date in the treatment of follicular NHL. Pending the outcome of this application for accelerated and conditional approval, the Company has curtailed some of its ongoing clinical trial activities which had the effect of decreasing clinical trial expenses compared to that for prior periods. This type of approval would require the Company to complete the ongoing Phase 3 study either in its current configuration or as a different post-approval study protocol as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses are anticipated to return to similar to those levels experienced in periods prior to the application for conditional approval until the clinical trial is completed. The Company’s ability to timely access required financing will continue to be essential to support the ongoing Phase 3 clinical trial activities, and any substantial delay in obtaining required funds will have a material adverse effect on the ongoing Phase 3 clinical trial activities and related commercialization efforts.

The Company began producing limited revenues from the sale of AutovaxID instrumentation in March 2007. On June 8, 2007, the Company entered into a Non-Exclusive Distribution Agreement with VWR International, Inc. (“VWR”) to market and to distribute the AutovaxID instrument in North America. VWR commenced its marketing activities in September 2007, which to date has largely focused on introducing the AutovaxID to prospective customers and conducting product demonstrations. On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, whereby the Company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales (Note 8).

Issuance of Common Shares:

On February 5, and February 22, 2008, the Company issued 175,000 shares of its common stock in satisfaction of certain past due legal fees in the approximate amount of $190,000.

Advances to the Company by Accentia:

During three months ended March 31, 2008, the balance of the intercompany amounts due to Accentia increased by approximately $0.5 million as a result of non-cash items consisting primarily of accrued interest and allocation of resources shared by the Company and Accentia. At March 31, 2008, the Company’s loan balance owed to Accentia was approximately $11.7 million which is evidenced by three secured promissory demand notes which accrue interest at the prime rate. On February 5, 2008, the terms of these notes were modified to allow Accentia the option to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price (Note 9). The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

3. Liquidity and management plans (continued):

Amendments to Pulaski Notes:

Effective as of December 31, 2007, the Company and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007, in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, the Company reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski, $700,000 of which was applied toward principal, with the remaining $50,000 to be applied against future interest payments as they become due. The notes continue to be unsecured obligations of the Company, and continue to be guaranteed by certain affiliates of the Company and its parent. The Company issued to the guarantors, as additional consideration for the continuation of the guarantees, five year warrants to purchase an aggregate total of 1,862,460 shares of our common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The guarantors have piggy-back registration rights for the shares underlying the Warrants. The Company continues to indemnify and hold harmless each guarantor should their guarantees be called by the Lender. In the event of default by the Company resulting in a payment to the Lender by the guarantors, the Company has agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On March 31, 2008, the Company issued 400,000 shares of its common stock to Pulaski in full payment of renewal/extension fees due to Pulaski in connection with these Notes.

Sublicense Agreement with related party:

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

Other material terms and conditions of the Sublicense Agreement are as follows:

•

The Company is obligated to pay to Revimmune a royalty of 6% on net sales, and in the event of a sublicense by the Company, to pay 20% of sublicense consideration received. The Company did not pay an upfront fee in connection with the Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, we are required to issue to Revimmune vested warrants to purchase 2,000,000 shares of our common stock. Each such warrant which will be granted at the approval of each successive Sublicensed Product will have an exercise price of $1.10 per share or, at the Company’s discretion, at a price equal to the fair market value of our common stock on the date of the grant of such warrant.

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

•

In the event of any petition in bankruptcy filed by or with respect to the Company, or any pledge or grant of a lien by the Company of the sublicensed rights, the Sublicense Agreement shall terminate and the Sublicensed Rights shall revert to Revimmune.

•	Revimmune is affiliated with Dr. Frank O’Donnell who is one of the Company’s directors.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

3. Liquidity and management plans (continued):

Amendments to Royalty Agreements:

On January 31, 2008, the Company entered into amendments to its existing royalty agreements dated December 10, 2007 and October 29, 2007, on sales of its biologic products, including BiovaxID, with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”) to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

On February 5, 2008, the Company entered into an amendment with Accentia modifying the existing royalty agreement dated October 31, 2006 on sales of biologic products, including BiovaxID, to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

Amendment to Lease Agreement:

Effective as of February 1, 2008, the Company entered into an amendment to its existing lease for its Worcester, Massachusetts facilities whereby the Company surrendered a portion of those leased premises and the rent and common area expenses associated with the lease were decreased proportionately.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations to advance its regulatory strategy relating to vaccine development is dependent upon the Company’s ability to obtain significant external funding in the short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. Three customers accounted for 55% of revenues for the six months ended March 31, 2008 whereas two customers accounted for 50% of revenues for the six months ended March 31, 2007. Three customers also accounted for 55% of trade accounts receivable as of March 31, 2008. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 45% of revenues for the six months ended March 31, 2008, compared to 37% for the same period in fiscal 2007. For the six months ended March 31, 2008 and 2007, sales to customers in the United Kingdom and Canada accounted for 41% and 34% of total revenue respectively.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

5. Inventories:

Inventories consist of the following:

	March 31, 2008 (Unaudited)	September 30, 2007
Finished goods	174,000	$206,000
Work-in-process	101,000	311,000
Raw materials	288,000	215,000

	$563,000	$732,000

6. Notes payable:

Notes payable consist of the following:

	March 31, 2008 (unaudited)	September 30, 2007
Pulaski Bank and Trust Company, $1,000,000 face value, prime rate (5.25% at March 31, 2008) note payable due June 30, 2008	$663,000	$1,076,000

Pulaski Bank and Trust Company, $750,000 face value, prime rate (5.25% at March 31, 2008) note payable, due June 30, 2008	497,000	808,000

Southwest Bank Creve Coeur Financial Center of St. Louis, MO, $200,000 face value, prime rate plus 1.0% (6.25% at March 31, 2008) note payable, due December 26, 2008	200,000	204,000

Valens Offshore SPV II, Corp, $3,600,000 face value, prime rate plus 2.0% with 11.0% minimum note payable due June 10, 2008	3,600,000	—

Valens U.S. SPV I, LLC, $4,900,000 face value, prime rate plus 2.0% with 11.0% minimum note payable due June 10, 2008	4,900,000	—

Note payable, $300,000 face value plus $300,000 in shares of the Company’s common stock due upon maturity, due September 9, 2008	441,000	312,000

Other	37,000	—

	$10,338,000	$2,400,000

Effective as of December 31, 2007, the Company and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007, in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, the Company reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski, $700,000 of which was applied toward principal, with the remaining $50,000 to be applied against future interest payments as they become due. The notes continue to be unsecured obligations of the Company, and continue to be guaranteed by certain affiliates of the Company and its parent. The Company issued to the guarantors, as additional consideration for the continuation of the guarantees, five year warrants to purchase, an aggregate total of 1,862,460 shares of our common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The guarantors have piggy-back registration rights for the shares underlying the Warrants. The Company continues to indemnify and hold harmless each guarantor should their guarantees be called by the Lender. In the event of default by the Company resulting in a payment to the Lender by the guarantors, the Company has agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On March 31, 2008, the Company issued 400,000 shares of its common stock to Pulaski in full payment of renewal/extension fees due in connection with these notes.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

6. Notes payable (continued):

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company determined that the modification of terms to the notes to Pulaski in addition to the issuance of 400,000 shares of common stock valued at $1.10 per share constituted a substantial modification of terms and thus treated the extension as an extinguishment of debt. The Company incurred a $384,000 loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2008.

On December 10, 2007, the Company completed a financing transaction with the Valens Funds, both of which are subsidiary companies of Laurus, pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8.5 million and entered into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net commercial sales of the Company’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, with a minimum interest rate of 11% and are payable in a single payment of principal and accrued interest on June 5, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Proceeds of the notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released to the Company based upon an agreed schedule. These notes also contains default put option where by upon an event of default the Company would be required to pay to the Valens Funds a default payment of 130% of the outstanding principal, interest and fees due. The Company has concluded that this feature constitutes a derivative liability that requires accounting recognition at fair value. The Company has utilized a probability-based, discounted cash flow approach to value the put (Note 11).

7. Long-term debt:

Long-term debt consists of the following:

	March 31, 2008 (unaudited)	September 30, 2007
Laurus Master Fund Ltd., $7,799,000 face value, prime rate plus 2% with 9.0% minimum (9.0% at March 31, 2008) amortizing note payable due in monthly payments through March 31, 2009[1]	$7,311,000	$7,122,000

Valens Offshore SPV II, Corp, $255,000 face value, prime rate plus 2% with 9.0% minimum (9.0% at March 31, 2008) note payable, due March 31, 2009[1]	255,000	—

Valens U.S. SPV I, LLC, $245,000 face value, prime rate plus 2% with 9.0% minimum (9.0% at March 31, 2008) note payable, due March 31, 2009[1]	245,000	—

Notes payable, interest at 10%; due upon demand; convertible into common stock at $1.00 per share	47,000	47,000

Other	95,000	103,000
Accrued interest, long-term debt	41,000	480,000

	7,994,000	7,752,000
Less current maturities	(7,907,000)	(2,932,000)

	$87,000	$4,820,000

[1]	This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets. The note also contains certain restrictive covenants.

Future maturities of long-term debt are as follows:

Years ending March 31,
2008	$8,272,000
2009	87,000

Total maturities	8,359,000
Less unamortized discount	(365,000)

$7,994,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

7. Long-term debt (continued):

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

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. The Company incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2008.

8. Royalty liability:

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million. On December 10, 2007, the Company paid $0.5 million of the minimum royalty. Future payments are due quarterly with the balance of the royalty (if any), less actual royalties paid, being due on May 31, 2012.

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

Expected future royalty payments are as follows:

Years ending March 31,
2008	$38,000
2009	188,000
2010	328,000
2011	456,000
2012	6,490,000

7,500,000
Less unamortized discount	(2,631,000)

$4,869,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Related Party Transactions:

Notes payable, related party:

Notes payable, related party includes amounts advanced under three secured promissory demand notes issued to Accentia bearing interest at the prime rate. As of March 31, 2008, the total balance owed to Accentia under these notes was approximately $11.7 million. These notes are secured by all assets of the Company and are subordinate to the Company’s outstanding loans to Laurus and the Valens Funds. On February 5, 2008, the terms of these notes were modified to allow Accentia the option to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price(1). The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. Management concluded that the modification added a substantive conversion option to these notes and thus applied debt extinguishment accounting to the transaction resulting in a $4.9 million gain on modification, recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet as of March 31, 2008. The new debt instrument was recorded at a discount to the carrying value of the notes prior to modification and will be amortized over a three year period. Related party interest expense of $0.6 million and $0.3 million was incurred for the six months ended March 31, 2008 and 2007 respectively.

On September 11, 2007, the Company issued two unsecured promissory notes to two directors of the Company in the amount of $0.2 million. These loans bear interest at prime plus 2.0% (7.25% at March 31, 2008) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The Company issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of March 31, 2008 is $155,000. The remaining discount of $45,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of approximately $38,000 was incurred on these notes during the six months ended March 31, 2008.

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,000. This loan bears interest at prime plus 2.0% (7.25% at March 31, 2008) and is payable May 31, 2008. This note is subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. In accordance with APB 14: “Accounting for

Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of March 31, 2008 is $46,000. Interest expense of approximately $8,000 was incurred on this note during the six months ended March 31, 2008.

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% (7.25% at March 31, 2008) and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of March 31, 2008 is $162,000. Interest expense of approximately $75,000 was incurred on this note during the six months ended March 31, 2008.

(1) On May 9, 2008, as a result of a transaction described in Note 16 herein (Subsequent Events), the Conversion Price was adjusted to $0.50 per share.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Related Party Transactions (continued):

Modification and termination of agreements:

In December 2006, the Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II, LLC (“Biolender II”) in the New Market Tax Credit Transaction. This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime rate and $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the March 31, 2008 balance in Notes payable, related party. On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products should Accentia’s ownership percentage in the Company drop below 50%. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from the biologic products less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the six months ended March 31, 2008 and 2007. A charge to the Company of $4.8 million was recorded in operating expense and is included in “loss on restructuring of related party royalty agreement” in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2007.

•

The Company and Accentia entered into a Termination Agreement under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003, with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, Biovest issued to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of the termination agreement. A charge to the Company of $4.8 million was recorded in Other Expense as a cost of terminating the agreement, and is included in “loss from termination of related party anti-dilution agreement” in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2007.

•

The Company and Accentia entered into a Purchase Agreement whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Accentia and the Company to participate in the Company’s New Market Tax Credit enhanced financing that closed in April 2006. In consideration of the purchase of this interest in Biolender, the Company agreed to issue to Accentia 10 million new shares of the Company’s common stock, representing the negotiated value of the purchased interest. The Company accounted for the acquisition of this majority interest in Biolender at Accentia’s $6.0 million historical cost due to the common control ownership of Accentia and the Company. The Company immediately impaired the investment in Biolender and recognized a $3.8 million charge to operating expense, and is included in “impairment of investment in consolidated subsidiary” in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2007.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Related Party Transactions (continued):

Modification and termination of agreements (continued):

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus, under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share with a total fair value of approximately $9.4 million. The warrant expires in October 2012. The Company was allocated $8.8 million of the total $9.4 million expenses incurred by Accentia based on the relative fair value of the transactions. The $8.8 million fair value allocated to the Company has been recorded as a capital contribution in the Company’s consolidated financial statements during the six months ended March 31, 2007. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its intercompany loan with Biovest to a total of $9.6 million in order to facilitate the NMTC financing transaction. This allocation has been recorded as a financing fee in the condensed consolidated statement of operations for the six months ended March 31, 2007. The $8.8 million charge was allocated as follows in the statement of operations:

• Impairment of investment in Biolender, LLC	$3,775,000
• Loss on restructuring of related party royalty agreement	1,887,000
• Related party financing fee	1,232,000
• Loss from termination of related party anti-dilution agreement	1,887,000

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

Common stock options outstanding and exercisable as of March 31, 2008, are as follows:

	Shares	Weighted Average Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2007	8,747,538	$0.74
Granted	35,000	0.50
Exercised	—	—
Cancelled	(1,002,113)	0.62

Outstanding at March 31, 2008	7,780,425	$0.75	6.91	$246,695

Exercisable at March 31, 2008	7,412,091	$0.76	6.83	$243,695

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

10. Stock based compensation (continued):

Non-vested employee stock options:

Non-vested Shares	Shares	Weighted Avg Grant-Date Fair Value
Non-vested at September, 30, 2007	1,456,743	$0.42
Granted	35,000	0.50
Vested	(1,106,007)	0.46
Cancelled	(17,402)	0.62

Non-vested at March 31, 2008	368,334	$0.30

Stock Warrants:

Warrants	Shares	Weighted Average Price
Outstanding at September 30, 2007	21,693,701	$0.43
Issued	4,614,829	1.10
Exercised	—	—
Cancelled	(50,000)	1.25

Outstanding at March 31, 2008	26,258,530	0.54

Exercisable at March 31, 2008	25,058,530	$0.51

11. Derivative liabilities:

Derivative liabilities consist of the following at fair value:

	March 31, 2008 (unaudited)	September 30, 2007
Biovax Investment, LLC investor put option	$103,000	$98,000
AutovaxID Investment, LLC investor put option	64,000	60,000
Default put on Laurus and Valens notes	950,000	408,000

	$1,117,000	$566,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

12. Segment information:

The Company operates in three identifiable industry segments. The Company’s Cell Culture products and services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment, which has generated no revenues to date, is focused on developing BiovaxID, as described earlier.

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended March 31,		Six Months ended March 31,
	2008	2007	2008	2007
Revenues
Instruments and Disposables	$821,000	$677,000	$1,578,000	$1,475,000
Cell Culture Services	735,000	875,000	1,237,000	1,404,000

Total Revenues	1,556,000	1,552,000	2,815,000	2,879,000

Cost of Sales
Instruments and Disposables	500,000	456,000	932,000	855,000
Cell Culture Services	308,000	395,000	559,000	763,000

Total Cost of Sales	808,000	851,000	1,491,000	1,618,000

Gross Margin ($)	$748,000	$701,000	$1,324,000	$1,261,000
Gross Margin (%)	48%	45%	47%	44%

13. New Market Tax Credit transactions:

April 2006 NMTC Transaction:

On April 25, 2006, the Company through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, Biovest and Biovest’s parent company, Accentia formed Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two officers of Accentia. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of the Company’s common stock near the maturity date.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to Biovest, to be used by Biovest to make principal payment on its outstanding demand notes to Accentia, and $1.3 million was paid to Biovest for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Furthermore, upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity (approximately $100,000) of both notes would be less than the $180,000 US Bancorp would receive upon exercise of their put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, the Company is required to treat the advance as unrestricted and non-segregated funds provided that the Company uses the funds to make all required lease payments. Finally, Biovax also hired all of the Company’s employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

•

The Company, Accentia and certain officers and directors of the Company and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. The Company has guaranteed 100% of the debt service while the officers and directors of the Company and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. The Company issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $108,000 paid directly by the Company and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which the Company has a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, payable upon demand of Accentia. Biovest paid to Accentia $1.1 million upon the closing of the Transaction. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying March 31, 2008 consolidated balance sheet.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

St. Louis New Market Tax Credit Fund II, LLC is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in the CDE. St. Louis New Market Tax Credit Fund II, LLC, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million Subordinated Promissory Note dated as of December 8, 2006 and described in more detail below.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

The Company and certain officers and directors of the Company and Accentia have entered into guarantee arrangements with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. The Company issued warrants to purchase 2.6 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

Various legal, accounting, and professional fees of $433,000 paid directly by the Company and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which the Company has a variable interest (St. Louis New Market Tax Credit Fund II, LLC and Leverage Fund) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II.

14. Variable Interest Entities:

Accounting for the NMTC financing arrangement:

On April 25, 2006 and on December 8, 2006, the Company closed two financing transactions that were structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of FIN46(R). FIN46(R) provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

The Company concluded that Biolender, Biovax Investment, LLC, Telesis CDE Two, LLC, Biolender II, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

14. Variable Interest Entities (continued):

Accounting for the NMTC financing arrangement (continued):

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biolender, LLC	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Controlling interest	Senior beneficial interest	Senior beneficial interest
	Primary beneficiary	Guaranty Agreement	Guarantee Agreement
Indemnification Agreement
Put (VIE Equity)
Call (VIE Equity)

Biovax Investment, LLC			VIE Equity (99.9%)

US Bancorp		VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.		VIE Equity (0.01%)

Telesis CDE, Corp			VIE Equity (0.01%)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interest Biolender II, LLC	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Controlling interest	Senior beneficial interest	Senior beneficial interest
	Primary beneficiary	Guaranty Agreement	Guarantee Agreement
Indemnification Agreement
Put (VIE Equity)
Call (VIE Equity)

AutovaxID Investment, LLC			VIE Equity (99.9%)

US Bancorp		VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation			VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of FIN46(R).

Assets of $20.3 million and liabilities of $15.6 million of the variable interest entities identified above, are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s March 31, 2008 consolidated balance sheet as non-controlling interests in variable interest entities.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

14. Variable Interest Entities (continued):

The Company’s non-controlling interest in losses from variable interest entities on it consolidated statement of operations for the six months ended March 31, 2008 consists of the following:

Variable Interest Entity	Net (Income)/Loss
Biolender, LLC	—
Biovax Investment, LLC	$224,000
Telesis CDE Two, LLC	(24,000)
Biolender II, LLC	—
AutovaxID Investment, LLC	219,000
St. Louis NMTC Fund II, LLC	(211,000)

$208,000

15. Commitments and Contingencies:

Legal proceedings:

As of March 31, 2008, the Company had no material legal proceedings.

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

Effective as of February 1, 2008, the Company entered into an amendment to its existing lease for its Worcester, Massachusetts facilities whereby the Company surrendered a portion of those leased premises and the rent and common area expenses associated with the lease were decreased proportionately. The leased space now approximates 14,000 square feet and calls for base rent payments of approximately $0.6 million annually. The lease term extends through February 28, 2010.

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

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of March 31, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

15. Commitments and contingencies (continued):

Guarantee Indemnifications:

Under the terms of the January and March, Pulaski notes payable, several board members and affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. The maximum amount to be issued by the Company in this regard is 20,045,455 shares of unregistered common stock.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

15. Commitments and contingencies (continued):

Sublicense agreement with related party:

On January 16, 2008, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune under which the Company was granted the exclusive worldwide rights to Revimmune™, a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

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

•

In the event of any petition in bankruptcy filed by or with respect to the Company, or any pledge or grant of a lien by the Company of the sublicensed rights, the Sublicense Agreement shall terminate and the Sublicensed Rights shall revert to Revimmune.

•	Revimmune is affiliated with Dr. Frank O’Donnell who is a director of the Company.

16.	Subsequent Events:

On April 8, 2008, the Company granted a common stock warrant to purchase 240,000 shares of the Company’s common stock at an exercise price of $1.10 per share (the “Warrant”) to an officer of the Company for his continuing guarantee of the Company’s note payable to Southwest in the principal amount of $200,000. The Warrant expires five years from the date of issuance and allows for piggy-back registration rights on the shares underlying the Warrant.

On May 9, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $1 million (the “Note”), bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to the Company of at least $15 million. The Note was fully funded on May 13, 2008. Interest only is payable monthly and may be paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the Note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the Note into common stock of the Company, at a conversion price equal to $0.50 per share. As part of this transaction the Company issued to the lender a Warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, the Company entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed Termsheet for a financing of specified magnitude or ii) maturity of the Note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1,000,000) upon the same terms as contained in the original Note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of this transaction, the Conversion Price applicable to certain other agreements of the Company was adjusted to equal the conversion/warrant exercise price set forth in this transaction (See Note 9, “ Related Party Transaction”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focusing primarily on the development of BiovaxID, a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. We are currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that we conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the FDA and worldwide regulatory authorities. Discussions are planned with FDA as to accelerated approval process and the pathway to commercialization of BiovaxID.

We also have developed an automated cell culture instrument, called AutovaxID, to reduce the manpower and production space requirements and costs associated with the production of our BiovaxID vaccine. We believe that this instrument will facilitate our commercial production of BiovaxID following approval. Further, we have formed a wholly-owned subsidiary, AutovaxID, Inc., and have leased space in St. Louis, Missouri to conduct the business which will commercially market this automated instrument.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 . FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This will require a reclassification of non-controlling interests in variable interest entities on the Company’s consolidated balance sheet to equity and the elimination of non-controlling interest in losses from variable interest entities on the Company’s consolidated statement of operations once adopted for the Company’s fiscal year beginning October 1, 2009. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

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

We account for stock-based compensation based on the FASB Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

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

We are reporting our royalty liability and derivative liabilities at fair value on the accompanying consolidated balance sheets as of March 31, 2008 and September 30, 2007.

Results of Operations

Revenues. Total revenues for the three and six months ended March 31, 2008 were $1.6 million and $2.8 million, which are comparable to revenues for the same periods ended March 31, 2007. Both sales from our instrumentation and contract manufacturing segments were similar year over year.

Gross Margin. The overall gross margin as a percentage of sales for the three and six months ended March 31, 2008 increased by 7% and 5% respectively, compared to the same periods in fiscal 2007. We manufacture cell culture products for both commercial and academic use. Our shift toward servicing our commercial customers at a higher margin contributed to the increase in gross margin.

Operating Expenses. Research and development expenses decreased by $1.9 million or 60% for the three months ended March 31, 2008 and $4.0 million (65%) for the six months ended March 31,2008 compared to the same periods in fiscal 2007. As we are conducting an interim analysis of the available trial data and may seek conditional approval with the FDA and EMEA as discussed below, coupled with the limited financing available to us, we focused on reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. General and administrative expenses have also decreased $0.7 million for the six months ended March 31, 2008. This decrease results from the cancellation of a discretionary bonus accrued for full time employees as well as a decrease in the use professional fees associated with pursuing various financing alternatives for the Company.

As discussed in Note 9 to the condensed consolidated financial statements, $3.8 million was charged as an operating expense related to Laurus’ consent to our purchase of Accentia’s interest in Biolender, and $6.6 million was charged as an operating expense in connection with the restructuring of our royalty agreement with Accentia for the six months ended March 31, 2007.

Other Income (Expense). Other expense for the six months ended March 31, 2008, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski, interest on our unsecured promissory note to Southwest, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the six months ended March 31, 2008 and 2007 was $3.0 million and $3.6 million respectively. In the six months ended March 31, 2007, interest expense of $1.4 million was recognized as the result of issuing warrants to purchase approximately 2.6 million shares of our common stock to guarantors of the New Markets Tax Credit transaction closed December 2006. This one-time charge accounts for the decrease in interest expense year over year. Other expense for the current fiscal year also includes a $1.8 million loss incurred upon extinguishment of debt, resulting from the modification to the provisions of our debt payable to Laurus and Pulaski. The six months ended March 31, 2007 contain a $6.6 million loss incurred upon termination of an anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining a consent from one of Accentia’s lenders to permit additional advances to us by Accentia. These transactions are discussed further in Note 9 to the financial statements. In addition, other expense for the first six months of fiscal 2008 and 2007 include a $552,000 and $59,000 loss on derivative liabilities respectively. These losses are primarily attributable to a default put feature on our notes payable to Laurus and the Valens Funds whereby, upon declaration of default, we would be required to make additional payments over and above the outstanding principal and interest due on the note. Management concluded that this feature constitutes a derivative liability and utilized a probability-based, discounted cash flow approach to record this liability at fair value.

Non-Controlling interest in earnings from variable interest entities. Other income also includes $208,000 resulting from non-controlling interests in the losses of the variable interest entities formed as a result of the New Market Tax Credit transactions discussed below.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the six months ended March 31, 2008 resulting in a net operating cash flow deficit of $5.8 million. At March 31, 2008, we had an accumulated deficit of approximately $104.8 million and working capital deficit of approximately $27.3 million. Approximately $9.7 million of our notes payable are due by June 30, 2008. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, upon the completion of the interim analysis of our ongoing clinical trial, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. From 2003 until March 2007, Accentia had been a primary source of financing for us; however, we have been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to us. Accordingly, our ability to continue present operations and to continue our ongoing clinical trial is dependent upon our ability to obtain significant external funding from sources other than Accentia, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our trials and our efforts to commercialize both BiovaxID and AutovaxID.

On February 5, 2008, we modified the terms of intercompany demand notes payble to Accentia to allow Accentia the option to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

On October 12, 2007, we issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% and is payable October 11, 2008. We issued warrants to purchase 2,727,270 shares of our common stock at $1.10 per share in conjunction with this transaction.

On October 30, 2007, we completed a financing transaction with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of our biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009.

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

Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives, and has hired an investment banking firm to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the near term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

New Market Tax Credit Transactions:

April 2006 New Market Tax Credit Transaction

On April 25, 2006, through our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, our majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Laurus and us. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, we and our parent company, Accentia formed Biolender as a Delaware limited liability company (“Biolender”). On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two officers of Accentia. On April 27, 2006, we redeemed 10 million shares of our common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, we entered into a Purchase Agreement with Accentia whereby we purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, we issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of our common stock near the maturity date.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) and payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. We also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of our common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to us pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to us, to be used by us to make principal payment on its outstanding demand notes to Accentia, and $1.3 million was paid to us for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Furthermore, upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to us near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity (approximately $100,000) of both notes would be less than the $180,000 US Bancorp would receive upon exercise of their put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we are required to treat the advance as unrestricted and non-segregated funds provided that we use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

The Company, Accentia and certain officers and directors of the Company and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. We have guaranteed 100% of the debt service while the officers and directors of the Company and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. We issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $108,000 paid directly by us and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which we have a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on our consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

December 2006 NMTC Transaction

On December 8, 2006, we through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC, St. Louis Development Corp., AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp, and Laurus.

On December 8, 2006, Accentia loaned to us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, payable upon demand of Accentia. We paid to Accentia $1.1 million upon the closing of the Transaction. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying March 31, 2008 consolidated balance sheet.

In contemplation of Transaction II, we formed Biolender II, as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to us under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of the Company. The entire equity interest of $5.6 million in Biolender II owned by the Company has been pledged to Laurus as collateral to secure the Laurus Note.

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

Other salient terms and conditions of Transaction II are as follows:

Under a License and Asset Purchase Agreement dated as of December 8, 2006, we granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid us $5.6 million. We also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

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

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by

Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

In connection with the NMTC financing, the Company and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to our subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. We have concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, the Company, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

The Company and certain officers and directors of the Company and Accentia have entered into guarantee arrangements with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. We issued warrants to purchase 2.6 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

Various legal, accounting, and professional fees of $433,000 paid directly by the Company and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which we have a variable interest (St. Louis New Market Tax Credit Fund II, LLC and Leverage Fund) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on our consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II.

Notes Payable:

Effective as of December 31, 2007, we extended the maturity date of our notes outstanding to Pulaski. The notes, originally dated January 17, 2007 and March 22, 2007, in the respective amounts of $1,000,000 and the $750,000 were extended for an additional six month period to June 30, 2008. On February 14, 2008, we reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski, $700,000 of which was applied toward principal, with the remaining $50,000 to be applied against future interest payments as they become due. The notes continue to be our unsecured obligations, and continue to be guaranteed by certain affiliates of the Company and our parent company. We issued the guarantors, as additional consideration for the continuation of their guarantees, five year warrants to purchase, an aggregate total of 1,862,460 shares of our common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The guarantors have piggy-back registration rights for the shares underlying the Warrants. We have agreed to continue to indemnify and hold harmless each guarantor should their guarantees be called by the Lender. In the event of default, resulting in a payment to the Lender by the guarantors, we have agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. We also issued 400,000 shares of our common stock to Pulaski in full payment of renewal/extension fees due in connection with these notes.

The following notes also remain outstanding as of March 31, 2008, and are summarized below:

•

$200,000 unsecured, subordinated note payable to Southwest bearing interest at prime plus 1.0% due December 26, 2008. The note can be prepaid by us at any time without penalty and requires monthly payments of interest only. The note is guaranteed by one of our officers. We have entered into an Indemnification Agreement with the guarantor whereby we have agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

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

•

$3,600,000 secured, non-amortizing note payable to Valens Offshore SPV II, Corp., a subsidiary of Laurus the Company’s senior lender. The note bears interest at prime plus 2.0%, with a minimum interest rate of 11% and is payable in a single payment of principal and accrued interest on June 10, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries.

•

$4,900,000 secured, non-amortizing note payable to Valens U.S. SPV I, LLC., a subsidiary of Laurus the Company’s senior lender. The note bears interest at prime plus 2.0%, with a minimum interest rate of 11% and is payable in a single payment of principal and accrued interest on June 10, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries.

Subsequent Events:

On April 8, 2008, we granted a common stock warrant to purchase 240,000 shares of our common stock at an exercise price of $1.10 per share (the “Warrant”) to an officer of the Company for his continuing guarantee of our note payable to Southwest in the principal amount of $200,000. The Warrant expires five years from the date of issuance and allows for piggy-back registration rights on the shares underlying the Warrant.

On May 9, 2008, we entered into a financing transaction with one of the our directors, whereby we issued a convertible promissory note in the amount of $1 million (the “Note”), bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to us of at least $15 million. The Note was fully funded on May 13, 2008. Interest only is payable monthly and may be paid by issuance of our restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the Note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the Note into common stock of the Company, at a conversion price equal to $0.50 per share. As part of this transaction we issued to the lender a Warrant to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, we entered into an option agreement with the lender whereby the lender may elect, at any time before maturity of the Note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1,000,000) upon the same terms as contained in the original Note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of this transaction, the conversion price applicable to certain other agreements of the Company was adjusted to equal the conversion/warrant exercise price set forth in this transaction.

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt:

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These dilutive securities are described in footnotes to our Consolidated Financial Statements for the fiscal year ended September 30, 2007, which were filed as part of our 10-K. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of certain Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of certain Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Pursuant to the NMTC Financing, Accentia sold back 10.0 million shares of our common stock, and further declined to exercise of its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through September 30, 2006. On October 31, 2006, Accentia agreed to terminate its anti-dilution (First Right of Refusal) agreement with us in exchange for 5.0 million shares of common stock. On February 5, 2008, we granted to Accentia the right, at Accentia’s sole discretion, to convert all or any part of the balance due pursuant to the intercompany debt into common stock at a conversion price equal to $1.10 per share. On May 9, 2008 as a result of a transaction described herein (Subsquent Events), the conversion price was adjusted to $0.50 per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2008, we had no material legal proceedings.

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

Unregistered Sales of Equity Securities

On February 5, 2008, we entered into an understanding with Nixon Peabody, LLP, (“Nixon Peabody”) Biovest’s former counsel, whereby we agreed to issue to Nixon Peabody and Nixon Peabody agreed to accept a total of 164,000 shares of the Company’s common stock in full payment of outstanding invoices.

On February 22, 2008, we entered into an understanding with Rocke McClean Sbar, P.A. (“Rocke”), whereby we agreed to issue to Rocke and Rocke agreed to accept a total of 11,309 shares of the Company’s common stock in partial payment of outstanding invoices

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the second quarter of the fiscal year ending September 30, 2008.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Settlement Letter dated February 22, 2008 between Rocke McLean Sbar, P.A. and Biovest International, Inc. (the “Company”).

10.2	Option Agreement dated May 9, 2008 between Ronald E. Osman (“Osman”) and the Company.

10.3	Convertible Promissory Note dated May 9, 2008 between Osman and the Company.

10.4	Common Stock Warrant from the Company to Osman dated May 9, 2008.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: May 16, 2008	/s/ Steven R. Arikian
Steven R. Arikian, M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: May 16, 2008	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)