Form 10-Q
period 2008-06-30
BIOVEST INTERNATIONAL INC
filed 2008-08-14
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of July 31, 2008, there were 96,451,503 shares of the registrant’s Common Stock outstanding.

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

INDEX

BIOVEST INTERNATIONAL, INC.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	September 30, 2007
ASSETS
Current assets:
Cash	$734,000	$124,000
Accounts receivable, net of $10,000 allowance for doubtful accounts at June 30, 2008 and September 30, 2007	522,000	340,000
Costs and estimated earnings in excess of billings on uncompleted contracts	68,000	57,000
Inventories	626,000	732,000
Prepaid expenses and other current assets	314,000	256,000

Total current assets	2,264,000	1,509,000
Property and equipment, net	834,000	1,288,000
Patents and trademarks, net	327,000	349,000
Deferred financing costs	17,000	—
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	279,000	689,000

	$5,852,000	$5,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$10,363,000	$2,400,000
Current maturities of long-term debt	7,778,000	2,932,000
Accounts payable (including $1.7 million and $1.5 million due to affiliate at June 30, 2008, and September 30, 2007 respectively)	3,154,000	4,920,000
Customer deposits	391,000	638,000
Royalty liability	66,000	492,000
Accrued liabilities	1,265,000	1,812,000
Billings in excess of costs and estimated earnings on uncompleted contracts	13,000	75,000
Notes payable, related parties	7,610,000	10,954,000

Total current liabilities	30,640,000	24,223,000
Long term debt, less current maturities	87,000	4,820,000
Royalty liability, less current portion	4,938,000	4,604,000
Derivative liabilities	1,114,000	566,000

Total liabilities	36,779,000	34,213,000

Non-controlling interests in variable interest entities (Note 14)	4,591,000	4,928,000

Commitments and contingencies (Notes 3 and 15)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 96,401,503 and 95,638,820 issued and outstanding at June 30, 2008 and September 30, 2007, respectively	964,000	956,000
Additional paid-in capital	71,630,000	62,497,000
Accumulated deficit	(108,112,000)	(96,628,000)

Total stockholders’ deficit	(35,518,000)	(33,175,000)

	$5,852,000	$5,966,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Products	$709,000	$716,000	$2,287,000	$2,191,000
Services	366,000	690,000	1,603,000	2,094,000

Total revenue	1,075,000	1,406,000	3,890,000	4,285,000

Operating costs and expenses:
Cost of revenue:
Products	440,000	410,000	1,372,000	1,265,000
Services	305,000	272,000	864,000	1,035,000
Research and development expense	682,000	2,479,000	2,785,000	8,544,000
General and administrative expense	1,979,000	160,000	4,457,000	3,320,000
Impairment of investment in subsidiary (Note 9)	—	—	—	3,775,000
Loss on restructuring of related party royalty agreement (Note 9)	—	—	—	6,637,000

Total operating costs and expenses	3,406,000	3,321,000	9,478,000	24,576,000

Loss from operations	(2,331,000)	(1,915,000)	(5,588,000)	(20,291,000)

Other income (expense):
Interest expense, net	(1,361,000)	(458,000)	(4,326,000)	(4,049,000)
Loss on extinguishment of debt (Notes 5 and 7)	—	(9,673,000)	(1,829,000)	(9,673,000)
Loss from termination of related party anti-dilution agreement (Note 9)	—	—	—	(6,637,000)
Gain/(Loss) on derivative liabilities	4,000	(115,000)	(548,000)	(174,000)
Related party financing cost (Note 9)	—	—	—	(1,232,000)
Other income/(expense), net	239,000	6,000	501,000	23,000

	(1,118,000)	(10,240,000)	(6,202,000)	(21,742,000)

Loss before non-controlling interest in losses from variable interest entities and income taxes	(3,449,000)	(12,155,000)	(11,790,000)	(42,033,000)
Non-controlling interest in losses from variable interest entities	98,000	112,000	306,000	590,000

Loss before income taxes	(3,351,000)	(12,043,000)	(11,484,000)	(41,443,000)
Income taxes	—	—	—	—

Net loss	$(3,351,000)	$(12,043,000)	$(11,484,000)	$(41,443,000)
Loss per common share:
Basic and diluted	$(0.04)	$(0.13)	$(0.12)	$(0.45)

Weighted average shares outstanding:
Basic and diluted	96,315,471	94,474,866	95,936,567	92,106,133

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at October 1, 2007	95,638,820	$956,000	$62,497,000	$(96,628,000)	$(33,175,000)
Stock issued for payment of accrued expenses	362,683	4,000	172,000	—	176,000
Stock issued with financing transactions	400,000	4,000	436,000	—	440,000
Warrants issued with financing transactions	—	—	539,000	—	539,000
Warrants issued to guarantee debt	—	—	882,000	—	882,000
Gain on modification of related party notes			4,854,000		4,854,000
Beneficial conversion feature granted with convertible debt			408,000		408,000
Additional investment rights granted with convertible debt			390,000		390,000
Employee share-based compensation	—	—	1,452,000	—	1,452,000
Net loss	—	—	—	(11,484,000)	(11,484,000)

Balances at June 30, 2008	96,401,503	$964,000	$71,630,000	$(108,112,000)	$(35,518,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,484,000)	$(41,443,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	434,000	267,000
Amortization	21,000	22,000
Employee share-based compensation	1,452,000	931,000
Impairment of investment in consolidated subsidiary	—	3,775,000
Termination of related party royalty agreement	—	6,637,000
Related party financing fee	—	1,232,000
Termination of related party anti-dilution agreement	—	6,637,000
Loss on extinguishment of debt	1,829,000	9,673,000
Amortization of discount on notes payable	1,214,000	592,000
Amortization of deferred loan costs	409,000	127,000
Gain on disposal of property and equipment	(13,000)	—
Gain on settlement of accrued expenses	(437,000)	—
Warrants issued for guarantees of financing	882,000	2,070,000
Non-controlling interest in loss of variable interest entities	(306,000)	(590,000)
Loss on derivative liability	548,000	174,000
Changes in cash resulting from changes in:
Operating assets	266,000	(715,000)
Operating liabilities	(1,413,000)	1,302,000

Net cash flows from operating activities	(6,598,000)	(9,309,000)

Cash flows from investing activities:
Purchase of property and equipment	(9,000)	(651,000)
Proceeds from sale of property and equipment	41,000	—
Deposit of restricted cash	(3,345,000)	—
Release of restricted cash	3,345,000	2,551,000

Net cash flows from investing activities	32,000	1,900,000

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(3,710,000)	(2,730,000)
Advances from related party	2,267,000	5,239,000
Proceeds from long term debt	9,045,000	2,313,000
Proceeds from sale of stock	—	268,000
Proceeds from exercise of stock options	—	9,000
Payment of deferred financing costs	(426,000)	(242,000)
Proceeds from non-controlling-interest in variable interest entities	—	2,400,000

Net cash flows from financing activities	7,176,000	7,257,000

Net change in cash	610,000	(152,000)
Cash at beginning of period	124,000	460,000

Cash at end of period	$734,000	$308,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants (discount on notes payable)	$539,000	$—
Issuance of beneficial conversion options (discount on notes payable)	408,000	—
Issuance of additional investment right (discount on notes payable)	390,000	—
Issuance of stock to purchase minority interest in consolidated subsidiary	—	6,000,000
Modification of related party notes	4,854,000	—
Stock issued for accrued bonuses	—	402,000
Stock issued with financing transactions	440,000	—
Stock issued for payment of accrued expenses	176,000	—
Cash paid for interest during period:	$1,459,000	$503,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

1. Description of the Company:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focusing primarily on the development of BiovaxID®, a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. The Company produces this vaccine by extracting some of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. The Company is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007, the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the Food and Drug Administration (FDA) and worldwide regulatory authorities. In July 2008, Biovest announced unblinded results of data then available from the Phase 3 trial indicating a statistically significant clinical benefit. Discussions are planned with the FDA as to accelerated approval process and the pathway to commercialization of BiovaxID.

In January 2008, the Company obtained the worldwide, exclusive license to Revimmune™ for the treatment and prevention of transplant rejection including rejection following a bone marrow transplant. As an initial indication, the Company intends to submit an Investigational New Drug (IND) application seeking FDA permission to enter a Phase 3 clinical trial of Revimmune usage in bone marrow transplants to treat and possibly cure sickle cell anemia, an inherited disease that is chronic and lifelong, leading to painful crises, organ failure, and strokes.

The Company also has developed an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of its BiovaxID vaccine. The Company believes that this instrument will facilitate its commercial production of BiovaxID, if approved. Further, the Company has formed a wholly-owned subsidiary, AutovaxID, Inc., to conduct the business which will commercially market this automated instrument.

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

As of June 30, 2008, the Company is a 76% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s 2007 Form 10-K, filed with the SEC on December 28, 2007. The accompanying condensed unaudited balance sheet at September 30, 2007 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the Company, Biolender LLC, Biolender II LLC, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 13 and 14).

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

The common stock equivalents and common shares indexed to convertible debt securities that are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive are as follows:

	June 30, 2008	June 30, 2007
Options and warrants to purchase common stock	38,436,594	30,527,779
Convertible debt instruments	25,301,118	—
Contractually obligated stock issuance*	750,000	—

	64,487,712	30,527,779

*

Certain of the Company’s debt provisions state that upon maturity (September 10, 2008), $300,000 in Biovest common shares are to be issued at the lower of $1.10 per share or at a discount of 15% to the volume weighted average price of Biovest common stock sixty days prior to September 10, 2008. The amount reflected above assumes conversion at $0.40 per share.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies (continued):

Recent accounting pronouncements:

In September 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning October 1, 2008, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. Implementation of FAS 157 for other non-financial assets and liabilities has been deferred until the fiscal year beginning October 1, 2009. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies (continued):

Recent accounting pronouncements (continued):

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. Currently, the convertible debt the Company has issued does not fall within the scope of FSP APB 14-1 and thus the Company does not expect the adoption of APB 14-1 will have any impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

3. Liquidity and management plans:

During the nine months ended June 30, 2008, the Company incurred a net loss of $11.5 million, of which approximately $2.4 million were non-cash losses resulting from the modification of various provisions of the Company’s debt with Laurus Master Fund, Ltd. (“Laurus”), and Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), as well as losses on derivative liabilities. At June 30, 2008, the Company had an accumulated deficit of approximately $108.1 million and working capital deficit of approximately $28.4 million. The Company’s independent auditor’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2007, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

Under the Company’s current regulatory strategy, the Company has performed an interim analysis of the available clinical trial data prior to the completion of patient enrollment as provided in the clinical trial protocol. Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID with the FDA and its European counterpart, the EMEA, respectively, for the indication of follicular NHL. Pending the outcome of this anticipated application for accelerated and conditional approval, the Company has curtailed some of its ongoing clinical trial activities which had the effect of decreasing clinical trial expenses compared to that for prior periods. Accelerated or conditional approval would require the Company to complete the ongoing Phase 3 study either in its current configuration or as a different post-approval study protocol as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until the clinical trial is completed. The Company’s ability to timely access required financing will continue to be essential to support the ongoing Phase 3 clinical trial and ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing clinical trial and commercialization efforts.

The Company began producing minimal revenues from the sale of AutovaxID instrumentation in March 2007. On June 8, 2007, the Company entered into a Non-Exclusive Distribution Agreement with VWR International, Inc. (“VWR”) to market and to distribute the AutovaxID instrument in North America. VWR commenced its marketing activities in September 2007 which to date has largely focused on introducing the AutovaxID to prospective customers and conducting product demonstrations. On April 17, 2007, the Company’s senior lender, Laurus, was issued a right to a minimum royalty stream on AutovaxID instrument sales as consideration for a forbearance on certain principal and interest payments due on the Company’s outstanding debt (Note 8).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

3. Liquidity and management plans (continued):

Issuance of Common Shares:

In the nine months ended June 30, 2008, the Company issued a total of 332,218 shares of its common stock in satisfaction of certain current and past due professional fees in the approximate amount of $420,000.

On March 31, 2008, the Company issued 400,000 shares of its common stock to Pulaski as consideration for extending the maturity date on the Company’s debt obligations.

On June 27, 2008, the Company issued 30,465 shares of its common stock to a director of the Company in payment for interest accrued on its convertible notes outstanding.

Advances to the Company by Accentia:

During three months ended June 30, 2008, the balance of the intercompany amounts due to Accentia remained relatively unchanged as cash payments made to Accentia approximated the charges for various shared resources and accrued interest on the principal balance outstanding. At June 30, 2008, the Company’s loan balance owed to Accentia was approximately $11.6 million which is evidenced by three secured promissory demand notes which accrue interest at the prime rate. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price (Note 9). On May 9, 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.50 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

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

Effective as of June 30, 2008, the Company again extended the maturity of the outstanding notes with Pulaski to September 30, 2008. The terms of this extension require that (a) the Company reduce the aggregate principal amount of the notes through a payment of $50,000 to Pulaski, due by August 29, 2008, and (b) the Company issue to Pulaski 50,000 shares of the Company’s common stock as consideration for the extension fees due. The 50,000 common stock shares were issued to Pulaski on July 29, 2008.

Amendments to Valens Notes:

Effective as of May 30, 2008, the Company entered into an agreement with Laurus and its affiliates, Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Ltd. and Valens Offshore SPV II, Corp. (collectively, “Valens Offshore”) (collectively, the “Valens Funds”) whereby the Valens Funds agreed to extend the maturity date of their Secured Promissory Notes from the Company dated December 10, 2007 (the “Notes”) from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, the Company entered into an amendment to the existing royalty agreements with the Valens Funds (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds on sales of the Company’s biologic products including BiovaxID was increased from 9.0% to 15.5%. In connection with the closing of the Amendment Agreement, Accentia executed a Guaranty Side Letter with Laurus confirming that the portion of the Company’s existing indebtedness to Laurus which is guaranteed by Accentia shall be changed from 64% of all presently due and outstanding debts and liabilities of the Company to a fixed principal amount of $5.0 million together with all other obligations covered by and as defined under the Guaranty between Accentia and Laurus dated March 31, 2006.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

3. Liquidity and management plans (continued):

Sublicense Agreement with related party:

On January 16, 2008, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune, LLC (“Revimmune”) under which the Company was granted the exclusive worldwide rights to Revimmune, a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

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

Amendments to Royalty Agreements:

On January 31, 2008, the Company entered into amendments to its existing royalty agreements dated December 10, 2007 and October 29, 2007, on sales of its biologic products, including BiovaxID, with the Valens Funds to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

On February 5, 2008, the Company entered into an amendment with Accentia modifying the existing royalty agreement dated October 31, 2006 on sales of biologic products, including BiovaxID, to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

Effective as of May 30, 2008, the Company entered into an amendment to its existing Royalty Agreements with the Valens Funds (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds on sales of the Company’s biologic products including BiovaxID was increased from 9.0% to 15.5%.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

3. Liquidity and management plans (continued):

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. Two customers accounted for 43% of revenues for the nine months ended June 30, 2008, whereas these same two customers accounted for 49% of revenues for the nine months ended June 30, 2007. Two customers also accounted for 44% of trade accounts receivable as of June 30, 2008.

The Company derives a significant amount of revenue from export sales. The Company’s export sales were 45% of revenues for the nine months ended June 30, 2008, compared to 34% for the same period in fiscal 2007. For the nine months ended June 30, 2008 and 2007, sales to customers in the United Kingdom and Canada accounted for 41% and 26% of total revenue respectively.

5. Inventories:

Inventories consist of the following:

	June 30, 2008 (Unaudited)	September 30, 2007
Finished goods	$164,000	$206,000
Work-in-process	157,000	311,000
Raw materials	305,000	215,000

	$626,000	$732,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

6. Notes Payable:

Notes payable consist of the following:

	June 30, 2008 (unaudited)	September 30, 2007
Pulaski Bank and Trust Company, $1,000,000 face value, prime rate (5.0% at June 30, 2008) note payable due September 30, 2008	$600,000	$1,076,000
Pulaski Bank and Trust Company, $750,000 face value, prime rate (5.0% at June 30, 2008) note payable, due September 30, 2008	450,000	808,000
Southwest Bank St. Louis, an M& I Bank, $200,000 face value, prime rate plus 1.0% (6.0% at June 30, 2008) note payable, due December 26, 2008	200,000	204,000
Valens Offshore SPV II, Corp, $3,600,000 face value, prime rate plus 2.0% with 11.0% minimum note payable due October 31, 2008	3,600,000	—
Valens U.S. SPV I, LLC, $4,900,000 face value, prime rate plus 2.0% with 11.0% minimum note payable due October 31, 2008	4,900,000	—
Note payable, $300,000 face value plus $300,000 in shares of the Company’s common stock due upon maturity, due September 9, 2008	524,000	312,000
Other	31,000	—
Accrued Interest	58,000	—

	$10,363,000	$2,400,000

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

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company determined that the modification of terms to the notes to Pulaski in addition to the issuance of 400,000 shares of common stock valued at $1.10 per share constituted a substantial modification of terms and thus treated the extension as an extinguishment of debt. The Company incurred a $384,000 loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

6. Notes Payable (continued):

Amendments to Pulaski Notes (continued):

Effective as of June 30, 2008, the Company again extended the maturity of the outstanding notes with Pulaski to September 30, 2008. The terms of this extension require that (a) the Company reduce the aggregate principal amount of the notes through a payment of $50,000 to Pulaski, due by August 29, 2008, and (b) the Company issue to Pulaski 50,000 shares of the Company’s common stock as consideration for the extension fees due. The 50,000 common stock shares were issued to Pulaski on July 29, 2008. As this modification of terms did not constitute a substantial modification under the provisions of EITF 96-19, no extinguishment loss was recognized in the accompanying condensed consolidated statement of operations.

Amendments to Valens Notes:

Effective as of May 30, 2008, the Company entered into an agreement with Laurus and its affiliates, the Valens Funds whereby the Valens Funds agreed to extend the maturity date of their Secured Promissory Notes from the Company dated December 10, 2007 (the “Notes”) from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, the Company entered into an amendment to the existing royalty agreements with the Valens Funds (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds on sales of the Company’s biologic products including BiovaxID was increased from 9.0% to 15.5%. The Company determined the above modification was within the scope EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments”. The Company concluded that the modification of terms did not constitute a substantial modification and thus no extinguishment of debt occurred. Accordingly, the Company continues to reflect the debt at the carrying value of the original instrument ($8.5 million) as of June 30, 2008. See Note 16 for further extension of maturity date of these notes.

7. Long-term debt:

Long-term debt consists of the following:

	June 30, 2008 (unaudited)	September 30, 2007
Laurus Master Fund, $7,799,000 face value, prime rate plus 2% with 9.0% minimum (9.0% at June 30, 2008) amortizing note payable due in monthly payments through March 31, 2009[1]	$7,197,000	$7,122,000
Valens Offshore SPV II, Corp, $255,000 face value, prime rate plus 2% with 9.0% minimum (9.0% at June 30, 2008) note payable, due March 31, 2009[1]	255,000	—
Valens U.S. SPV I, LLC, $245,000 face value, prime rate plus 2% with 9.0% minimum (9.0% at June 30, 2008) note payable, due March 31, 2009[1]	245,000	—
Notes payable, interest at 10%; due upon demand; convertible into common stock at $1.00 per share	35,000	47,000
Other	91,000	103,000
Accrued interest, long-term debt	42,000	480,000

	7,865,000	7,752,000
Less current maturities	(7,778,000)	(2,932,000)

	$87,000	$4,820,000

[1]

This note is collateralized by all cash, accounts receivable, inventory, fixed assets and other assets. The note also contains certain restrictive covenants. See Note 16 for further extension of maturity date of these notes.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

7. Long-term debt (continued):

Future maturities of long-term debt are as follows:

Years ending June 30,
2009	$8,054,000
2010	87,000

Total maturities	8,141,000
Less unamortized discount	(276,000)

$7,865,000

Amendment to Laurus Loan:

On October 31, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan will continue to accrue at prime plus 2.0% and will be due monthly beginning January 2008. As consideration for the forbearance the Company will pay to Laurus an additional $1.8 million upon the maturity of the note, March 31, 2009.

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. The Company incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2008.

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

Expected future royalty payments are as follows:

Years ending June 30,
2009	$71,000
2010	223,000
2011	360,000
2012	6,846,000

7,500,000
Less unamortized discount	(2,496,000)

$5,004,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Related Party Transactions:

Notes payable, related parties:

Notes payable, related parties consists of the following:

Total face value, including accrued interest	$13,137,000
Unamortized discount	(5,527,000)

$7,610,000

Notes payable, related parties includes amounts advanced under three secured promissory demand notes issued to Accentia, bearing interest at the prime rate. As of June 30, 2008, the total balance owed to Accentia under these notes was approximately $11.6 million. These notes are secured by all assets of the Company and are subordinate to the Company’s outstanding loans to Laurus and the Valens Funds. On February 5, 2008 the terms of these notes were modified to allow Accentia the option to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. On May 9, 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.50 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

Management concluded that the February 5th modification added a substantive conversion option to these notes and thus applied debt extinguishment accounting to the transaction resulting in a $4.9 million gain on modification, recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet as of June 30, 2008. The new debt instrument was recorded at a discount to the carrying value of the notes prior to modification and will be amortized over the expected repayment term of the notes, a three year period. The carrying value of these notes is $7.1 million, net of unamortized discount as of June 30, 2008. Related party interest expense of $0.9 million and $0.5 million was incurred on these notes for the nine months ended June 30, 2008 and 2007 respectively.

On September 11, 2007, the Company issued two unsecured promissory notes to two directors of the Company in the aggregate amount of $0.2 million. These loans bear interest at prime plus 2.0% (7.0% at June 30, 2008) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The Company issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of June 30, 2008 is $193,000, including accrued interest. The remaining discount of $21,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of approximately $65,000 was incurred on these notes during the nine months ended June 30, 2008.

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,000. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable October 1, 2009. This note is subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of June 30, 2008, including accrued interests is $49,000. Interest expense of approximately $9,000 was incurred on this note during the nine months ended June 30, 2008.

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of June 30, 2008 is $235,000, including accrued interest. Interest expense of approximately $135,000 was incurred on this note during the nine months ended June 30, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Related Party Transactions (continued):

Notes payable, related parties (continued):

On May 9, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to the Company of at least $15 million. Interest only is payable monthly and may be paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of the Company, at a conversion price equal to $0.50 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 2,000,000 shares of the Company’s common stock for a period of five years at an exercise price of $0.50 per share, with cashless exercise provisions. In addition, the Company entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed termsheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same expiration date, exercise price, and cashless exercise provisions.

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 to be accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) is amortized to interest expense over the life of the note under the effective interest method. As of June 30, 2008 this note has a carrying value of $15,000, net of unamortized discount.

On June 12, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by the Company to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, the Company repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 400,000 shares of the Company’s common stock for a period of seven years at an exercise price of $0.50 per share, with cashless exercise provisions

Similar to the May 9th financing above, the value of the warrants ($81,000) and beneficial conversion feature ($49,000) granted with this debt were required to be recorded as a discount to the face value of the note with an offsetting increase to additional paid-in capital under EITF No. 98-5 and EITF No. 00-27. As the note was repaid on June 25, 2008, the full discount amount of $130,000 has been amortized to interest expense in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Related Party Transactions (continued):

Southwest Bank of St. Louis, an M&I Bank Note:

On April 9, 2008, the Company issued five year warrants to purchase 240,000 shares of the Company’s common stock at $1.10 per share to an officer of the Company for his continuing guaranty of the Company’s note payable to Southwest Bank of St. Louis, an M&I Bank (“Southwest Bank”) in the principal amount of $200,000.

Modification and termination of agreements:

In December 2006, the Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II in the New Market Tax Credit Transaction. This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime rate and $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the June 30, 2008 balance in Notes payable, related party. On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that Accentia was the exclusive commercialization partner for the Company’s biologic products and was entitled to 49% of the Company’s net profits from the sale of biologic products should Accentia’s ownership percentage in the Company drop below 50%. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from the biologic products less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the nine months ended June 30, 2008 and 2007. A charge to the Company of $4.8 million was recorded in operating expense and is included in “loss on restructuring of related party royalty agreement” in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2007.

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

•

The Company and Accentia entered into a Purchase Agreement whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Accentia and the Company to participate in the Company’s New Market Tax Credit enhanced financing that closed in April 2006. In consideration of the purchase of this interest in Biolender, the Company agreed to issue to Accentia 10 million new shares of the Company’s common stock, representing the negotiated value of the purchased interest. The Company accounted for the acquisition of this majority interest in Biolender at Accentia’s $6.0 million historical cost due to the common control ownership of Accentia and the Company. The Company immediately impaired the investment in Biolender LLC and recognized a $3.8 million charge to operating expense, and is included in “impairment of investment in consolidated subsidiary” in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2007.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Related Party Transactions (continued):

Modification and termination of agreements (continued):

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus, under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share with a total fair value of approximately $9.4 million. The warrant expires in October 2012. The Company was allocated $8.8 million of the total $9.4 million expenses incurred by Accentia based on the relative fair value of the transactions. The $8.8 million fair value allocated to the Company has been recorded as a capital contribution in the Company’s consolidated financial statements during the nine months ended June 30, 2007. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its intercompany loan with Biovest to a total of $9.6 million in order to facilitate the New Market Tax Credit financing transaction. This allocation has been recorded as a financing fee in the condensed consolidated statement of operations for the nine months ended June 30, 2007. The $8.8 million charge was allocated as follows in the statement of operations for the nine months ended June 30, 2007:

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

Common stock options outstanding and exercisable as of June 30, 2008, are as follows:

	Shares	Weighted Average Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2007	8,747,538	$0.74
Granted	2,339,000	0.62
Exercised	—	—
Cancelled	(1,448,474)	0.67

Outstanding at June 30, 2008	9,638,064	$0.72	7.37	$—

Exercisable at June 30, 2008	9,274,730	$0.72	7.33	$—

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

10. Stock based compensation (continued):

Non-vested employee stock options:

Non-vested Shares	Shares	Weighted Avg Grant-Date Fair Value
Non-vested at October 1, 2007	1,456,743	$0.42
Granted	2,339,000	0.42
Vested	(3,410,007)	0.43
Cancelled	(22,402)	0.58

Non-vested at June 30, 2008	363,334	$0.31

Stock Warrants:

Warrants	Shares	Weighted Average Price
Outstanding at October 1, 2007	21,693,701	$0.43
Issued	7,254,829	0.90
Exercised	—	—
Cancelled	(150,000)	0.75

Outstanding at June 30, 2008	28,798,530	0.54

Exercisable at June 30, 2008	27,598,530	$0.51

11. Derivative liabilities:

Derivative liabilities consist of the following at fair value:

	June 30, 2008 (unaudited)	September 30, 2007
Biovax Investment, LLC investor put option	$106,000	$98,000
AutovaxID Investment, LLC investor put option	66,000	60,000
Default put on Laurus and Valens notes	942,000	408,000

	$1,114,000	$566,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended June 30,		Nine Months ended June 30,
	2008	2007	2008	2007
Revenues
Instruments and Disposables	$709,000	$716,000	$2,287,000	$2,191,000
Cell Culture Services	366,000	690,000	1,603,000	2,094,000

Total Revenues	1,075,000	1,406,000	3,890,000	4,285,000

Cost of Sales
Instruments and Disposables	440,000	410,000	1,372,000	1,265,000
Cell Culture Services	305,000	272,000	864,000	1,035,000

Total Cost of Sales	745,000	682,000	2,236,000	2,300,000

Gross Margin ($)	$330,000	$724,000	$1,654,000	$1,985,000
Gross Margin (%)	31%	51%	43%	46%

13. New Market Tax Credit transactions:

April 2006 NMTC Transaction:

On April 25, 2006, the Company through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, Biovest’s majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

In contemplation of Transaction I, Biovest and Accentia formed Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two directors of Accentia. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) as well as make payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

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

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to Biovest and $1.3 million was paid to Biovest for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity of both notes (approximately $100,000) would be less than the $180,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

(B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and the Company, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

The Company, Accentia and certain directors of the Company and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. The Company has guaranteed 100% of the debt service while the directors of the Company and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. The Company issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $108,000 paid directly by Biovax and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which the Company has a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

December 2006 NMTC Transaction

On December 8, 2006, the Company through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, Accentia loaned to the Company $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, to shares of the Company’s common stock at a conversion price of $0.50 per share. Upon closing of Transaction II, the Company repaid Accentia $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying June 30, 2008 consolidated balance sheet, and is due upon 30 days advance written notice by Accentia.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued)

In contemplation of Transaction II, Biovest formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of the Company. The Company’s entire equity interest of $5.6 million in Biolender II has been pledged to Laurus as collateral to secure the Laurus Note.

In contemplation of Transaction II, Fund II was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in Fund II. Additionally, Biolender II and Fund II entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to Fund II in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from Fund II to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by the Company and also guaranteed up to an amount of $4.5 million by officers and directors of Accentia. The Company issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

AutovaxID used the proceeds from the $7.7 million promissory note to pay the Company $6.1million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

The transaction was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1M in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $100,000, resulting from the difference of $9.1 million in principal and interest payments received less $9.0M in principal and interest paid over the 7.5 year term of the notes.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued)

Biolender II and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in Fund II to the Company near the maturity of the instruments at a price of $120,000. Management has concluded that the fair value of US Bancorp’s investment in Fund II at maturity of both notes (approximately $100,000) would be less than the $120,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from the Company to Laurus, which AutovaxID joined by way of a Joinder Agreement.

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

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II , USBCIC, AutovaxID and the Company.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

13. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued)

any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Under a Reimbursement Agreement dated as of December 8, 2006, Biovest agreed to reimburse St. Louis Development Corp (the 0.01% and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

•

Various legal, accounting, and professional fees of $433,000 paid directly by the Company and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which the Company has a variable interest (CDE II, and Fund II) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by Fund II and payable to Biolender II.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

14. Variable Interest Entities (continued):

Accounting for the NMTC financing arrangement (continued):

Assets of $20.2 million and liabilities of $15.6 million of the variable interest entities identified above, are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s June 30, 2008 consolidated balance sheet as non-controlling interests in variable interest entities.

The Company’s non-controlling interest in losses from variable interest entities on it consolidated statement of operations for the nine months ended June 30, 2008 consists of the following:

Variable Interest Entity	Net (Income)/Loss
Biolender, LLC	—
Biovax Investment, LLC	$335,000
Telesis CDE Two, LLC	(41,000)
Biolender II, LLC	—
AutovaxID Investment, LLC	331,000
St. Louis NMTC Fund II, LLC	(319,000)

$306,000

15. Commitments and Contingencies:

Legal proceedings:

The Company is involved in various legal proceedings, including the proceedings specifically discussed below. Management of the Company believes that any liability of the Company that may arise as a result of these proceedings will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on our business, assets, or results of operations .

Subsequent to the period covered by this Report, on August 4, 2008, the Company has been served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. The Company intends to seek to dismiss this litigation and plans to defend these claims vigorously.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

15. Commitments and Contingencies (continued):

Facility leases (continued):

In connection with the NMTC transaction on December 8, 2006, the Company entered into a lease for a 24,000 square foot facility in St. Louis, Missouri, for the sole purpose of assembling and distributing the AutovaxID instrument. The lease, which has a base term of approximately 3 years, calls for base rent payments of approximately $0.1 million annually, and provides a $12,000 allowance for tenant improvements.

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of June 30, 2008.

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

On October 30, 2007, December 10, 2007, and again on May 30, 2008, the Company completed financing transactions with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to these transactions, the Valens Funds were granted an aggregate 15.5% royalty interest in the worldwide net commercial sales of the Company’s biologic products.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

15. Commitments and Contingencies (continued):

Stanford University agreement

In September 2004, the Company entered into an agreement with Stanford University allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, the Company is obligated to pay an annual maintenance fee of $10,000. The agreement also provides that the Company will pay Stanford $100,000 within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval the Company is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Our agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. We can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

16. Subsequent Events:

On July 31, 2008, the Company entered into an agreement (the “Extension Agreement”) with Laurus and its affiliates, the Valens Funds to extend the maturity date of all Notes from the Company to Laurus and the Valens Funds through July 31, 2009 (the “Maturity Date”). In addition, Laurus has agreed to eliminate the requirement that the Company make any amortizing principal payments prior to the Maturity Date and to eliminate from the Notes the requirements for future default payment. In consideration for the Extension, the Company has agreed to pay to Laurus and the Valens Funds on July 31, 2009 or earlier if the principal of the Notes is paid earlier additional lump sum interest in the amount of $4.4 million. In addition, the interest rate on the principal balance of the Notes was increased from 10% to 30% per annum, with the increased interest payable on the Maturity Date. The Company has further agreed to use proceeds received from any future strategic arrangement to pay off or reduce the balance on the Notes, after provision for transaction costs, royalties, a twelve month operating reserve and a reserve for any product development or other requirement of the strategic partner as approved by Laurus.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focusing primarily on the development of BiovaxID®, a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. We are currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007, the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the Food and Drug Administration (FDA) and worldwide regulatory authorities. In July 2008 Biovest announced unblinded results of data then available from the Phase 3 trial indicating a statistically significant clinical benefit. Discussions are planned with FDA as to accelerated approval process and the pathway to commercialization of BiovaxID.

In January 2008, the Company obtained the worldwide, exclusive license to Revimmune™ for the treatment and prevention of transplant rejection including rejection following a bone marrow transplant. As an initial indication, the Company intends to submit an Investigational New Drug (IND) application seeking FDA permission to enter a Phase 3 clinical trial of Revimmune usage in bone marrow transplants to treat and possibly cure sickle cell anemia, an inherited disease that is chronic and lifelong, leading to painful crises, organ failure, and strokes.

We also have developed an automated cell culture instrument, called AutovaxID™, to reduce the manpower and production space requirements and costs associated with the production of our BiovaxID vaccine. We believe that this instrument will facilitate our commercial production of BiovaxID following approval. Further, we have formed a wholly-owned subsidiary, AutovaxID, Inc. to conduct the business which will commercially market this automated instrument.

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

We are reporting our royalty liability and derivative liabilities at fair value on the accompanying consolidated balance sheets as of June 30, 2008 and September 30, 2007.

Results of Operations

Revenues. Total revenues for the three months ended June 30, 2008 were $1.1 million compared to revenues of $1.4 million for the same period last fiscal year. This difference results primarily from a decrease in revenues from our cell culture product and services segment, which is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions. Specifically, one customer accounted for approximately $340,000 in contract revenues in the three months ended June 30, 2007. As this project was substantially completed in fiscal 2007, there have not been comparable revenues in the current quarter.

Total revenues for the nine months ended June 30, 2008 were $3.9 million versus $4.3 million in the prior fiscal year. While revenues from our instruments and disposables segment were up approximately $100,000 from the prior year, this was more than offset by a decrease of approximately $500,000 in our cell culture product and services segment again due to the decline in the number of contracts in process from our largest customer in the prior year.

Gross Margin. The overall gross margin as a percentage of sales for the three and nine months ended June 30, 2008 decreased by 20% and 3% respectively, compared to the same periods in fiscal 2007. The large decrease in margin comparing the two three month periods results from unabsorbed overhead in our cell culture products and services segment. While revenues were down in this segment, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of the costs in this segment are of a fixed nature.

Operating Expenses. Research and development expenses decreased by $1.8 million or 72% for the three months ended June 30, 2008 and $5.8 million (67%) for the nine months ended June 30,2008 compared to the same periods in fiscal 2007. As we are conducting an interim analysis of the available trial data and may seek conditional approval with the FDA and EMEA as previously discussed, coupled with the limited financing available to us, we focused on reducing our research and development expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. General and administrative expenses have increased $1.8 million for the three months ended June 30, 2008 and $1.1 million for the nine months ended June 30, 2008 compared to the same periods last fiscal year. This increase is due in large part to two non-cash transactions described as follows: 1) in the three months ended June 30, 2007, there was a cancellation of a discretionary bonus accrued for full time employees. This resulted in the reversal of approximately $700k in compensation expense that had been previously accrued; and 2) in the three months ended June 30, 2008, we granted employees and directors stock options with immediate vesting rights, resulting in an expense of approximately $1.0 million in the current fiscal quarter. There was no comparable expense in the same quarter last fiscal year.

As discussed in Note 9 to the condensed consolidated financial statements, $3.8 million was charged as an operating expense related to Laurus’ consent to our purchase of Accentia’s interest in Biolender, and $6.6 million was charged as an operating expense in connection with the restructuring of our royalty agreement with Accentia for the nine months ended June 30, 2007.

Other Income (Expense). Other expense for the nine months ended June 30, 2008, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank, interest on our unsecured promissory note to Southwest Bank, interest on other long-term debt, and short-term loans from related parties. Total interest expense for the three months ended June 30, 2008 and 2007 was $1.4 million and $0.5 million respectively. This increase of $0.9 million results primarily from the interest incurred and amortization of deferred finance costs on new debt issued to the Valens Funds in the amount of $8.5 million in the current fiscal year, as well as amortization of discounts on debt issued to related parties in the current year.

Other expense for the nine months ended June 30, 2008 and 2007 includes a $1.8 million loss and $9.7 million loss incurred upon extinguishment of debt, resulting from the modification to the provisions of our debt payable to Laurus Master Funds, Ltd. and Pulaski Bank and Trust Company. The nine months ended June 30, 2007 also contain a $6.6 million loss incurred upon termination of an anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining a consent from one of Accentia’s lenders to permit additional advances to us by Accentia. These transactions are discussed further in Note 9 to the financial statements. In addition, other expense for the first nine months of fiscal 2008 and 2007 include a $548,000 and $174,000 loss on derivative liabilities respectively. These losses are primarily attributable to a default put feature on our notes payable to Laurus and the Valens Funds whereby, upon declaration of default, we would be required to make additional payments over and above the outstanding principal and interest due on the note. Management concluded that this feature constitutes a derivative liability and utilized a probability-based, discounted cash flow approach to record this liability at fair value. Other income of $501,000 for the nine months ended June 30, 2008 is primarily the result of non cash gains recorded from the settlement of various professional fees below amounts previously accrued by the Company.

Non-Controlling interest in earnings from variable interest entities. Other income also includes $306,000 resulting from non-controlling interests in the losses of the variable interest entities formed as a result of the New Market Tax credit transactions discussed below.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the nine months ended June 30, 2008 resulting in a net operating cash flow deficit of $6.6 million. At June 30, 2008, we had an accumulated deficit of approximately $108.1 million and working capital deficit of approximately $28.4 million. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, upon the completion of the interim analysis of our ongoing clinical trial, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. From 2003 until March 2007, Accentia had been a primary source of financing for us; however, we have been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to us. Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and continue our ongoing clinical trial is dependent upon our ability to obtain significant external funding from sources other than Accentia in the very near term, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our trials and our efforts to commercialize both BiovaxID and AutovaxID.

Notes Payable:

On December 10, 2007, we closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into royalty agreements whereby the Valens Funds have been granted 7.0% royalty interests in the worldwide net commercial sales of our biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and were released for our use based upon an agreed schedule. The net proceeds were used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for our anti-cancer vaccine, BiovaxID, and for general working capital. Effective as of May 30, 2008, the Company entered into an agreement with the Valens Funds whereby the Valens Funds agreed to extend the maturity date of the secured promissory notes from the from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, the Company entered into an amendment to the December 2007 Royalty Agreement with Valens Offshore (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds was increased from 7.0% to 13.5%.

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

Effective as of June 30, 2008, we again extended the maturity of the outstanding notes with Pulaski to September 30, 2008. The terms of this extension require that we reduce the aggregate principal amount of the notes through a payment of $50,000 to Pulaski, due by August 29, 2008, as well as issue to Pulaski 50,000 shares of our common stock as consideration for the extension fees due. These shares were issued July 29, 2008.

In addition to the Pulaski and the Valens notes discussed immediately above, the following notes remain outstanding as of June 30, 2008:

•

$200,000 unsecured, subordinated note payable to Southwest Bank bearing interest at prime plus 1.0% due December 26, 2008. The note can be prepaid by us at any time without penalty and requires monthly payments of interest only. The note is guaranteed by one of our officers. We have entered into an Indemnification Agreement with the guarantor whereby we have agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender. On April 9, 2008 we issued five year warrants to purchase 240,000 shares of our common stock at $1.10 per share to this officer for his continuing guarantee of the note.

•

$300,000 non-interest bearing, unsecured, subordinated note payable to a private third-party due September 9, 2008. Under the provisions of this note, we are obligated to issue $0.3 million in shares of the Company’s common stock to the note holder on September 9, 2008. For purposes of calculating the number of shares to be issued, the stock will be valued at the lower of $1.10 per share or a discount of fifteen percent to the volume-weighted average trading price of our common shares for the 60 days prior to maturity. We used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

Related Party Transactions:

On September 11, 2007, we issued two unsecured promissory notes to two of our directors in the aggregate amount of $0.2 million. These loans bear interest at prime plus 2.0% (7.0% at June 30, 2008) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to our outstanding loans to Laurus and the Valens Funds. We issued five-year warrants to purchase 909,090 shares of our common stock at $1.10 per share in conjunction with these loans

On September 26, 2007, we issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,000. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable November 30, 2008. This note is subordinated to our outstanding loans to Laurus and the Valens Funds. We issued five-year warrants to purchase 25,099 shares of our common stock at $1.10 per share in conjunction with this loan.

On October 12, 2007, we issued an unsecured promissory note to one of our directors in the amount of $300,000. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable October 11, 2008. We issued warrants to purchase 2,727,270 shares of our common stock at $1.10 per share in conjunction with this loan

On February 5, 2008, we modified the terms of intercompany demand notes payable to Accentia to allow Accentia the option to convert part or all of the principal and interest due into shares of our common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. We granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

On May 9, 2008, we entered into a financing transaction with one of our directors, whereby we issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds of at least $15 million. Interest only is payable monthly and may be paid by issuance of our restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into our common stock, at a conversion price equal to $0.50 per share. As part of this transaction we issued to the lender a warrant to purchase up to 2,000,000 shares of our common stock for a period of seven years at an exercise price of $0.50 per share, with cashless exercise provisions. In addition, we entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed termsheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions.

On June 12, 2008, we entered into a financing transaction with one of our directors, whereby we issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan we provided to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of our short term loan to Accentia in the amount of $0.2 million, we repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of our restricted common stock, calculated at a price of $0.50 per share. As part of this transaction we issued to the lender a warrant to purchase up to 400,000 shares of our common stock for a period of seven years at an exercise price of $0.50 per share, with cashless exercise provisions

Long-Term Debt:

On October 30, 2007, we completed a financing transaction with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of our biologic products. Interest accrued at prime plus 2.0% with a minimum annual rate of 9.0%, and is payable monthly. The notes are non-amortizing and mature on March 31, 2009.

On October 31, 2007, we entered into a forbearance agreement with Laurus confirming that no event of default existed under our March 2006 note, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008.

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

New Market Tax Credit Transactions:

April 2006 NMTC Transaction:

On April 25, 2006, through our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia our majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between ourselves and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., the Company’s and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, the Company and Accentia formed Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two directors of Accentia. On April 27, 2006, we redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, we entered into a Purchase Agreement with Accentia whereby we purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, we issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) as well as make payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

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

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to us pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to us and $1.3 million was paid to us for the BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity of both notes (approximately $100,000) would be less than the $180,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender.

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

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we required to treat the advance as unrestricted and non-segregated funds provided that we use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and the Company, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

The Company, Accentia and certain directors of our Company and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. We have guaranteed 100% of the debt service while the directors of our and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. We issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $108,000 paid directly by Biovax and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which we have a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on our consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

December 2006 NMTC Transaction

On December 8, 2006, through our wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, Accentia loaned to us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, to shares of our common stock at a conversion price of $0.50 per share. Upon closing of Transaction II, we repaid Accentia $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying June 30, 2008 consolidated balance sheet, and is due upon 30 days advance written notice by Accentia.

In contemplation of Transaction II, we formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to us under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for our benefit. Our entire equity interest of $5.6 million in Biolender II has been pledged to Laurus as collateral to secure the Laurus Note.

In contemplation of Transaction II, Fund II was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in Fund II. Additionally, Biolender II and Fund II entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to Fund II in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from Fund II to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by us and also guaranteed up to an amount of $4.5 million by officers and directors of Accentia. We issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

AutovaxID used the proceeds from the $7.7 million promissory note to pay us $6.1 million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

The transaction was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1M in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $100,000, resulting from the difference of $9.1 million in principal and interest payments received less $9.0M in principal and interest paid over the 7.5 year term of the notes.

Biolender II and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in Fund II to the Company near the maturity of the instruments at a price of $120,000. Management has concluded that the fair value of US Bancorp’s investment in Fund II at maturity of both notes (approximately $100,000) would be less than the $120,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from the Company to Laurus, which AutovaxID joined by way of a Joinder Agreement.

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

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II , USBCIC, AutovaxID and the Company.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Under a Reimbursement Agreement dated as of December 8, 2006, we agreed to reimburse St. Louis Development Corp (the 0.01% and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

•

Various legal, accounting, and professional fees of $433,000 paid directly by us and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which we have a variable interest (CDE II, and Fund II) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on our consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by Fund II and payable to Biolender II.

Subsequent Events:

On July 31, 2008, we entered into an agreement (the “Extension Agreement”) with Laurus and its affiliates, the Valens Funds to extend the maturity date of all Notes from us to Laurus and the Valens Funds through July 31, 2009 (the “Maturity Date”). In addition, Laurus has agreed to eliminate the requirement that we make any amortizing principal payments prior to the Maturity Date and to eliminate from the Notes the requirements for future default payment. In consideration for the Extension, we have agreed to pay to Laurus and the Valens Funds on July 31, 2009 or earlier if the principal of the Notes is paid earlier the aggregate sum of $4.4 million. In addition, the interest rate on the principal balance of the Notes was increased from 10% to 30% per annum, with the increased interest payable on the Maturity Date. We have further agreed to use proceeds received from any future strategic arrangement to pay off or reduce the balance on the Notes, after provision for transaction costs, royalties, a twelve month operating reserve and a reserve for any product development or other requirement of the strategic partner as approved by Laurus.

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt:

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These dilutive securities are described in footnotes to our Consolidated Financial Statements for the fiscal year ended September 30, 2007, which were filed as part of our 10-K. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our Common Stock in the event of the exercise of certain Stock Rights (the “Accentia First Right of Refusal Agreement”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our Common Stock necessary to maintain its then 81% ownership after the exercise of certain Stock Rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Pursuant to the New Market Tax Credit Financing, Accentia sold back 10 million shares of our common stock, and further declined to exercise of its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through September 30, 2006. On October 31, 2006, Accentia agreed to terminate its anti-dilution agreement with us in exchange for 5.0 million shares of common stock. On February 5, 2008, we granted to Accentia the right, at Accentia’s sole discretion, to convert all or any part of the balance due pursuant to the intercompany debt into common stock at a conversion price equal to $1.10 per share, which has subsequently been adjusted to $0.50 per share as a result of subsequent transactions which triggered a reset of this conversion price.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, and for the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2008, and for the period covered by this report, to ensure that information required to be disclosed in the reports that Biovest files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal control over financial reporting or in other factors in the first nine months of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings, including the proceedings specifically discussed below. Management believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on the financial condition of the Company and our subsidiaries taken as a whole, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on our business, assets, or results of operations.

Subsequent to the period covered by this Report, on August 4, 2008, we have been served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. We intend to seek to dismiss this litigation and plans to defend these claims vigorously.

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

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

Unregistered Sales of Equity Securities

On May 30, 2008, we entered into an understanding with Roberts Mitani, LLC whereby we agreed to issue to Roberts Mitani and Roberts Mitani agreed to accept a total of 66,000 shares of our common stock in partial payment of outstanding invoices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the third quarter of the fiscal year ending September 30, 2008.

ITEM 5.	OTHER INFORMATION

Continued development activities related to our vaccine, including the Phase 3 clinical trials, are expected to result in substantial, and potentially increasing, expenditures over the next several years potentially before any revenues from this product development materialize. While we pursue FDA approval of the vaccine, we plan to make significant investment in the development of equipment, including the development of our automated cell production instrument, and potentially space and related capability necessary to support commercial vaccine production requirements anticipated upon approval. We have accelerated the development of our commercial manufacturing protocols in anticipation of submission of an application for Accelerated Approval. Accordingly, we anticipate that our expenditures related to vaccine and equipment development and commercialization will increase significantly over that experienced in the past. Our inability to obtain required funds or any substantial delay in obtaining required funds would have an adverse effect on our ability to continue to develop our vaccine and prepare for its planned commercialization.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Convertible Promissory Note dated June 12, 2008 between Osman and the Company.

10.2	Common Stock Warrant from the Company to Osman dated June 12, 2008.

10.3	Letter Agreement dated August 1, 2008 between Dennis L. Ryll and the Company.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2008	/s/ Steven R. Arikian
Steven R. Arikian, M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: August 14, 2008	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)