Form 10-K
period 2008-09-30
BIOVEST INTERNATIONAL INC
filed 2010-07-08
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

324 S. Hyde Park Ave, Suite 350, Tampa, FL 33606

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (813) 864-2554

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 31, 2008, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the OTC Bulletin Board, was approximately $13,913,532.

As of June 30, 2010, there were 97,549,783 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Forward-Looking Statements

Statements in this annual report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1A. RISK FACTORS” in this annual report on Form 10-K and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.	BUSINESS

In this annual report on Form 10-K, unless the context indicates otherwise, references to “Biovest,” “the Company,” “our company,” “we,” “us,” and similar references refer to Biovest International, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2008” or “fiscal 2008” means the 12-month period ended September 30, 2008.

Overview

As a result of our collaboration with the National Cancer Institute (NCI), we are developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (FL) mantle cell lymphoma (MCL), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under our Investigational New Drug Application (IND) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as, a Phase 2 clinical trial in MCL patients. We believe that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these lethal diseases. We are currently preparing for discussions with the U.S. Food and Drug Administration (FDA) and international agencies regarding regulatory approvals of BiovaxID for FL and MCL based on these clinical trials. We expect that BiovaxID may also have application in other forms of B-cell lymphoma.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID™. We believe that AutovaxID has significant potential application for the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. We are under contract with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

Our business consists of three primary business segments: development of BiovaxID and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID and other instruments and consumables; and commercial production of cell culture products and services.

Products

Therapeutic Cancer Vaccine — BiovaxID®

The Human Immune System

The immune system functions as the body’s natural defense mechanism for identifying and killing or eliminating disease-causing pathogens (such as bacteria, viruses, or other foreign microorganisms) and tumor cells. In humans, the primary disease fighting function of the immune system is carried out by white blood cells (leukocytes), which mediate two types of immune responses: innate immunity and adaptive immunity. Innate immunity refers to the broad first-line immune defense that recognizes and eliminates certain pathogens prior to the initiation of a more specific adaptive immune response. While the cells of the innate immune system provide a first line of defense, they cannot always eliminate or recognize infectious organisms. In some cases, new infections may not always be recognized or detected by the innate immune system. In these cases, the adaptive immune response has evolved to provide a highly-specific and versatile means of defense which also provides long-lasting protection (immune memory) against subsequent re-infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria, and tetanus.

Adaptive immunity is mediated by a subset of white blood cells called lymphocytes, which are divided into two types: B-cells and T-cells. In the bloodstream, B-cells and T-cells recognize antigens, which are molecules that are capable of triggering a response in the immune system. Antigens are molecules from bacterial, viral, or fungal origin, foreign (non-self) proteins, and in some cases, tumor-derived proteins that can stimulate an immune response. The human body makes millions of different types of B-cells that circulate in the blood and lymphatic systems and perform immune surveillance. Each B-cell has a unique receptor protein (immunoglobulin) on its surface that binds to one particular antigen. Once a B-cell recognizes its specific antigen and receives additional signals from a T-helper cell, it can proliferate and become activated in order to secrete antibodies (immunoglobulins; Ig) which can neutralize the antigen and target it for destruction. T-cells may also recognize antigens on foreign cells, whereby they can promote the activation of other white blood cells or initiate destruction of the targeted cells directly. A person’s B-cells and T-cells can collectively recognize a wide variety of antigens, but each individual B-cell or T-cell will recognize only one specific antigen. Consequently, in each person’s bloodstream, only a relatively few lymphocytes will recognize the same antigen.

Since B-cell cancers such as non-Hodgkin’s lymphoma (NHL) are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that are distinct from those found on normal B cells. The idiotype of a B-cell lymphoma can therefore serve as a tumor-specific antigen for therapeutic cancer vaccine development.

In many cases, including in NHL, cancer cells produce molecules known as tumor-associated antigens, which may or may not be present in normal cells but may be over-produced in cancer cells. T-cells and B-cells have receptors on their surfaces that enable them to recognize the tumor associated antigens. While cancer cells may naturally trigger a B- or T-cell-based immune response during the initial appearance of the disease, this response may be only weakly specific or attenuated in such a way that it does not fully eradicate all tumor cells. Subsequently, tumor cells gradually evolve and escape from this weak immune response and are able to grow into larger tumors. In addition, because cancer cells arise from normal tissue cells, they are often able to exploit or increase existing immune tolerance mechanisms to suppress the body’s immune response which would normally destroy them. In other cases, chemotherapy or other treatment regimens used to treat the cancer may themselves weaken the immune response and render it unable to reject and kill tumor cells. Even with an activated immune system; however, the number and size of tumors can often overwhelm the immune system.

In the case of cancer and other diseases, immunotherapies are designed to activate a person’s immune system in an attempt to combat the disease. There are two forms of immunotherapy used to treat diseases: passive and active. Passive immunotherapy is exemplified by the intravenous infusion into a patient of antibodies specific to the particular antigen. While passive immunotherapies have shown clinical benefits in some cancers, they require repeated infusions and can cause the destruction of normal cells in addition to cancer cells. An active immunotherapy, on the other hand, generates an adaptive immune response by introducing an antigen into a patient, often in combination with other components that can enhance an immune response to the antigen. Although active immunotherapeutics have been successful in preventing many infectious diseases, their ability to combat cancers of various types has been limited by a variety of factors, including the inability of tumor antigens to elicit an effective immune response, difficulty in identifying suitable target tumor antigens, inability to manufacture tumor antigens in sufficiently pure form, and inability to manufacture sufficient quantities of tumor antigens.

Nevertheless, in 2010 one active immunotherapy, Provenge® developed by Dendreon Corporation, received marketing approval from the FDA. This represents the first active immunotherapy to successfully gain marketing approval in the US. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

A number of features of the non-Hodgkin’s lymphomas make these tumors particularly suitable for treatment with a therapeutic cancer vaccine. The malignant B-cell lymphocytes of NHL express a unique, identifiable tumor-specific antigen protein which is not expressed by other (healthy) cells in the body. In contrast, the majority of human cancers typically lack strong ubiquitous expression of tumor-specific antigens to distinguish them from normal cells, or they express a potentially widely-varying mix of antigens which can be difficult to identify and formulate into a successful therapeutic vaccine.

Non-Hodgkin’s Lymphoma (NHL)

NHL is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviours and responses to treatment. BiovaxID has been studied in two distinct forms of non-Hodgkin’s lymphoma, namely, FL and MCL. NHL is the fifth most common type of cancer in the U.S., with an estimated prevalence of 438,325 cases in 2007 in the U.S. NHL accounts for 5% of all cancer deaths in the U.S. NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. According to the NCI, in 2009 it is estimated that 65,980 new cases of NHL will be diagnosed and 19,500 Americans will die from the disease, with a comparable number estimated in Europe.

NHL is usually classified for clinical purposes as being either “indolent” or “aggressive,” depending on how quickly the cancer cells are likely to grow and spread. The indolent, or slow-growing, form of NHL has a very slow growth rate and may need little or no treatment for months or possibly years. Aggressive, or fast-growing, NHL tends to grow and spread quickly and cause severe symptoms, and patients with aggressive NHL have shorter overall survival.

Follicular Lymphoma (FL)

Indolent (slow growing) and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is FL. Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL. The U.S. prevalence (number of cases) for FL is estimated to be 100,603 cases in 2006. We have conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under our IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median survival reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of the introduction and widespread use of rituximab, which is a monoclonal antibody (a protein can targets and binds to a specific target protein; in rituximab’s case this target is a B-cell protein called CD20).

The current standard of care for the first-line treatment of FL consists of rituximab-containing chemotherapies and increasingly, long-term use of rituximab following chemotherapy (known as rituximab maintenance therapy). Recently, a Phase 3 clinical trial (the GELA-sponsored PRIMA study reported at the 2010 Annual Meeting of the American Society of Clinical Oncology) investigating the use of two years of rituximab maintenance therapy in FL patients responding to first line immunochemotherapy has demonstrated that rituximab maintenance therapy improves progression-free survival (the time elapsed between assessment of treatment effect and tumor progression or death) in treated patients. Over time, a significant number of patients develop tumors which become refractory (resistant or unresponsive) to rituximab therapy and with prolonged use of rituximab (as is the case with maintenance therapy), we believe that a substantial fraction of treated patients may develop tumor resistance to rituximab or rituximab-like agents. Notwithstanding treatment with the standard of care including rituximab maintenance therapy, most FL patients eventually relapse and their lymphoma will return. In spite of additional therapies or autologous stem cell transplants, many FL patients will die of their lymphoma. Accordingly, many patients with FL will likely require treatment options, in addition to rituximab based immunotherapy rituximab maintenance therapy, and/or other CD20-targeting therapies like radioimmunotherapy.

The Boxed Warnings Section included in the FDA’s Official Product Label for rituximab cites numerous complications to be considered in the use of the agent. These include: fatal infusion reactions, tumor lysis syndrome (TLS) with associated acute renal failure, severe mucocutaneous reactions and progressive multifocal leukoencephalopathy (PML). The Product Label provides additional warnings and precautions including hepatitis B virus (HBV), reactivation infections, cardiovascular events, renal toxicity and bowel obstruction and perforation. In light of the risks raised by the existing reports, we believe that the indefinite use of rituximab maintenance therapy to treat patients beyond the two-year maintenance regimen is likely to be the subject of additional study.

We are developing BiovaxID to offer patients a therapy which is complementary to the current standard of care (including rituximab maintenance therapy) and which has a completely different mode of action than rituximab and other anti-CD20 therapies such as the radioimmunotherapies tositumomab (Bexxar®) or ibritumomab tiuxetan (Zevalin®). Rituximab targets a cell-surface protein found on virtually all B-cells (i.e., healthy and cancerous), called CD20. Thus rituximab as an anti-CD20 therapy seeks to destroy both cancerous cells and healthy cells. In contrast, BiovaxID is not an anti-CD20 therapy because BiovaxID’s mode of action does not target or rely upon the CD20 protein, thus making BiovaxID a new therapeutic approach. Specifically, BiovaxID targets the idiotype protein, which is a tumor-specific antigen present only on the surface of cancerous B-cells and not on the surface of healthy B-cells. We, therefore expect that resistance mechanisms affecting rituximab and anti-CD20 agents, which are largely related to alterations in CD20 expression, will not affect BiovaxID, which targets an entirely distinct protein on the tumor.

Figure 1

Figure 1: BiovaxID targets tumor-specific idiotype, a protein unique to the tumor and not found on healthy (non-malignant) B-cells. In contrast, current monoclonal antibody-based therapies for NHL, including rituximab (Rituxan®), tositumomab (Bexxar®), and ibritumomab tiuxetan (Zevalin®) target CD20, a cell-surface protein expressed by both tumor and healthy B-cells. As such, through its unique mode of action, BiovaxID represents a new therapeutic approach to treating FL.

Mantle Cell Lymphoma (MCL)

MCL is a rare, aggressive subtype of NHLcharacterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median overall survival for MCL has been cited as 3 to 5 years and the disease currently lacks a consensus standard of care. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which approximately one half are in the US.

The majority of MCL patients have disseminated disease and bone marrow involvement at diagnosis. Patients’ clinical outcomes from currently available therapies are poor. Although many therapeutic regimens are capable of rendering high initial response rates, these responses are of short duration (i.e., about 20 months) and the relative survival rates of MCL patients are among the lowest compared to other types of NHL. The prognostic after the first relapse is very poor, with an expected median overall survival of about 1-2 years. No currently available therapeutic regimens are curative.

While several therapeutic regimens are available to treat MCL patients, there currently exists no consensus standard of care for treatment of first-line relapsed MCL. As such, MCL remains incurable and it is generally considered that additional treatment options are required given this significant unmet medical need.

Currently upon first diagnosis of MCL patients are often evaluated for eligibility for autologous stem cell transplantation eligibility. Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat the patient’s tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for stem cell transplantation received either R-CHOP (rituximab, cyclophophamide, doxorubicin, vincristine, and prednisone) immunotherapeutic therapy followed by stem cell transplantation receive immunotherapeutic therapy followed by stem cell transplantation. In some protocols, the use of a very aggressive chemotherapy regimens such as R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high dose methotrexate and cytarabine) with severe toxicities have also been described. Unlike in FL, the addition of rituximab to immunotherapy to treat MCL has not been definitively established to significantly extend progression free survival or provide overall survival benefits.

MCL patients who are not eligible for stem cell transplantation commonly receive chemo-immunotherapy; however, overall, conventional chemotherapy regimens do not control the disease over the long-term.

The use of these aggressive chemotherapeutic and transplant approaches is associated with high rates of treatment discontinuation, non-trivial mortality rates, and high risk of myelodysplastic syndrome. The toxicity associated with these regimens largely limits these options primarily to a select subset of the MCL patient population (namely the younger and more initially healthy patients who can tolerate high-intensity treatments); even this subset, however, ultimately gains only modest benefits from existing treatment options. Moreover, the use of these more aggressive regimens appears not to result in superior overall survival as compared to standard therapies.

We are developing BiovaxID as an additional treatment option for MCL patients. Under our IND, the Phase 2 clinical trial was conducted studying BiovaxID to treat MCL. Based on the safety data from the three BiovaxID clinical trials conducted in NHL combined with data from the Phase 2 clinical trial in MCL, under our IND, as well as based on the efficacy data from our Phase 2 clinical trial in MCL, we believe that BiovaxID may represent a new treatment option for MCL patients.

Development Status of BiovaxID

Introduction

Preliminary studies demonstrated that treatment of patients with NHL with an active immunotherapy could allow a patient’s immune system to produce B-cells and/or T-cells that recognized numerous portions of their tumor antigen and generate clinically significant immune responses. These studies provided the rationale for large-scale trials of active specific immunotherapy of this disease. These studies have been published in The New England Journal of Medicine (October 1992), Blood (May 1997), and Nature Medicine (October 1999). In the treatment of cancer, residual tumor cells remaining in the patient after completion of surgery or anti-tumor therapy are often the cause of tumor relapse. These residual tumor cells cannot always be detected by standard imaging techniques but their destruction may be feasible by active immunotherapy. The use of such vaccines differs from traditional cancer treatment in that the ultimate mechanism of action against the tumor is indirect: the anti-tumor immunity induced by vaccination, rather than the vaccine itself, is ultimately responsible for treatment benefit.

In 1994, the NCI filed for initiation of an IND for the purpose of conducting clinical trial(s) investigating the use of BiovaxID in NHL. Under this IND, the NCI began in 1994 a Phase 2 clinical trial in FL; in 1999, the Phase 3 clinical trial in FL; and in 2000 a Phase 2 clinical trial in MCL. The NCI selected our Company to produce the vaccine for the initial Phase 2 clinical trial in FL. In 2001, we entered into a formal cooperative research and development agreement (CRADA) with the NCI which formalized our collaboration with the NCI. The IND filed by the NCI was formally transferred to us in April 2004, which made our Company the exclusive sponsor of the IND with full rights to complete the NCI-initiated Phase 3 clinical trial in FL and the NCI-initiated Phase 2 clinical trial in MCL, to communicate and negotiate with the FDA relating to marketing approval for BiovaxID and to conduct other clinical studies in NHL under the IND.

Follicular Lymphoma (FL)

Regulatory

In May 2006, the FDA granted our Company fast track status (“Fast Track”) for BiovaxID for the treatment of FL. The Food and Drug Administration Modernization Act of 1997 (FDAMA) includes Section 112, “Expediting study and approval of fast track drugs.” This section mandates the Agency to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast Track adds to existing programs, such as accelerated approval, the possibility of a “rolling submission” for a marketing application. An important feature of Fast Track is that it emphasizes the critical nature of close early communication between the FDA and sponsor to improve the efficiency of product development. Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. The Fast Track status is intended for the combination of a product and a claim that addresses an unmet medical need, but is independent of Priority Review and Accelerated Approval. An applicant may use any or all of the components of Fast Track without the formal designation. Fast Track status does not necessarily lead to a Priority Review or Accelerated Approval.

In October 2006, the European Medicines Agency (EMEA) granted our Company Orphan Medicinal Product designation for BiovaxID for the treatment of FL. This designation is intended to promote the development of products that may offer therapeutic benefits for diseases affecting less than five in 10,000 people in the European Union (EU). The Commission of the European Union entered BiovaxID into the European Community’s Drug Register for Rare Diseases. This acceptance by the Commission followed the previous recommendation by the Committee on Orphan Medical Products (COMP) of the EMEA that BiovaxID be granted designation as a treatment for a rare disease. The EMEA’s orphan medicinal product designations are based on several criteria that include the rarity and seriousness of the condition, and the availability of other effective therapies. In addition, it is required that an orphan drug product treats disorders inflicting fewer than five in 10,000 people. Orphan Medicinal Product designation provides opportunities for free protocol assistance, fee reductions for access to the centralized community procedures before and after marketing authorization, and 10 years of market exclusivity following drug approval.

In October 2009, the FDA granted our Company Orphan Drug designation for BiovaxID for the treatment of FL. Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. After the FDA grants Orphan Drug designation to a product, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances such as greater effectiveness, greater safety, major contribution to patient care, or inadequate supply.

Phase 2 Clinical Trial

In 1994, a Phase 2 clinical trial was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission. All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (PCR) analysis both at diagnosis and after chemotherapy, despite being in complete remission. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions and uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte–monocyte colony-stimulating factor (GM-CSF) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999).

Phase 3 Clinical Trial (BV301) of BiovaxID for Treatment of Follicular Lymphoma

Overview and Objectives

In January 2000, a Phase 3 multi-center, double-blind, randomized, controlled clinical trial (BV301) modeled on the NCI Phase 2 clinical trial was initiated by the NCI. As in the NCI Phase 2 clinical trial, in the Phase 3 clinical trial BiovaxID consisted of patient-specific idiotype protein (Id) conjugated or combined with keyhole limpet hemocyanin (KLH immunogenic carrier protein) and administered with granulocyte-monocyte colony stimulating factor (which is known as GM-CSF and which is a biological response modifier).

The primary objectives of the Phase 3 clinical trial were to confirm the safety and efficacy of BiovaxID in two predefined groups:

(1)	All Randomized Patients: all randomized patients (the “Randomized Patients”) including patients who completed initial chemotherapy but relapsed and did not receive either BiovaxID or Control.

(2)	All Treated Patients: the Randomized Patients who were disease-free at the time of vaccination and consequently received at least one dose of BiovaxID or control.

The secondary objectives of the Phase 3 clinical trial included: (1) to determine the ability of BiovaxID to produce a molecular complete response in subjects in clinical complete response, but with polymerase chain reaction (PCR) evidence of residual disease after standard chemotherapy; (2) to determine the impact of BiovaxID on molecular remission in FL patients; (3) to evaluate the ability of BiovaxID to generate an immune response against autologous tumor; (4) to determine and compare the overall survival (OS) of subjects randomized to receive either treatment assignment; and (5) to evaluate the safety of BiovaxID administered with GM-CSF.

Biopsy, Chemotherapy, and Immune Recovery

Prior to chemotherapy initiation, an excisional lymph node biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material for BiovaxID production. Following this biopsy, patients were initially treated with PACE chemotherapy (a combination of prednisone, doxorubicin, cyclophosphamide, etoposide) in order to induce a complete response (CR) or a complete response unconfirmed (CRu) as measured by CT radiological scans.

The trial protocol stipulated that for all patients, an Immune Recovery Period of approximately 6 months following completion of chemotherapy was required to be completed without relapse before vaccination. The Immune Recovery Period was required in order to maximize the potential for immune response to vaccine and to avoid confounding factors from any potential lingering immunosuppressive effects of chemotherapy.

Randomization to Immune Recovery Followed By BiovaxID or Control

When the NCI designed the Phase 3 clinical trial protocol, a decision was made to randomize patients immediately after completion of chemotherapy and to not wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy successfully and were randomized.

As per the design of the study, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or Control notwithstanding the fact that they had been randomized. In the clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients relapsed during the Immune Recovery Period and were not treated with either BiovaxID or control (Figure 2).

Figure 2

Figure 2: Flow Diagram of Phase 3, double-blind, randomized clinical trial of patient-specific vaccination with BiovaxID + GM-CSF in first complete remission. 234 patients were enrolled at 14 centers and assessed for eligibility. Of those enrolled, 57 were excluded from randomization for reasons indicated. 177 patients were randomized (ITT population), of which 118 were allocated to the BiovaxID (Id-KLH + GM-CSF) arm (treatment) and 59 were allocated to the KLH + GM-CSF arm (control). Patients that failed to remain in CR/CRu (60 total) did not receive either vaccine. As a result, 76 patients were vaccinated with Id-KLH + GM-CSF and 41 were vaccinated with KLH + GM-CSF, comprising the modified ITT (mITT) population. Patients receiving less than 5 immunizations either withdrew from the study or relapsed before completion.

Trial Enrollment and The Use of Rituximab-Containing Induction Chemotherapy

During the course of the Phase 3 clinical trial, the standard of care for induction chemotherapy in FL changed to include rituximab, which reduced our ability to recruit and enroll patients into the study. In order to facilitate enrollment in the clinical trial, we amended the study protocol in 2007 to permit the use of a rituximab-containing chemotherapy regimen (CHOP-R), as induction therapy. Before patients receiving CHOP-R could be treated with BiovaxID or control, and due to the protracted enrollment, the clinical trial’s Independent Data Monitoring Committee (DMC; a committee responsible for reviewing the available unblinded clinical trial data in the study and responsible for recommendations to the sponsor and the FDA) recommended an interim analysis of the clinical trial’s endpoints and overall safety profile which resulted in the termination and halting of the trial in 2008.

In light of the recommendation of the DMC, and before any patients treated with CHOP-R had been vaccinated with BiovaxID or control, the FDA requested that we abstain from vaccinating any patients who received CHOP-R. Accordingly, we did not vaccinate any of the patients who received CHOP-R chemotherapy under the clinical trial protocol.

As of April 15, 2008, when the clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized in the Phase 3 clinical trial, which was less than the original clinical trial plan which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, we believe that the randomized nature of our trial yields a valid conclusion because its baseline characteristics were well balanced, allocation to treatment arms was concealed, and the study was double-blinded.

Results

As reported at the plenary session of the Annual Meeting of the American Society of Clinical Oncology (ASCO 2009, Orlando, FL), the patient cohort of the 177 All Randomized patients (which included 117 (66%) Treated Patients and 60 (35%) patients who were not treated) demonstrated no statistically significant difference in median DFS from randomization between treatment and control arms. At ASCO, we further reported that the 117 Treated Patients who received at least one dose of either BiovaxID or control, which represents a modified intent-to-treat population, demonstrated approximately 13.6 months of prolonged DFS. We further reported that the Treated Patient analysis satisfies the prospectively defined primary clinical trial objective. Of these 117 Treated Patients, 76 patients received at least one dose of BiovaxID (referred to as the BiovaxID Arm) and 41 patients received at least one dose of control (referred to as the Control Arm). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 mo (range 12.6-89.3 mo), a statistically significant improvement of 13.6 months was observed in the disease-free survival between patients in the BiovaxID Arm (44.2 mo), versus the Control arm (30.6 mo) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of overall survival (OS) has not yet been reached for either group due to the length of follow-up to date.

We are currently preparing for discussions with the FDA regarding marketing approval of BiovaxID for the treatment of FL. Biovest’s pending reorganization under Chapter 11, which commenced in November 2008, resulted in a delay in Biovest’s planned meetings with the FDA. Additionally, we wanted to examine patient tissue samples from the Phase 3 clinical trial to determine and report to the FDA certain secondary endpoints including molecular remission and immune response because molecular and immune response data reported in the Phase 2 clinical trial discussed above was very encouraging (Nature Medicine October 1999). We have not yet conducted this analysis due primarily to delays related to various internal policies and laws concerning patients’ confidentiality at the NCI where the patient tissue samples are held. We believe that these administrative issues have recently been resolved and that the desired analysis will commence shortly. We anticipate conducting such meetings with the FDA in 2010.

Mantle Cell Lymphoma (MCL)

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received six cycles of EPOCH-R (which is an immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved complete response (CR) and 8% achieved partial response (PR). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with KLH on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and 6 months starting at least 3 months post-chemotherapy.

The results of our MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the OS was 89%, the median event-free survival (EFS) was 22 months, and five patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this trial were minimal and comparable to the toxicities observed in the FL studies. These were limited mostly to injection site reactions, similar to those reported in the Phase 2 and Phase 3 FL clinical trials.

On May 13, 2010, we submitted an application to the FDA seeking Orphan Drug designation for BiovaxID to treat MCL. We believe that Orphan Drug designation may be granted for BiovaxID to treat MCL because Orphan Drug designations are largely based on the prevalence of the disease and MCL is within the designated prevalence levels. We are also preparing to submit applications seeking Orphan Drug designation from the EMEA and “Fast Track” status from the FDA. Once our Orphan Drug application is concluded, we plan to meet with the FDA to discuss the data from the MCL Phase 2 clinical trial supported by the data from the Phase 2 and Phase 3 clinical trials in FL and the pathway for marketing approval for BiovaxID to treat MCL.

Proprietary Rights to BiovaxID®

As a result of Orphan Drug designation for the treatment of FL, we have seven years of market exclusivity in the U.S. from the date of FDA marketing approval. We have ten years of market exclusivity in Europe as a result of Orphan Medicinal Product designation for the treatment of FL by the EMEA.

In addition to market exclusivity based on governmental regulation, we shall rely on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and our ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, we have filed an international patent application (PCT) relating to methods of treatment using our vaccine. In addition, we have filed U.S. and foreign patent applications relating to certain features of the AutovaxID instrument used in the production of the vaccine. Our proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. We believe that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. We have been granted the registration of the trademark BiovaxID.

BiovaxID is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford University (Stanford). This is significant, because we believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID® Manufacturing Process and Facility

Manufacturing Process

The BiovaxID production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to our facility in Minneapolis, Minnesota. At our facility, we identify the antigen idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line K6H6) from Stanford to create a hybridoma or hybrid cell.

After the creation of the hybridoma, we determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into our proprietary hollow fiber bioreactors, where they are cultured and where they secrete or produce idiotype antigen. The secreted idiotype is then collected from the cells growing in the hollow fiber reactor. After a sufficient amount of idiotype is collected for the production of an appropriate amount of the vaccine, the patient’s idiotype is purified using multi-step purification processes.

Figure 3

Figure 3: Individualized Manufacturing Process for BiovaxID immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with our proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow-fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In the Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

We use a method known as “hollow-fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID. Hollow-fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow-fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. We believe that hollow-fiber technology permits the harvest of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow-fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

After manufacture and purification, the resulting purified idiotype is then conjugated, or joined together, with KLH, to create the vaccine. KLH is a foreign carrier protein that is used to improve the immunogenicity, or ability to evoke an immune response, of the tumor-specific idiotype. The vaccine is then frozen and shipped to the treating physician. At the treating physician’s office, the vaccine is thawed and injected into the patient.

The vaccine is administered in conjunction with granulocyte macrophage colony- stimulating factor (GM-CSF), a natural immune system growth factor that is administered with an idiotype to stimulate the immune system and increase the response to the idiotype. In the clinical trials patients were administered five monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

We estimate that an average of 3 months is required to manufacture each vaccine which for most patients may over-lap the time period when induction chemotherapy is being administered. While the manufacturing process for the BiovaxID vaccine is highly personalized to each patient and somewhat complex, we consider it to be highly controlled and predictable. During the Phase 3 clinical trial we experienced an approximately 95% success rate in manufacturing vaccines with the most common reason for a failure to successfully produce a patient’s vaccine being attributed to the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process.

Manufacturing Facility

BiovaxID is a personalized medicine which is produced separately for each individual patient through a laboratory process based on the patient’s own tumor cells derived by biopsy. Following regulatory approval of BiovaxID, we plan to produce BiovaxID in our existing facility located in Minneapolis, Minnesota. In order to facilitate the regulatory process, we are preparing a dedicated suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory process advances toward completion, we anticipate expanding our manufacturing facility as required to meet anticipated commercial requirements. During the Phase 3 clinical trial, BiovaxID was produced at our facility in Worcester, Massachusetts. Because we have relocated the site of the manufacturing process to our Minneapolis facility following the clinical trials and because we are expanding that facility, we are currently in the process of demonstrating to the FDA that the product under these new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement will also apply to future expansions of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful commercialization of the vaccine. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID instrument. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

Instruments and Disposables

We sell hollow fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

AUTOVAXID™

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. We plan to utilize the AutovaxID technology to streamline commercial manufacture of our proprietary anti-cancer vaccine, BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with U.S. Food and Drug Administration Good Manufacturing Practices (GMPs). In September 2009, we entered into a contract with the U.S. Department of Defense (“DoD”) to further develop and modify the AutovaxID instrument including for purposes of applying this technology to applications of potential military interest, including research and production of antiviral vaccines such as those targeting influenzas.

PRIMER HF®

The Primer HF is a low cost hollow fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

MINI MAX®

The miniMax provides the flexibility and technology needed to support optimization studies and research scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with microprocessor controller, self-contained incubator, and pump panel. The miniMax is an economical tool for researching scale-up processes and producing small quantities of protein of up to 10 grams per month.

MAXIMIZER®

The Maximizer provides maximum flexibility to support optimization studies and pilot scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with validated microprocessor controller, self-contained incubator, and pump panel. With production rates up to one gram a day, the Maximizer is a tool for process development and production.

XCELLERATOR™

The XCellerator is a self-standing floor system containing an incubator and refrigerator section, control fixtures and pump panel. Each Xcellerator supports two independent flowpaths, is controlled by a process control computer and has the capability of remote monitoring. The combined features of the XCellerator support production of 60-500 grams of protein per month, per XCellerator unit.

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with our instruments. Revenues from such disposable products represented approximately 46% and 32% of our total revenue from this business segment for the fiscal years ended September 30, 2008 and 2007 respectively.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

We manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $2.0 million (approximately 37%) and $2.4 million (approximately 47%) in revenues for the fiscal years ended September 30, 2008, and 2007 respectively.

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

COMPETITION FOR BIOVAXID

If approved, BiovaxID® will be required to compete with currently approved therapies, as well as therapies which may be approved in the future. There are currently no approved therapies which use BiovaxID’s mode of action, which is to induce an adaptive, specific and durable immune response to identify and eradicate the residual lymphoma cells remaining after a patient achieves remission in an effort to extend that remission or avoid relapse. BiovaxID is a therapy designed to be administered to lymphoma patients who have achieved complete remission after initial chemotherapy treatment. BiovaxID represents a new treatment approach which utilizes the biology of lymphoma to selectively stimulate the patient’s own immune system to identify and kill cancerous B-cells that we believe may optimize and complement existing therapies.

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines (MyVaxTM developed by Genitope Corporation and Specifid™ developed by Favrille, Inc.) which were studied in Phase 3 trials in FL patients did not report statistically significant clinical benefit. There are fundamental structural differences between BiovaxID and the personalized cancer vaccines developed by Genitope Corporation and Favrille, Inc., as well as with regards to the clinical trial designs under which the clinical efficacy of these vaccines were tested, which we believe explain why BiovaxID achieved significant clinical benefit while the other vaccines did not.

Chemotherapy and monoclonal antibodies are widely used for the treatment of FL. Although chemotherapy and monoclonal antibodies can substantially reduce the tumor mass and in most instances achieve clinical remission, the remission is generally of limited duration. FL patients generally relapse and the cancer usually becomes increasingly resistant to further chemotherapy treatments. The patient’s response to therapy becomes briefer and weaker with each additional course of therapy, that eventually further chemotherapy would offer no clinical benefit.

A number of passive immunotherapies, such as rituximab and radioimmunotherapeutic agents (radioisotopes linked to monoclonal antibodies), are approved by the FDA for the treatment of FL. A monoclonal antibody is a type of antibody produced in large quantity that is specific to an antigen that is expressed by tumor cells but may also be expressed by at least some normal cells. These therapies have been used as primary treatment and also as part of combination induction therapy including chemotherapy and rituximab based therapy is considered to be the standard of care to treat FL. In an effort to prolong the duration of the clinical remission monoclonal antibodies have increasingly been used as maintenance therapies; however, such treatments are “off-label” and no maintenance therapy is currently FDA approved to treat FL. Supplemental marketing applications have been filed with the FDA and EMEA in 2010 to expand the indication for rituximab to include its use as a maintenance therapy for NHL, and it is anticipated that such approvals will be granted. However, the prolonged use of rituximab results in a substantial proportion of patients becoming non-responsive to rituximab-based therapy over time.

Generally, these therapies do not provide unlimited remissions for most patients. Rituximab has a different mode of action from BiovaxID and we are developing BiovaxID as a new therapeutic approach to treat FL. We believe that BiovaxID may be consistent with and additive to therapies based on rituximab.

If BiovaxID is approved for treatment of MCL, it will be required to compete with other approved and/or development therapies for the treatment of MCL. There are currently no FDA-approved therapies for the first line treatment of MCL and the only approved therapy, bortezomib (Velcade®) is indicated for patients in relapse.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have four (4) issued United States patents. Additionally, we have filed several patent applications that are pending. The expiration dates of our presently issued United States patents range from October 2011 to November 2017. A list of our active U.S. patents and published U.S. and foreign patent applications are as follows:

Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
5,998,184	BASKET-TYPE BIOREACTOR by Yuan Shi	Oct. 8, 1997/Dec. 7, 1999	Oct. 8, 2017

5,330,915	PRESSURE CONTROL SYSTEM FOR A BIOREACTOR by John R. Wilson	Oct. 18, 1991/Jul. 19, 1994	Oct. 18, 2011

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Publication No.	Title and Inventor(s)	Filing Date/Publication Date
US 2009/0215022	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Aug. 27, 2009

US 2009/0269841	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	Nov. 20, 2008/Oct. 29, 2009

EP 2027247	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	May 21, 2007/Feb. 25, 2009

EP 2029722	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Mar. 4, 2009

WO 2010/042644	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES by Angelos M. Stergiou et al.	Oct. 7, 2009/Apr. 15, 2010

WO 2010/048417	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2010

We also possess licensed intellectual property used in the development and manufacture of BiovaxID. BiovaxID is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford. This is significant, because we believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

Additionally, we consider trademarks to be important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We have registered the trademark BiovaxID® in connection with our therapeutic cancer vaccine. We plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, including seeking protection of our trademarks internationally.

GOVERNMENT REGULATION

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and diagnostic products produced from biologic processes). The principal FDA regulations that pertain to our cell production activity include, but are not limited to 21CFR Parts 600 and 610 – General Biological Products and Standards; 21 CFR Parts 210 and 211 – current Good Manufacturing Practices for Finished Pharmaceuticals; 21 CFR Part 820 – Quality System Regulations (medical devices); and 21 CFR Part 58 – Good Laboratory Practice for Non-Clinical Laboratory Studies. FDA’s guidelines include controls over procedures and systems related to the production of mammalian proteins and quality control testing of any new biological drug or product intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products). FDA guidelines are intended to assure that the biological drug or product meets the requirements through rigorous testing with respect to safety, efficacy, and meet the purity characteristics for identity and strength. FDA approvals for the use of new biological drugs or products (that can never be assured) require several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products (biological drug or product) are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

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

As we currently do business in a significant number of countries, in addition to the requirements of the FDA, we are subject to the regulations of other countries and governmental agencies which apply to our goods and services when sold in their jurisdiction.

We are subject to various regulations regarding handling and disposal of potentially hazardous materials, wastes and chemicals such as cells and their secreted waste products, including those enforced by the Environmental Protection Agency and various state and local agencies.

INSURANCE

We may be exposed to potential product liability claims by users of our products. We presently maintain product liability insurance coverage, in connection with our systems and other products and services, in amounts which we believe to be adequate and on acceptable terms.

Although, we believe that our current level of coverage is adequate to protect our business from foreseeable product liability and clinical trial claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract production services. There can be no assurance; however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations. Our cell culture production services may expose us to potential risk of liability. We seek to obtain agreements from contract production customers to mitigate such potential liability and to indemnify us under certain circumstances. There can be no assurance, however, that we will be successful in obtaining such agreements or that such indemnification, if obtained, will adequately protect us against potential claims.

The terms and conditions of our sales and instruments include provisions which are intended to limit our liability for indirect, special, incidental or consequential damages.

EMPLOYEES

As of September 30, 2008, we had 24 employees, including four in research and development, five in manufacturing and quality control, six in contract production services, one in marketing and sales, four in management, and six in finance, accounting, administrative, and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory. None of our employees is covered by a collective bargaining agreement.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

PROPERTIES

We lease approximately 35,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and we continue to occupy this facility on a month-to-month basis with a long-term lease currently being negotiated which is expected to include improvements to the facility to provide a dedicated laboratory space for the production of BiovaxID and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

We leased approximately 17,000 square feet in Worcester, Massachusetts, which we used for BiovaxID production, contract cell production, offices, and storage. We had extended our lease term on this facility through February 28, 2010. Subsequent to the period of this report, on December 8, 2008, the Bankruptcy Court in our Chapter 11 proceeding entered an Order confirming the rejection of this Worcester lease, and we no longer occupy these premises.

We leased approximately 24,000 square feet in St. Louis, Missouri under a three year lease term which runs through January 2010. Subsequent to the period of this report, on December 1, 2008, we amended our lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, we terminated the lease.

We anticipate that our facilities will meet our needs during fiscal 2009. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

ITEM 1A.	RISK FACTORS

Risk Factors

Statements in this annual report on Form 10-K not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The under lying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

We have a history of operating losses and expect to incur further losses.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2008, 2007, and 2006, we reported net losses of $20.6 million, $44.3 million, and $13.7 million respectively and negative cash flow from operating activities of $8.3 million, $10.8 million, and $9.7 million, respectively. As of September 30, 2008, we have an aggregate accumulated deficit of $117 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the clinical trials for BiovaxID®. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our financial statements for the 2008 fiscal year indicated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our financial statements for the 2009 and 2010 fiscal years.

Our ability to achieve and sustain profitability is to a large degree dependent on obtaining regulatory approval to market BiovaxID®. We may not be successful in our efforts to develop and commercialize BiovaxID. Moreover, our operations may not be profitable even if BiovaxID is commercialized.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of September 30, 2008, we had a working capital deficit of $35.1 million. We expect to continue to incur substantial net operating losses at least until BiovaxID® receives marketing approval, which may never occur. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered certified public accountants, Cherry, Bekaert and Holland, LLP, have indicated, in their report to our 2008 financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $20.6 million, $44.3 million, and $13.7 million in 2008, 2007 and 2006, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2009 are anticipated to be insufficient to finance operations without funding from other sources. We have had difficulty in meeting our cash requirements. We have, in-part, met our cash requirements through proceeds from our cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), and by trade-vendor credit. There can be no assurances that management will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We have not filed required annual or quarterly SEC reports since October 2008

Our common stock is registered under the Exchange Act. Section 13(a) of the Exchange Act requires that we file with the Securities and Exchange Commission current and accurate information in annual reports and quarterly reports. Until the acceptance of this filing and the filing of the remainder of the delinquent periodic reports, we are delinquent in several of our periodic filing obligations, including not having filed our annual reports for the 2008 and 2009 fiscal years and our quarterly reports for the 2008, 2009 and 2010 fiscal years. A company that has not filed all of its Section 13 reports is not considered “current” in its Exchange Act reporting. Delinquent filers do not satisfy the current public information requirement of Securities Act Rule 144(c)(1) or the reporting issuer definition of Rule 902(l) of Regulation S. Furthermore, the Securities and Exchange Commission may pursue an enforcement action against delinquent filers, such as an administrative proceeding to suspend trading pursuant to Section (12)(k) of the Exchange Act, or a civil action seeking an injunction, and/or civil monetary penalties against the delinquent filers and/or its directors. At the present time, we cannot say what, if any, action the Securities and Exchange Commission may take against us; however, any such action could have an adverse impact on the Reorganized Parent and the Reorganization Plan.

We will need substantial additional financing but our access to capital funding is uncertain.

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (Accentia). The aggregate investment commitment received from Accentia was $20.0 million. Additionally, Accentia has loaned us or otherwise paid on our behalf an additional $11.8 million through September 30, 2008, as represented by three secured demand promissory notes. We have been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to us. Additionally, we have borrowed funds from third parties. Furthermore, because much of this indebtedness is secured by all of our assets, including the assets of our subsidiaries, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. In addition, we are obligated to pay royalties which will reduce profit.

Our ability to continue present operations is dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine and our AutovaxID™ equipment line. We are exploring various financing alternatives, and have hired investment consultants to assist in these efforts. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

There is a high risk of failure because we are trying to develop a new anti-cancer vaccine.

We are pursuing a novel patient specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our vaccine is subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

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

Drug development, including clinical trials required for governmental approval, is expensive and new drugs have a high risk of failure. Based on results at any stage of development, including later-stage clinical trials and our inability to bear the related costs associated with product development or product production or marketing, we may decide to discontinue development or clinical trial at any time.

Preparing for and processing the Biologics License Application (BLA) for BiovaxID will be expensive and time consuming. The FDA response to any application is uncertain and the FDA may reject or deny the application, or may impose additional requirements. Such additional requirements may be expensive and/or time consuming, and meeting these additional requirements may be difficult or impossible.

We might be unable to manufacture our vaccine on a commercial scale.

Assuming approval of BiovaxID®, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product and cause us to fail.

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

Because the product development and the regulatory approval process for BiovaxID® will be expensive and its outcome is uncertain, we must incur substantial expenses that might not result in any viable product and the process could take longer than expected.

Regulatory approval of a pharmaceutical product is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of our vaccine, we must demonstrate that BiovaxID is safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

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

Clinical trials conducted by us or by third parties on our behalf might not demonstrate sufficient safety, efficacy or statistical significance to obtain the requisite regulatory approval for our products. Regulatory authorities might not permit us to undertake any additional clinical trials for our product candidates.

We have completed a single Phase 3 clinical trial for BiovaxID; however, we cannot be certain that FDA will not require additional clinical trials, either prior to or in conjunction with approval of BiovaxID. Our initial Phase 3 clinical trial spanned approximately eight years and the completion of any required additional clinical trials would likely take a significant number of years. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes, we forecast the commencement and completion of clinical development, and have included many of those forecasts in reports filed with the Securities and Exchange Commission and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment. These delays may recur. Our rate of completion of development efforts could be delayed by many factors. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in vaccine development and the regulatory process.

We cannot predict the impact, if any, that “Fast Track” designation will have on the regulatory approval process for BiovaxID®.

The FDA has granted “Fast Track” review designation to BiovaxID for the indication of FL, which means that this product may be eligible for expedited review procedures by the FDA. However, we cannot predict the impact, if any, that Fast Track designation will actually have on the duration of the regulatory approval process for this product candidate, and the FDA may deny regulatory approval of this product candidate notwithstanding its Fast Track designation.

We may experience difficulties in manufacturing BiovaxID® or in obtaining approval of the change in manufacturing site from the FDA, which could prevent or delay us in the commercialization of BiovaxID.

Manufacturing BiovaxID is complex and requires coordination internally among our employees, as well as, externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing BiovaxID, including:

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

If we experience any difficulties in manufacturing BiovaxID, the commercialization of BiovaxID may be delayed, resulting in delays in generating revenue and increased costs.

In addition, because we have relocated the site of the manufacturing process to our Minneapolis facility following the clinical trials we are required to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis facility as well as future expansions of the manufacturing facilities, such as the possible expansion to additional facilities that may be required for successful commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID instrument.

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

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market BiovaxID.

The extent to which we develop and commercialize BiovaxID will depend on our ability to:

•	complete required clinical trials;

•	obtain necessary regulatory approvals;

•	Establish, or contract for, required manufacturing capacity; and

•	Establish, or contract for, sales and marketing resources.

We have limited experience with these activities and might not be successful in the trials, product development or commercialization.

Competing technologies may adversely affect us.

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, including its anticipated pending expanded approval as a NHL maintenance therapy, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our proposed vaccine. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

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

Our clinical trials for BiovaxID® may not be regarded by the FDA or other regulatory authorities as conclusive, and we may decide, or regulators may require us, to conduct additional clinical testing for this product candidate or cease our trials.

In April 2008, we closed our only Phase 3 clinical trial of BiovaxID® with 234 patients enrolled instead of the 563 patients anticipated to be enrolled pursuant to our clinical trial protocol. We announced clinical results based upon a relatively smaller number of patients. Additionally, our only Phase 3 clinical trial enrolled or randomized patients before their treatment with BiovaxID or control resulting in a significant number of patients being randomized but not treated with either BiovaxID or control because of failure to maintain compliance with protocol requirements including maintenance of complete remission. We do not know if the design of our Phase 3 clinical trial or an evaluation, which is limited to only patients that received at least one dose of BiovaxID or control, will be acceptable to the FDA for demonstrating sufficient safety and efficacy required to obtain marketing approval.

While the Phase 3 clinical trial reported clinical benefit that was statistically significant (p-value of 0.045) in patients receiving at least one dose of BiovaxID or control, the results did not achieve “high” statistical significance which is generally considered to be a p-value of 0.01 or better. While it is not required, it is not uncommon for the FDA to require a second confirming Phase 3 clinical trial, when “high” statistical significance has not been demonstrated. We do not know whether our existing or future clinical trials will be considered by the FDA and/or other regulatory authorities to sufficiently demonstrate safety and efficacy to result in marketing approval. Because our clinical trials for BiovaxID may be considered to be inconclusive, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for this product or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidate.

The ongoing detailed analysis being performed in our clinical trials for BiovaxID® may produce negative or inconclusive results and may delay our efforts to obtain approval for this product.

We are currently engaged in performing detailed analyses of the safety and efficacy data generated by our Phase 3 clinical trial of BiovaxID in FL and our Phase 2 clinical trial in MCL. We cannot predict with certainty the results of the analyses, and if the results are negative or inconclusive we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for BiovaxID for FL, MCL or both, or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs.

The clinical trials for BiovaxID® have demonstrated that certain side effects may be associated with this treatment, and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

We cannot guarantee that our current or future trials for BiovaxID will not demonstrate additional adverse side effects that may delay or even preclude regulatory approval. Even if BiovaxID receives regulatory approval, if we or others identify previously unknown side effects following approval, regulatory approval could be withdrawn and sales of BiovaxID could be significantly reduced.

Inability to obtain regulatory approval for our BiovaxID manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

Before we can obtain FDA approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the FDA. Therefore, before we can obtain the FDA approval necessary to allow us to begin commercially manufacturing BiovaxID®, we must pass a pre-approval inspection of our BiovaxID manufacturing facility by the FDA. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving our vaccines, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell BiovaxID.

In order to commercialize BiovaxID, we will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, local, and FDA regulations may be higher than we anticipate. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business. In general, the FDA views cGMP standards as being more rigorously applied as products move forward in development and commercialization. In seeking to comply with these standards, we may encounter problems with, among other things, controlling costs and quality control and assurance. It may be difficult to maintain compliance with cGMP standards as the development and commercialization of BiovaxID progresses, if it progresses.

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

We cannot predict the impact, if any, that “Orphan Drug” exclusivity status will have on the regulatory approval process for BiovaxID®.

In October 2009, the FDA granted Orphan Drug designation to BiovaxID for the treatment of FL. Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. After the FDA grants Orphan Drug designation to a product, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances such as greater effectiveness, greater safety, major contribution to patient care, or inadequate supply.

Even though it has been designated as an Orphan Drug, BiovaxID may not be approved, or may not be approved before other applications, or granted orphan drug exclusivity if approved. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidate before we do or even if we do not obtain such status, in which case we would be excluded from that market if the FDA deems the competitive drug to be the same drug as BiovaxID. Even though we obtained orphan drug exclusivity for BiovaxID for FL, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

We anticipate submitting an application for Orphan Drug designation for BiovaxID for the treatment of MCL. We cannot predict whether Orphan Drug designation will be granted for BiovaxID for the treatment of MCL, and if granted, we cannot predict the impact, if any, that Orphan Drug designation will have on the regulatory approval process for BiovaxID in MCL

We are not able to prevent third parties, including potential competitors, from developing and selling an anti-cancer vaccine for NHL having the same composition of matter as BiovaxID®.

Our BiovaxID vaccine is based on research and studies conducted at Stanford and the NCI. As a result of published studies, the concept of the vaccine and its composition of matter are in the public domain and cannot be patented by us, the NCI, or any other party. We have filed a PCT patent application on the type of cell media that is used to grow cell cultures in the production of our vaccine, and we have filed a PCT patent application on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. We have obtained and exclusive world-wide license for use of a proprietary cell line which we use to manufacture BiovaxID, but we cannot be certain that we will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. We cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. For example, Bayer Innovation GmbH has commenced a Phase 1 clinical trial for its autologous anti-idiotype lymphoma vaccine produced in a tobacco plant cell line.

Several companies, such as Genentech, Inc., Corixa Corporation, Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan®, a monoclonal antibody, and Zevalin® and Bexxar®, which are passive radioimmunotherapy products. Passive immunotherapies, particularly the monoclonal antibody Rituxan, are well accepted and established in the treatment of NHL and as such will impact both regulatory considerations and market penetration.

We currently depend on a sole-source supplier for KLH, a critical raw material used in the manufacture of BiovaxID®, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID.

We currently depend on single source suppliers for critical raw materials used in BiovaxID and other components used in the manufacturing process and required for the administration of BiovaxID. In particular, manufacturing of BiovaxID requires keyhole limpet hemocyanin, or KLH, a foreign carrier protein. We purchase KLH from BioSyn Arzneimittel GmbH, or BioSyn, a single source supplier. We have entered into a supply agreement with BioSyn, pursuant to which BioSyn has agreed to supply us with KLH. The supply agreement has an initial term of three years and is renewable for indefinite additional terms of five years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Under this agreement, BioSyn is not contractually obligated to supply us with the amounts of KLH necessary for commercialization. We have become aware of additional suppliers who now market KLH, but we have not yet established a relationship with these suppliers and have not performed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

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

If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of BiovaxID could be interrupted for an extended period of time, which may delay commercialization of BiovaxID. If, we are unable to obtain adequate amounts of these components, we may be required to obtain regulatory clearance from the FDA to use different components that may not be as safe or as effective. As a result, regulatory approval of BiovaxID may be suspended or delayed or may not be received at all. All these delays could cause delays in commercialization of BiovaxID, delays in our ability to generate revenue from BiovaxID, and increased costs.

Other than BioSyn and Berlex, we are not dependent on any sole-source suppliers.

The NCI is not precluded from working with other companies on developing products that are competitive with BiovaxID®.

Our BiovaxID vaccine is based on research and studies conducted at Stanford and the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, we were a party to a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent FL. We gave notice of termination of the CRADA in September 2006. Although the NCI transferred sponsorship of the IND for BiovaxID to us in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent FL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under our prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID. Additionally, through their partnership with the NCI, these companies could develop immunotherapies for other forms of cancer that may serve as barriers to any future products that we may develop for such indications.

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

There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Potential future litigation could result in substantial costs and the diversion of management’s efforts regardless of the merits or result of the litigation. Additionally, from time to time we may engage in the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, and related administrative proceedings that can result in our patent position being limited or in substantial expense to us and significant diversion of effort by our technical and management personnel. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the United States, which could subject us to additional difficulties in protecting our intellectual property in those countries.

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

Our success will depend on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and biopharmaceutical companies, as well as, among other organizations and companies, academic institutions and government entities, for highly skilled scientific and management personnel is intense. There is no guarantee that we will be successful in retaining our existing personnel or advisors, or in attracting additional qualified employees. If we fail to acquire personnel or if we lose existing personnel, our business could be seriously interrupted.

We do not expect to pay any dividends.

We have not declared or paid cash dividends since our inception. We currently intend to retain all of our earnings to finance future growth and therefore do not expect to declare or pay cash dividends in the foreseeable future.

Our tax-loss carryforwards are subject to restrictions.

As of September 30, 2008, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of approximately $53.9 million (which will begin to expire in 2021) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

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

Our manufacturing, clinical laboratory, and research and development processes involve the storage, use and disposal of hazardous substances, including hazardous chemicals and biological hazardous materials. Because we handle biohazardous waste with respect to our contract production services, we are required to conform to our customers’ procedures and processes to the standards set by the EPA, as well as those of local environmental protection authorities. Accordingly, we are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety and environmental management practices and procedures for handling and disposing of these hazardous materials are in accordance with good industry practice and comply with applicable laws, permits, licenses and regulations, the risk of accidental environmental or human contamination or injury from the release or exposure of hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, including environmental clean-up or decontamination costs, and any such liability could exceed the limits of, or fall outside the coverage of, our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental and public and workplace safety and health laws and regulations.

The availability and amount of reimbursement for BiovaxID and the manner in which government and private payers may reimburse for BiovaxID is uncertain.

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms.

We expect that many of the patients who seek treatment with BiovaxID if approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change.

Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Modernization Act”), enacted in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for BiovaxID, if it is approved for sale. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell BiovaxID will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell BiovaxID, if approved.

Federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before BiovaxID is potentially approved for marketing. It is difficult to predict which, if any, of these proposals will be enacted, and, if so, when. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes BiovaxID unaffordable.

In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider BiovaxID to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products. We are unable to predict what impact the Medicare Modernization Act or other future regulation or third party payer initiatives, if any, relating to reimbursement for BiovaxID will have on sales of BiovaxID, if approved for sale.

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country. All of these factors could adversely impact our ability to successfully commercialize BiovaxID in these jurisdictions.

Even if approved, BiovaxID may be subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. We may also be required to undertake post-marketing clinical trials. There may be monetary penalties if post-approval requirements are not fulfilled. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required.

We have limited experience attempting to comply with public company obligations, including Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.

In addition, the registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting if certain criteria are met. The report of management is included in the Annual Report on Form 10-K. We are not yet required to include the attestation report of our registered public accounting firm as we have not yet met the criteria triggering this requirement. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is quoted on the OTC Pink Sheets.

Our common stock is quoted on the OTC Pink Sheets as opposed to a larger or better accepted market. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

We are also subject to a Securities and Exchange Commission rule that, if we fail to meet certain criteria set forth in such rule, the rule imposes various sales practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell our securities and may affect the ability of our stockholders to buy and sell our securities in the secondary market. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of our common stock and have a material adverse effect on the trading market for our securities.

The price of our stock may be highly volatile.

The market price for our common stock is likely to fluctuate due to factors unique to us or arising out of the highly volatile market prices of securities of biotechnology companies. Our shareholders may not be able to resell shares of our common stock following periods of volatility. In addition, our shareholders may not be able to resell shares at or above their purchase price.

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

As of September 30, 2008, Accentia owned a majority of our outstanding shares of common stock. Accentia exerts significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

We may be unable to obtain necessary additional financing.

The capital requirements for our operations have been and will continue to be significant. Our ability to generate cash from operations is dependent upon, among other things, increased demand for our products and services and the successful development of direct marketing and product distribution capabilities. There can be no assurance that we will have sufficient capital resources to implement our business plan and we may need additional external debt and/or equity financing to fund our future operations. In addition, there can be no assurance that we will be able to obtain the funds necessary to conduct future operations.

There may not be a market for our common Stock.

Upon demonstrating compliance with SEC financial reporting requirements, we will be eligible to list on the OTCQB™ marketplace which was launched in April 2010 by Pink OTC Markets, Inc. to better distinguish OTC securities that are registered and reporting with U.S. regulators. However, our shares are not listed on the OTC Bulletin Board or any other trading market. In order for us to qualify for listing on the OTC Bulletin Board, a market maker must complete and submit the appropriate applications to Financial Industry Regulatory Authority (“FINRA”) for potential approval. There are no assurances that a market maker will be willing to submit such an application or, if submitted, that FINRA will approve it. Accordingly, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade. The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

No Independent Valuation.

No investment banker or underwriter has been retained to value our common stock. We have not attempted to make any estimate of the prices at which our common stock may trade in the market. Moreover, there can be no assurance given as to the market prices that will prevail.

Dilution.

It is possible that we will need to issue additional shares of common stock or securities or warrants convertible into such shares in order to raise additional equity. In such event, our stockholders could suffer significant dilution.

We have filed a Petition for Reorganization pursuant to Chapter 11.

On November 10, 2008, we, along with our parent company, Accentia, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor in possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with a viable plan for reorganization (the “Plan”) and with adequate liquidity. We cannot be certain that we will be successful in formulating or filing an acceptable Plan, or that any such Plan we do file with the Bankruptcy Court will be confirmed by the Bankruptcy Court or successfully implemented by us.

We may not be able to obtain confirmation of the Plan.

As a debtor seeking confirmation of our Plan, we may not receive the requisite acceptances from our creditors to confirm such Plan. If the requisite acceptances of our Plan are received, we intend to seek confirmation of the Plan by the Bankruptcy Court. If the requisite acceptances of our Plan are not received, we may nevertheless seek confirmation of the Plan notwithstanding the existence of a dissenting class or classes of creditors. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code if the Plan satisfies Section 1129(b) of the Bankruptcy Code. To confirm a plan over the objection of a dissenting class, the Bankruptcy Court also must find that at least one impaired class (which cannot be an “insider” class) has accepted the plan.

Even if the requisite acceptances of our proposed Plan are received, the Bankruptcy Court is not obligated to confirm the Plan as proposed. A dissenting holder of a claim against us could challenge the balloting procedures as not being in compliance with the Bankruptcy Code, which could mean that the results of the balloting may be invalid. If the Bankruptcy Court determined that the balloting procedures were appropriate and the results were valid, the Bankruptcy Court could still decline to confirm the Plan, if the Bankruptcy Court found that any of the statutory requirements for confirmation had not been met.

If our Plan is not confirmed by the Bankruptcy Court: (a) we may not be able to reorganize our businesses; (b) the distributions that holders of claims ultimately would receive, if any, with respect to their claims are uncertain; and (c) there is no assurance that we will be able to successfully develop, prosecute, confirm, and consummate an alternative plan that will be acceptable to the Bankruptcy Court and the holders of claims. It is also possible that third parties may seek and obtain approval from the Bankruptcy Court to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization.

Our emergence from Chapter 11 of the Bankruptcy Code is not assured.

While we expect to emerge from Chapter 11 of the Bankruptcy Code, there can be no assurance that we will successfully reorganize or when this reorganization will occur, irrespective of our obtaining confirmation of the Plan.

The conditions precedent to the effective date of the Plan may not occur.

As more fully set forth in the Plan we have filed with the Bankruptcy Court, the effective date of the Plan is subject to a number of conditions precedent, including a final order of confirmation of our Plan, and the plan of our parent company, Accentia, by the Bankruptcy Court. If such conditions precedent are not met or waived, the Plan will not become effective.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 35,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and we continue to occupy this facility on a month-to-month basis with a long-term lease currently being negotiated which is expected to include improvements to the facility to provide a dedicated laboratory space for production of BiovaxID and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

We leased approximately 17,000 square feet in Worcester, Massachusetts, which we used for BiovaxID production, contract cell production, offices, and storage. We had extended our lease term on this facility through February 28, 2010. Subsequent to the period of this report, on December 8, 2008, the Bankruptcy Court in our Chapter 11 proceeding entered an Order confirming the rejection of this Worcester lease, and we no longer occupy these premises.

We leased approximately 24,000 square feet in St. Louis, Missouri under a three year lease term which runs through January 2010. Subsequent to the period of this report, on December 1, 2008, we amended our lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, we terminated the lease.

We anticipate that our facilities will meet our needs during fiscal 2009. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

ITEM 3.	LEGAL PROCEEDINGS

On November 10, 2008, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

On August 4, 2008, we were served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. We intend to seek to dismiss this litigation and plan to defend these claims vigorously. Upon the filing of our Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations.

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008. On October 4, 2007, we submitted the question of approval of the Biovest 2006 Equity Incentive Plan (the “Biovest 2006 Plan”) to Accentia, in its role as our majority shareholder. Accentia took shareholder action to ratify the adoption of the Biovest 2006 Plan, which action was communicated to our remaining shareholders by the filing with SEC and timely delivery to our stockholders of an Information Statement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Since August 2005 and through the last day of the period of this report, our stock has traded on the OTC Bulletin Board under the symbol, “BVTI.OB”.1

Number of Common Shareholders

As of September 30, 2008, we had approximately 96,485,000 shares of common stock outstanding which were held by approximately 400 stockholders of record.

Quarterly High / Low Company Stock Price – BVTI.OB

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the OTC Bulletin Board. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2007:
First Quarter	$1.38	$0.60
Second Quarter	$0.96	$0.38
Third Quarter	$1.04	$0.38
Fourth Quarter	$0.78	$0.44

Year Ended September 30, 2008:
First Quarter	$0.55	$0.32
Second Quarter	$0.69	$0.42

[1]	Subsequent to the period of this report, on February 18, 2009, our stock opened for trading on the Pink Sheets under the symbol, “BVTI.PK”.

Third Quarter	$1.01	$0.34
Fourth Quarter	$0.51	$0.26

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

Equity Compensation Plan Information

See Part III, Item 12 for information on our equity compensation plan.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

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

Overview

As a result of our collaboration with the National Cancer Institute (NCI), we are developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically, follicular lymphoma (FL), mantle cell lymphoma (MCL), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. This generally fatal disease arises from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under our Investigational New Drug Application (IND) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL as well as a Phase 2 clinical trial in MCL patients. We believe that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these lethal diseases. We are currently preparing for discussions with the U.S. Food and Drug Administration (FDA) and international agencies regarding regulatory approvals of BiovaxID for FL and MCL based on these clinical trials. We expect BiovaxID may also have application in other forms of B-cell lymphomas.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID™. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. We are under contract with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

Our business consists of three primary business segments: development of BiovaxID and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID and other instruments and consumables; and commercial production of cell culture products and services.

Background

The following describes our history:

We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our name was changed to Cellex Biosciences, Inc. and in 1998, we entered a bankruptcy proceeding which, in July 1999, was concluded with the confirmation of our Chapter 11 Plan of Reorganization. As of July 31, 1999, we adopted fresh start reporting in accordance with generally accepted accounting principles. Fresh-start reporting resulted in material changes to our balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the reorganization value of the ongoing business.

In May 2000, we acquired the assets of Unisyn Technologies, Inc., a competitor in hollow fiber perfusion, for a combination of shares of our stock and our assumption of certain Unisyn debts and obligations. This acquisition provided us with additional expertise and proprietary advancements in the hollow fiber perfusion process and expanded our cell culture production capability.

In September 2001, we entered into the CRADA with the NCI, for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma, which we call BiovaxID®, the IND and all responsibility for the ongoing clinical trials for BiovaxID from NCI to us until 2004. The CRADA was terminated in December 2006 and we continue to collaborate with the NCI.

In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware. In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc., a Florida corporation (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but un-issued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment received from Accentia was $20 million. We continued to be a reporting company under Section 12G of the Securities Exchange Act of 1933 following the investment of Accentia.

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

On August 7, 2006, we formed a new wholly-owned subsidiary corporation, AutovaxID, Inc. (“AutovaxID”), which is incorporated in the State of Florida and is additionally qualified to do business in the states of Minnesota and Missouri. We anticipated that this subsidiary would be used to conduct the business of manufacturing and commercially distributing our AutovaxID™ instruments. On December 8, 2006, AutovaxID became the recipient of a financing pursuant to the NMTC program based on a tax credit allocation from the City of St. Louis, Missouri, and entered into a lease for a facility in order to commence operations for the assembly, marketing and distribution of the AutovaxID™ instrument and cultureware. The NMTC investments were made through St. Louis New Markets Tax Credit Fund II, LLC, a CDE qualified for this purpose through the U.S. Department of the Treasury.

We have completed our Phase 3 clinical trial; therefore, we have shifted the regulatory strategy of our Phase 3 clinical trial of BiovaxID away from the enrollment and treatment of new patients to the analysis of the data that has been collected, which includes patients who received treatment in the clinical trial more than nine years ago and the pursuit of regulatory approval of BiovaxID. As a result of current regulatory strategy, we have reduced the costs, including personnel, administrative and facilities currently associated with the clinical trials. Upon completion of the regulatory process, we will re-assess the staff and facilities that are appropriate as we continue to pursue the FDA approval and commercial distribution of BiovaxID.

On April 17, 2007, we executed an amendment agreement with our senior lender, Laurus Master Fund, Ltd (“Laurus”), whereby we issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. In return for this royalty we were granted forbearance on past due principal and interest payments due on our promissory note dated March 31, 2006. Additionally, the future principal and interest payments that we had been required to make were rescheduled. On October 31, 2007, we entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, we were required to pay $1.8 million to Laurus on March 31, 2008. On December 10, 2007, we closed two financing transactions with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”), both Valens Funds being affiliates of Laurus. Pursuant to the December transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and later released for our use based upon an agreed schedule. The net proceeds were used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for our BiovaxID vaccine and for general working capital.

Effective as of May 30, 2008, we entered into an agreement with the Valens Funds whereby the Valens Funds agreed to extend the maturity date of the secured promissory notes from the from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, we entered into an amendment to the December 2007 Royalty Agreement with the Valens Funds (the “Royalty Amendment”) whereby the total royalty percentage due to the Valens Funds was increased from 9.0% to 15.5%.

On July 31, 2008, we again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. We also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

In the fiscal year ended September 30, 2008, we incurred significant negative cash flows and operating losses primarily as a result of our operations and continuing development activities regarding our vaccine. We expect negative operating cash flow to continue through and potentially beyond fiscal year 2009, due to budgeted costs associated with our ongoing vaccine development activities and related research, development, and clinical trial activities. Accentia has informed us that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to us. We anticipate further losses in fiscal 2009, which we anticipate will be funded by a combination of positive operating margins from our instrument sales and cell culture production operations, the sale of equity or debt securities, strategic collaborations, potential licenses both domestic and foreign, and recognized research funding programs. Although we are currently exploring various financing alternatives, there can be no assurances that we will be successful in securing such financing on acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail our commercialization efforts.

Our 2008 consolidated financial statements includes our wholly owned subsidiaries: Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC, and due to our controlling financial interest, certain variable interest entities, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment, LLC, and St. Louis New Markets Tax Credit Fund-II, LLC.

Results of Operations

Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

Revenue. Our total sales for the fiscal year ended September 30, 2008, in the core business of contract cell culture manufacturing, instrumentation and cultureware sales, were approximately $5.3 million, representing an increase in revenue from the year ended September 30, 2007 of $0.3 million or approximately 5.0%. While revenues from our cell culture segment decreased 16% from year to year, this was more than made up for by sales of our disposable units, where sales increased by 50% year over year.

Gross Margin. The overall gross margin for the fiscal year ended September 30, 2008, was relatively flat compared to the previous year. This small change (from 45% to 44%) was caused primarily by the mix of products sold.

Operating Costs and Expenses. Research and development expense for fiscal year 2008, compared to fiscal year 2007 decreased from approximately $10.2 million in 2007 to approximately $3.5 million in 2008. As we are conducting detailed analyses of the available trial data and may seek conditional approval with the FDA and EMEA as previously discussed, coupled with the limited financing available to us, we have focused on reducing our research and development expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably.

General and administrative expenses have increased $1.5 million for the year ended September 30, 2008 versus the prior year. This increase is primarily due to two non-cash transactions described as follows: 1) for the year ended September 30, 2007, we cancelled discretionary bonuses accrued for full time employees. This resulted in the reversal of approximately $0.7 million in compensation expense that had been accrued in the previous fiscal year and 2) for the year ended September 30, 2008 we granted employees and directors stock options with immediate vesting rights, resulting in an expense of approximately $1.0 million in the current fiscal year. There was no comparable expense in the prior year.

As discussed in Note 10 to the consolidated financial statements, $3.8 million was charged as a non-cash expense related to obtaining Laurus’ consent to our purchase of Accentia’s interest in Biolender, LLC and $6.6 million was charged as an operating expense in connection with the restructuring of our royalty agreement with Accentia in the prior fiscal year.

Other Income and Expense. Other expense includes a $6.6 million and $9.8 million loss incurred upon extinguishment of debt, resulting from the modification to the provisions of our debt payable to Laurus, Pulaski Bank, and certain other related parties for the years ending 2008 and 2007. The details of these transactions are discussed in Note 9 to the consolidated financial statements. Also included in the prior fiscal year and discussed in further detail in Note 10 to the consolidated financial statements is a $6.6 million loss incurred upon termination of the anti-dilution agreement with Accentia and a $1.2 million charge related to obtaining consent from one of Accentia’s lenders to permit additional advances to us by Accentia.

Other expense includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”), interest on our unsecured promissory note to Southwest Bank of St. Louis (“Southwest Bank”), interest on other long-term debt, and short-term loans from related parties. Interest expense increased from approximately $4.8 million in fiscal 2007 to $7.9 million in fiscal 2008. This increase of $3.1 million results primarily from the interest incurred and amortization of deferred finance costs on new debt issued to the Valens Funds in the amount of $8.5 million in the current fiscal year, as well as amortization of discounts on debt issued to related parties in the current year.

Certain provisions of the NMTC transactions, as well as the debt issued to Laurus and related parties in the current year, contain contingencies properly accounted for as derivative liabilities. We use various techniques to estimate the fair value of these liabilities each reporting period, including Black Scholes Merton analysis, Monte Carlo simulations, and probability based, discounted cash flow estimates. Accordingly, we incurred a $0.3 million loss on derivative liabilities in the current fiscal year, compared to a $0.2 million loss in the prior year.

Other income of $387,000 for the year ended September 30, 2008 is primarily the result of non cash gains recorded from the settlement of various professional fees below amounts previously accrued by us.

Non-Controlling interest in earnings from variable interest entities. Our net loss also includes a $0.4 million non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax credit transaction discussed in Notes 19 and 20 of the consolidated financial statements.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the year ended September 30, 2008 resulting in a net operating cash flow deficit of $8.3 million. At September 30, 2008, we had an accumulated deficit of approximately $117 million and working capital deficit of approximately $35 million. We will attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, and short-term borrowings. Additionally, upon the completion of the detailed analyses of our clinical trial, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. From 2003 until March 2007, Accentia had been a primary source of financing for us; however, provisions of certain of Accentia’s loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to us. Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and continue our ongoing produce development is dependent upon our ability to successfully complete the Chapter 11 Reorganization process and to obtain significant external funding from sources other than Accentia in the very near term, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue the evaluation of our clinical trials results and our efforts to commercialize both BiovaxID® and AutovaxID™.

Notes Payable:

Laurus Master Fund, Ltd., Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC

On October 30, 2007, we completed a financing transaction with the Valens Funds), both of which are affiliated companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2.0% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009. The maturity date of these notes was later modified as discussed below.

On October 31, 2007, we entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, we were required to pay $1.8 million to Laurus on March 31, 2008.

On December 10, 2007, we closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8.5 million and entered into royalty agreements whereby the Valens Funds have been granted 7.0% royalty interests in the worldwide net commercial sales of our biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and were released for our use based upon an agreed schedule. The net proceeds were used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for BiovaxID, and for general working capital. Effective as of May 30, 2008, we entered into an agreement with the Valens Funds whereby the Valens Funds agreed to extend the maturity date of the secured promissory notes from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, we entered into an amendment to the December 2007 Royalty Agreement with the Valens Funds (the “Royalty Amendment”) whereby the total royalty percentage due to the Valens Funds was increased from 9.0% to 15.5%.

On July 31, 2008, we again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007 and; 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. We also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

On September 22, 2008, as part of our Secured Convertible Debenture transaction described herein, we issued to Valens U.S. SPV I, LLC a secured convertible debenture in the principal amount of $0.65 million. The debentures accrue interest at 15% per annum, payable monthly, in cash, or at our option, in shares of our common stock. The debentures are secured by all of our assets and are subordinate to the existing notes outstanding to Laurus and the Valens Funds. Description of the terms of the Secured Convertible Debenture transaction is set forth below.

Pulaski Bank and Trust Company of St. Louis, MO

On January 16, 2007, we closed an amended and restated loan transaction with Pulaski Bank, which amended the Loan Agreement dated September 5, 2006, pursuant to which Pulaski Bank agreed to loan $1.0 million pursuant to an unsecured Promissory Note. We also closed on a second loan transaction with Pulaski Bank on March 22, 2007, pursuant to which Pulaski Bank agreed to loan an additional $0.75 million pursuant to a second unsecured promissory note.

Both notes, through a series of modification agreements have had their maturity dates extended to March 31, 2009. The notes can be prepaid at any time without penalty, bear interest at the prime rate (5.0% per annum at September 30, 2008) and are unsecured obligations, subordinated to our outstanding loans to Laurus and the Valens Funds. We issued Pulaski Bank 550,000 shares of our common stock as well as warrants to purchase an additional 354,167 shares of our common stock at $1.10 per share in connection with the origination and modifications of these notes.

The promissory notes are guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of our common stock, par value $0.01 per share, at an exercise price of $0.32 per share. We have agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, we have agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

Secured Convertible Debenture

On September 22, 2008, we entered into definitive agreements with three investors who are affiliates related to a private placement of our 15% Secured Convertible Debentures (the “Debentures”). The definitive documents permit us to place up to $5.0 million in principal amount of its Debentures (the “Private Placement”). We sold $1.15 million in principal amount of our Debentures to three investors, all of whom are our affiliates (the “Initial Tranche”).

The Debentures are convertible into our common stock at $0.32 per share (the “Conversion Price”) and, provided certain conditions are satisfied, we may, at our option, redeem the Debentures for an amount equal to 110% of the then outstanding principal. Each purchaser of Debentures in the Private Placement has the right to elect to be repaid in one of the following methods a) commencing six months after closing, the Debentures will be amortized through twelve equal monthly payments or b) a single lump-sum payment of all remaining outstanding principal and accrued interest shall be made on March 31, 2010. All principal amortization payments and monthly interest payments will be made in cash or we may elect to make the payments in shares of our common stock. Our ability to pay interest with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of redemption amount unless the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date. We have the ability to make payment of interest with shares of our common stock if the conditions stated herein are not met, upon the consent of the holder of the Debenture, and in that event the common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time of the amortization payment or (ii) 80% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

As a part of the Initial Tranche of the Private Placement, we issued warrants to the purchasers of the Debentures giving them the right to purchase 1,796,875 shares of our common stock at an exercise price of $0.40 per share (the “Exercise Price”). The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. Additionally, the Debentures issued in the Initial Tranche permit the holders to convert into 3,593,750 shares of our common stock.

In the event that the we issue or grant in the future any rights to purchase any of our common stock, or other securities convertible into our common stock, for an effective per share price less than the Conversion Price or in the instance of warrants the Exercise Price then in effect, the conversion price of all unconverted Debentures and the Exercise Price of all unexercised warrants will be decreased to equal such lower price. The above-described adjustments to the Conversion Price and Exercise Price for future stock issuances will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions.

In connection with the Private Placement, we entered into a Security Agreement with the debenture holders under which the obligations pursuant to the Debentures and other transaction documents are secured by a second lien in our assets.

In connection with the Private Placement, we also entered into a Registration Rights Agreement under which we are required, on or before November 3, 2008, to file a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the Debentures and warrants, or the maximum portion of such issuable shares allowable pursuant to SEC Guidance, and to use our best efforts to have the registration declared effective at the earliest date (but in no event later than 150 days after filing if there is no SEC review of the registration statement, or 165 days after filing if there is an SEC review). We shall not be required to maintain the effectiveness, or file another Registration Statement pursuant to the Registration Rights Agreement with respect to any shares that are eligible for resale without volume or manner-of-sale restrictions pursuant to Rule 144.

On September 26, 2008, we agreed to issue to two of the Purchasers in the Private Placement (both of whom are our directors) warrants to purchase a total of 625,000 shares of our common stock at an exercise price of $0.40 per share, vested immediately with a five-year term. These warrants were issued in consideration of the agreement of these Purchasers to extend the maturity date of their promissory notes certain existing promissory notes which had previously reached maturity.

Other Notes Outstanding

In addition to the Pulaski Bank, the Valens Funds and Secured Convertible Debenture notes discussed immediately above, the following notes remain outstanding as of September 30, 2008:

•

$200,000 unsecured, subordinated note payable to Southwest Bank bearing interest at prime plus 1.0% due December 26, 2008. The note can be prepaid by us at any time without penalty and requires monthly payments of interest only. The note is guaranteed by one of our officers. We have entered into an Indemnification Agreement with the guarantor whereby, we have agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender. We have issued five year warrants to purchase 109,090 shares of our common stock at $0.32 per share to this officer for his continuing guarantee of the note.

•

$300,000 non-interest bearing, unsecured, subordinated note payable to a private third-party originally due September 9, 2008. Under the original provisions of this note, we issued 947,867 shares of our common stock to the note holder on October 15, 2008. On September 9, 2008, we modified the provisions of this note, deferring maturity until October 15, 2008. We issued 375,000 warrants to purchase our common shares at a strike price of $0.40 per share to the note holder in consideration for this extension.

Related Party Transactions:

On September 11, 2007, we issued two unsecured promissory notes to two of our directors in the aggregate amount of $0.2 million. These loans bear interest at prime plus 2.0% (7.0% at June 30, 2008) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to our outstanding loans to Laurus and the Valens Funds. We issued five-year warrants to purchase 909,090 shares of our common stock at $1.10 per share in conjunction with these loans. In September 2008, these two notes were converted at the election of the holders into $0.2 million in our 15% Secured Convertible Debenture transaction described herein.

On September 26, 2007, we issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,000. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable November 30, 2008. This note is subordinated to our outstanding loans to Laurus and the Valens Funds. We issued five year warrants to purchase 25,099 shares of our common stock at $1.10 per share in conjunction with this loan.

On October 12, 2007, we issued an unsecured promissory note to one of our directors in the amount of $0.3 million. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable October 11, 2008. We issued warrants to purchase 2,727,270 shares of our common stock at $1.10 per share in conjunction with this loan. In September 2008, this note was converted at the election of the holder into $0.3 million in our 15% Secured Convertible Debenture transaction described herein.

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

On May 9, 2008, we entered into a financing transaction with one of our directors, whereby we issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds of at least $15.0 million. Interest only is payable monthly and may be paid by issuance of our restricted common stock, calculated at a price of $0.32 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into our common stock, at a conversion price equal to $0.32 per share. As part of this transaction we issued to the lender a warrant to purchase up to 2.0 million shares of our common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions. In addition, we entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions.

On June 12, 2008, we entered into a financing transaction with one of our directors, whereby we issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan we provided to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of our short term loan to Accentia in the amount of $0.2 million, we repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of our restricted common stock, calculated at a price of $0.32 per share. As part of this transaction we issued to the lender a warrant to purchase up to 400,000 shares of our common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions.

Additional Future Funding Sources:

Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources other than Accentia, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the near term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

Net Cash Flows from Operating Activities. During the fiscal year ended September 30, 2008, we incurred a net loss of $20.6 million. Included in this loss are several non-cash transactions, described as follows:

•	Compensation paid to employees and directors in the form of stock options totaled $1.5 million

•	Extinguishment losses resulting from the modification to the provisions of our outstanding debt with Laurus, the Valens Funds, Pulaski Bank, and other related parties totaled $6.6 million

•	A non-cash interest charge resulting from amortization of discounts on outstanding debt in the amount of $1.2 million

•	A non-cash charge for the issuance of warrants to certain of our directors and officers for their continuing guarantee of our outstanding debt in the amount of $3.0 million

Adjusting our net loss for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $8.3 million for the year ended September 30, 2008.

Net Cash Flows from Investing Activities. Pursuant to the terms of a transaction with the Valens Funds dated December 10, 2007 and described under notes payable above, approximately $3.3 million was deposited into a restricted bank account for our use for the year ended September 30, 2008. The full amount was released from restriction for the year ended September 30, 2008 and used for general operating and research and development expenditures.

Net Cash Flows from Financing Activities. During 2008, approximately $8.7 million was generated by financing activities. The cash generated resulted primarily from the notes issued to the Valens Funds in the amount of $8.5 million on December 10, 2007, the note issued to one of our directors in the amount of $1.0 million on May 9, 2008, as well as advances by Accentia consisting of cash loans, payments directly to third parties on our behalf, allocated inter-company expenses, and accrued interest.

New Market Tax Credit Transactions:

April 2006 NMTC Transaction2:

On April 25, 2006, our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, our majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between ourselves and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., the Company’s and Accentia’s membership interest in Biolender, LLC (“Biolender”) who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

[2]

In July 2010, we and certain of our affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all of our subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

In contemplation of Transaction I, we, formed along with Accentia, Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two directors of Accentia. On April 27, 2006, we redeemed 10.0 million shares of common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, we entered into a Purchase Agreement with Accentia whereby, we purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, we issued to Accentia 10.0 million shares of common stock, representing the negotiated value of the purchased interest.

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within five days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. We also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of our common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to us pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006, and described further below, $1.6 million was issued as a dividend to us and $1.3 million was paid to us for the BiovaxID vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4 million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $0.1 million resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to us near the maturity of the instruments at a price of $0.18 million. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $0.18 million US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.18 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid us $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we were required to treat the advance as unrestricted and non-segregated funds provided that we use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) at least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) at least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) no part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) no part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) we, along with Biovax, will operate consistently with the Asset Purchase Agreement between us and Biovax, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

We, along with, Accentia and certain member of our board of directors and Accentia’s board of directors, entered into a guarantee arrangement with the CDE for the debt service of Biovax. We have guaranteed 100% of the debt service while our directors and Accentia’s directors have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. We issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

December 2006 NMTC Transaction3

On December 8, 2006, our wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, Accentia loaned to us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, to shares of our common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, we repaid Accentia $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2008 consolidated balance sheet, and is due upon 30 days advance written notice by Accentia.

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

[3]

In July 2010, we and certain of our affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our the Guaranty, the Guaranty by our parent, Accentia, and all of our subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

In contemplation of Transaction II, Fund II was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in Fund II. Additionally, Biolender II and Fund II entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to Fund II in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from Fund II to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8.0%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

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

AutovaxID used the proceeds from the $7.7 million promissory note to pay our $6.1 million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

Transaction II was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1 million in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $0.1 million, resulting from the difference of $9.1 million in principal and interest payments received less $9.0 million in principal and interest paid over the 7.5 year term of the notes.

Biolender II and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in Fund II to us near the maturity of the instruments at a price of $0.12 million. Management has concluded that the fair value of US Bancorp’s investment in Fund II at maturity of both notes (approximately $0.1 million) would be less than the $0.12 million US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.12 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through our security agreement with Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI, and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, USBCIC, AutovaxID and us.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

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

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition:

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to an estimate of total contract costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term. Contract costs related to cell culture production include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. We believe that actual costs incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather driven by a pre-determined production run. The duration of our cell culture production contracts range typically from 2 to 14 months.

Allowance for doubtful accounts:

We maintain provisions for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Evaluation of variable interest entities:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where we have a controlling financial interest or has been determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). All significant inter-company balances and transactions have been eliminated.

Valuation and determination of derivative instruments:

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weighted averages to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, the timing of increased research and development of BiovaxID, and will be impacted by our planned marketing launch of the AutovaxID™ instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

Impact of Foreign Sales

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 39%, and 37% of total revenue for fiscal years ended September 30, 2008, and 2007, respectively. Sales to customers in the United Kingdom accounted for 28% of total revenue for the last two fiscal years. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

For the tax periods June 17, 2003, through September 30, 2005, we were part of a consolidated federal income tax return that included Accentia. As of December 7, 2005, we became deconsolidated from the Accentia group as a result of Accentia’s ownership in us being reduced below 80% and will file separate returns for the periods of December 8, 2005 through September 30, 2006 and the years ended September 30, 2008 and 2007. We have filed as part of the Accentia group for the period from October 1, 2005 through December 7, 2005.

We have a federal net operating loss of approximately $53.9 million as of September 30, 2008 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million), are subject to these limitations. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also be subject to restriction.

Recent Accounting Pronouncements

See Footnote 3 to our consolidated financial statements in Item 15 of this filing.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Effects of Inflation

Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, raw materials and occupancy, which may not be readily recoverable through charges for services provided by us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements: See “Index to Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Voluntary Petition for Bankruptcy:

On November 10, 2008, we along with our subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID and AutovaxID, this action is intended to provide an opportunity for us to restore shareholder value and to arrange for the ultimate satisfaction of all secured and unsecured creditors. Under protection of the Bankruptcy Court, we plan to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on priority programs that will allow us to attract key funding/partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern once we emerge from Chapter 11. Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. We believe the Chapter 11 reorganization will achieve these objectives but we can provide no assurances. During this reorganization process, we expect to continue operations without interruption, while striving to maximize long-term shareholder value.

Amendments to Bylaws:

Effective on November 10, 2008, in an effort to mitigate costs while we are seeking to reorganize under Chapter 11, we enacted resolutions amending the charters for our Audit Committee, Governance and Nominating Committee and Compensation Committee to eliminate any requirement for members to be independent as that term is defined in rules promulgated by NASDAQ. During the pendency of the Chapter 11 proceedings and until further resolution of our Board of Directors, the activities of the standing committees of the Board of Directors have been suspended and all corporate actions are being managed by the full Board of Directors.

Departure and appointment of certain officers and directors:

On November 24, 2008, Robert D. Weiss resigned as a member of our Board of Directors and any and all of our Committees.

On December 2, 2008, Steven R. Arikian, M.D. resigned from all his positions including as our Chief Executive Officer, Chairman, and Director.

On February 24, 2009, Francis E. O’Donnell, Jr., M.D. was appointed to serve as our Chief Executive Officer.

On February 24, 2009, Samuel S. Duffey, Esq. was appointed to serve as our President. Mr. Duffey will continue to serve in his role as our Counsel and has agreed to accept the new position as our President without any change to his current salary.

On June 23, 2010, Edmund C. King, CPA was appointed to the Board to serve as a Director to fill the vacancy occasioned by the resignation Robert Weiss, of our designated Financial Expert/Director in November 2008. Mr. King began to serve as a Director commencing on June 23, 2010 and shall continue to serve as a Director for the remainder of the term of that Director position and until his successor is duly elected and qualified. The Board has determined that Mr. King is to serve as the designated Financial Expert of the Board and meets the applicable requirements of “independence” so as to allow us to comply, as and when necessary, with the requirements of the Sarbanes-Oxley Act.

Pulaski Bank

On October 28, 2008, and effective as of September 30, 2008, we entered into an agreement with Pulaski Bank to extend the maturity date of the Promissory Notes with Pulaski Bank (the “Pulaski Notes”) through March 31, 2009 (the “Extension”). In consideration for the Extension, we agreed to issue to Pulaski Bank 100,000 shares of our unregistered common stock.

Additional Closing under Secured Convertible Debenture Financing

On October 29, 2008, and effective as of October 15, 2008, we closed an additional agreement with one additional investor related to a private placement of our 15% Secured Convertible Debentures, which had an initial tranche closing on September 22, 2008. We sold $0.3 million in principal amount of our 15% Secured Convertible Debentures to the investor.

Amendment and Termination of Leases

On December 8, 2008, the Bankruptcy Court in our Chapter 11 proceeding entered an Order confirming the rejection of the Worcester lease, and we no longer occupy these premises.

On December 1, 2008, we amended our lease in St. Louis, Missouri, which shortened the term causing the lease to expire on November 30, 2009 and decreased the leased premises to 10,000 square feet. On March 31, 2009, pursuant to the terms of the amended lease, we terminated the lease.

Debtor-in-Possession Financing:

On December 22, 2008, we completed the closing of a debtor–in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, an Illinois limited liability company, the principal owner is a member of our board of directors or affiliated with our directors, (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to us a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2010, the DIP Lender has advanced $1.4 million to us, with additional advances being subject to the DIP Lender’s discretion and further order of the

Bankruptcy Court. The DIP Financing was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

(a)	Principal Amount- Up to $3.0 million.

(b)	Priority and Security- The Facility is a secured super-priority loan to a Debtor-in-Possession and is secured by all of our assets that is senior to all of our prior and existing liens.

(c)	Advances under the Facility- For all amounts in excess of the $1.4 million currently outstanding, the parties shall within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by us through use of these Advances, and we shall be required to make a written request(s) detailing the amount and use and DIP Lender shall in its reasonable discretion approve or reject the written request based upon whether we demonstrate reasonable progress in achieving the agreed milestones.

(d)	Term- All loans outstanding under the Facility (the “Loans”) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 Proceeding; (iii) conversion of the Chapter 11 Proceeding to a Chapter 7 Proceeding; or (iv) confirmation of our Plan of Reorganization.

(e)	Interest- Loans will bear interest at 16% per annum computed on a daily basis based on the amounts outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

(f)	Points- At the Closing, we paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that we borrowed in excess of $1.0 million, we paid in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that we borrow in excess of $2.0 million, we shall pay in cash 4% of the third $1.0 million of the Facility ($40,000).

(g)	Expenses- We issued payment of $25,000 in costs at the Closing.

(h)	Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that our senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to us and the DIP Lender.

Indemnity agreement with guarantors of Pulaski Bank and Southwest Bank loans:

On December 29, 2008, as a result of non-payment of the Company’s notes due to Pulaski Bank, Pulaski Bank called the guarantee of the notes which had been executed by individuals affiliated with the Company and Accentia (the “Pulaski Guarantors”), resulting in an aggregate payment of $1.0 million by the Pulaski Guarantors. At the time of execution of the guarantee, the Company agreed to indemnify and hold harmless the Pulaski Guarantors should the guarantee be called by the lender. In addition, in the event of default by the Company resulting in a payment to the lender by the Pulaski Guarantors, the Company agreed to compensate the Pulaski Guarantors by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. As a result of this indemnification agreement, the Pulaski guarantors are expected to assert an unsecured claim for the value of approximately 6.4 million shares of the Company’s common stock.

In January 2009, as a result of non-payment of the Company’s note due to Southwest Bank, Southwest Bank called the guarantee of that note which had been executed by an individual affiliated with the Company and Accentia (the “Southwest Guarantor”), resulting in an aggregate payment of $0.2 million by the Southwest Guarantor. At the time of execution of the guarantee, the Company agreed to indemnify and hold harmless the Southwest Guarantor should the guarantee be called by the lender. In addition, in the event of default by the Company resulting in a payment to the lender by the Southwest Guarantor, the Company agreed to compensate the Southwest Guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. As a result of this indemnification agreement, the Southwest Guarantor is expected to assert an unsecured claim in our Chapter 11 Reorganization proceedings for the value of approximately 1.3 million shares of the Company’s common stock.

Delisting to the Pink Sheets:

On February 18, 2009, our common stock was no longer eligible for quotation on the Over-The-Counter Bulletin Board, due to our discontinuance of maintaining timely SEC filings during the pendency of our Chapter 11 proceedings and opened for trading on the Pink Sheets.

Department of Defense Contract:

On September 10, 2009, we entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to further develop the AutovaxID™ and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. Active research is currently ongoing to establish the instrument’s adaptability and efficiency for propagation of avian and swine influenza viral strains. Under NHRC studies conducted in San Diego, California, preliminary results are showing the AutovaxID to be a valuable technology for production of these and other agents of military importance. Our perfusion-based bioreactor systems feature a number of key advantages over other systems, the key of these being their ability to allow for extremely high cell densities and productive cell manufacturing in systems requiring as little as 4 sq. ft. of facility space. This ability is expected to allow the production of large quantities of viral agents in BL-3 facilities using our AutovaxID automated, self-contained bioreactors. The systems provide a high-throughput, space-efficient system for NHRC investigators to safely evaluate therapies for highly hazardous agents in secure environments. AutovaxID instruments are a highly adaptable platform for research, diagnostic and personalized cGMP products, and we are pursuing additional defense-related contracts to potentially utilize this technology.

Grant of Orphan Drug Designation for BiovaxID®:

On October 28, 2009, the FDA granted Orphan Drug designation to BiovaxID. With FDA Orphan Drug designation, we have a seven-year period of market exclusivity for BiovaxID upon approval, thereby offering competitive protection from similar drugs of the same class. Orphan Drug designation also provides us with eligibility to receive potential tax credit benefits, potential grant funding for research and development and significantly reduced filing fees for marketing applications.

Termination of Distribution Agreement:

Effective March 21, 2010, we terminated our non-exclusive distribution agreement with VWR for the sale of our AutovaxID instruments.

NMTC Transactions I and II Compromises:

In July 2010, we and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction closed April 2006 (“Transaction I”) (see Item 13 for further discussion of this transaction) in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all our other obligations to any party in Transaction I will be terminated.

In July 2010, we and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction closed December 2006 (“Transaction II”) (see Item 13) in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all our other obligations to any party in Transaction II will be terminated.

Filing of Plan of Reorganization

On May 14, 2010, we filed our Joint Plan of Reorganization (the “Plan”) and on July 2, 2010, we filed our Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court will schedule a hearing on the Disclosure Statement, anticipated to take place in early August 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

Directors and Executive Officers

On December 3, 2007 and made effective on December 31, 2007, James A. McNulty, CPA resigned as our Chief Financial Officer and Secretary and from all positions held with any of our subsidiaries, in order to pursue other professional opportunities and commitments. Mr. McNulty has confirmed that the resignation described herein was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Also on December 3, 2007 and made effective on December 31, 2007, our Board of Directors appointed David D. Moser, our Director of Legal Affairs since January 2000, to the position of Secretary (non-Executive). On January 1, 2008, our Board of Directors also appointed Alan M. Pearce as our Chief Financial Officer. Mr. Pearce also serves as CFO of our parent corporation, Accentia.

The following table sets forth, as of September 30, 2008, certain information concerning our executive officers and directors:

Name	Age	Position
Steven R. Arikian, M.D.*	51	Chief Executive Officer, (“CEO”), President, Chairman & Director

Francis E. O’Donnell, Jr., M.D.	58	Vice-Chairman & Director

Alan M. Pearce**	59	Chief Financial Officer (“CFO”)

Raphael J. Mannino, Ph.D.	61	Director

Peter J. Pappas, Sr.	68	Director

Christopher C. Chapman, M.D.	56	Director

Jeffrey A. Scott, M.D.	50	Director

Robert D. Weiss***	58	Director

John Sitilides	46	Director

Ronald E. Osman, Esq.	62	Director

*	Subsequent to this reporting period, on December 2, 2008, Dr. Arikian resigned from all of his positions including as Chief Executive Officer, Chairman and Director.
**	Assumed the position of CFO as of December 31, 2007, replacing James A. McNulty, CPA, who resigned effective December 31, 2007.
***	Subsequent to this reporting period, on November 24, 2008, Mr. Weiss resigned from the Board of Directors and all of the Board committees.

Set forth below is biographical information regarding our directors, officers, and key employees:

Steven R. Arikian, M.D.4 has been a Director of our Company since June 2003. Dr. Arikian became our CEO and President in September 2004, as well as Chairman of the Board of Directors since March 2004. Dr. Arikian is a director of Accentia Biopharmaceutical, Inc. (“Accentia”), our parent corporation. Further, since 1997 he has served as the President and a director of Analytica International, Inc. (formerly, The Analytica Group, Inc.), which is a subsidiary of Accentia. He founded The Analytica Group, a global provider of research and communications services to the pharmaceutical and biotechnology industries in 1997. Dr. Arikian began providing pharmaceutical clients with Clinical and Outcomes Research services in 1988. Having held positions of increasing responsibility, he served as President of The Center for Health Outcomes and Economics at Bristol Myers Squibb for three years, where he supervised a staff of over 50 professionals responsible for development of global health outcomes research. He has designed and implemented research projects in the United States, Canada, Latin America and Europe. Dr. Arikian holds a faculty appointment at the Columbia University Mailman School of Public Health. He has also held faculty appointments at the University of Toronto and the University of Kentucky. He is widely published in the peer-reviewed literature and has been a frequent speaker at industry and trade group sponsored meetings on topics including Formulary Management, Pharmaceutical Pricing, Multi-National Health Economic Studies, and Pharmacoepidemiology. We believe that Dr. Arikian’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Arikian’s background and experience in providing analytics and pricing studies for emerging pharmaceutical products in anticipation of regulatory approval and his entrepreneurial background fit well with this business.

Francis E. O’Donnell, Jr., M.D. has been a Director of our Company since June 2003. Dr. O’Donnell is our Co-Vice-Chairman (non-executive). Dr. O’Donnell is the Chairman, CEO and a director of Accentia, our parent corporation since its inception in 2002. He is also the Chairman and a Director of BioDelivery Sciences International, Inc. (“BDSI”) Dr. O’Donnell was the Founder and for more than the last five years has served as manager of The Hopkins Capital Group, LLC (“HCG”), an affiliation of limited liability companies which engage in business development and venture activities for disruptive healthcare technologies. Included in companies in which HCG entities are significant stockholders include Accentia and BDSI.

Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received his specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and he has been awarded over 34 U.S. Patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University.

We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. O’Donnell’s entrepreneurial expertise is extremely valuable in driving the direction of the business, and Dr. O’Donnell has been instrumental in facilitating the Company’s capital raises. As the Company’s Chief Executive Officer and a significant shareholder in the Company’s parent, Accentia, Dr. O’Donnell has a meaningful personal stake in the success of the business.

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

Raphael J. Mannino, Ph.D. has been a Director of our Company since June 2003. Dr. Mannino has been the Executive Vice President and Chief Scientific Officer of BDSI from October 2000—September 2009, and a director from October 2001-June 2007. Dr. Mannino previously served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BioDelivery Sciences, predecessor to BDSI since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino

[4]	Subsequent to this reporting period, on December 2, 2008, Dr. Arikian resigned from all of his positions including as Chief Executive Officer, Chairman and Director.

received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine. We believe that Dr. Mannino’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Mannino’s background in pharmaceutical research and development and clinical trials make him a valuable resource on our Board.

Peter J. Pappas, Sr. has been a Director of our Company since March 2003. Mr. Pappas has for more than the last five years been the President and CEO of P.J. Mechanical Corp., a major air conditioning contractor in the New York City metropolitan area. In addition to his vast experience in construction for the past forty years, Mr. Pappas is a prime real estate developer and investor around the country. He attended NYU as a business administration major. A noted philanthropist, Mr. Pappas is an Archon of the Greek Orthodox Church. He serves the Archdiocesan National Council and as trustee of the privileged Leadership 100 Endowment trust. He is a board member of the Western Policy Center in Washington, D.C., a member of the Board of The Cyprus/American Chamber of Commerce, and the National Chairman of the Cyprus Children’s Fund, a sponsorship program and scholarship award endowment. We believe that Mr. Pappas’ experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, he has extensive business experience in the construction and real estate industry and extensive involvement in complex financial dealings, and has been instrumental in participating in and facilitating the Company’s capital raises. He has also served on a number of public and non-publically traded companies’ and organizations’ boards of directors

Christopher C. Chapman, M.D. has been a Director of our Company since March 2004 and a Director of Accentia since April 2008. From 2004 to the present, Dr. Chapman has been manager of Chapman Pharmaceutical Consulting, Inc., a consulting organization that provides support on clinical and regulatory issues for pharmaceutical and biotech companies in North America, Europe, Japan, India and Africa. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. In 2009, Dr. Chapman joined Takeda Pharmaceuticals, Inc. and manages pharmacovigilance for an ongoing Phase 3 clinical trial. Dr. Chapman also is a consultant manager for Middle Brook Pharmaceuticals and a manager for staff at Enzon Pharmaceuticals. Dr. Chapman was the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BDSI on a part time basis from October 2000 to November 2004. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments. We believe that Dr. Chapman’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Chapman’s background in drug development consultation and clinical trials make him a valuable resource on our Board.

Jeffrey A. Scott, M.D. has been a Director of our Company since March 2004. Dr. Scott, whose specialty is oncology, currently is the President of P4 Healthcare, a multimedia Healthcare Marketing and Education Company with a focus in Oncology. From 1998 to 2005, Dr. Scott served as the National Medical Director and President of the International Oncology Network, a network of more than 3500 U.S. Private Practice Oncologists headquartered in Baltimore, MD, since 1998, and in that same role for the International Physician Network. Dr. Scott was a practicing physician, Partner and CFO of Georgia Cancer Specialists located in Atlanta, GA from 1995 to 2001, acting as CFO for a large practice with over $100 million in revenue and responsible for development of financial programs of practice after merger and corporate buyout by Phymatrix. In this position, Dr. Scott also took responsibility for the development of an extensive Clinical Research program. From 1998 to 2000, he also served as Medical Chief of Staff at Atlanta’s Emory Northlake Regional Medical Center. Dr. Scott’s biotech experience includes his role as a Consultant to Nexstar Pharmaceuticals of Boulder, Colorado, assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies. Dr. Scott’s educational background includes a B.S. in Microbiology from the University of Michigan, Ann Arbor, Michigan, and medical education at Wayne State University, Detroit, Michigan and a fellowship in Oncology at University of Texas Health Sciences, San Antonio, Texas. Dr. Scott has Board Certifications from the American Board of Internal Medicine, Internal Medicine, September 1987, and the American Board of Internal Medicine, Medical Oncology, November 1989. He has extensive research and publication credits in the oncology field. We believe that Dr. Scott’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Scott’s background in the oncology field and his experience in management and on Boards of Directors of drug development companies make him a valuable resource on our Board.

Robert D. Weiss5 has been a Director of our Company since March 2004. Mr. Weiss has an outstanding and diverse background in the fields of investment banking, merchant banking, asset management, marketing and finance. His experience includes his current position since December 2000 as a Principal in Athena Capital Partners, Inc., an investment banking group specializing in seed and A-round investors, and for more than the past five years as President of Atlantic American Partners, a merchant banking group subsidiary of Atlantic American Holdings, as well as previous positions as Senior Vice President of Communications Equity Associates, Senior Vice President at Paine Webber, Inc., and Executive Vice President/Chief Operating Officer at Zurich Investment Management, all involving leadership roles in merchant banking, private equity funding and asset management operations. Mr. Weiss’ prior business experience gives him a strong background in marketing and general business management. Mr. Weiss received his B.S. Degree from the United States Military Academy at West Point in 1971, with Concentrations in Math, Engineering, and Science, and obtained an MBA from Boston University in 1975. He served in the United States Army from 1971 to 1978 as an Aide-de-Camp to a Major General, Hospital Comptroller, and Company Commander. We believe that Mr. Weiss’ experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, he has extensive experience in the financial services industry and has been instrumental in facilitating the Company’s capital raises. He has also served on a number of public and non-publically traded companies’ boards of directors

John Sitilides has been a Director of our Company since March 2005. Mr. Sitilides is a government relations strategist and Principal at Trilogy Advisors in Washington, D.C, whose successful projects include the accelerated execution of federal agency actions and regulatory corrections, the structured coordination of Washington, D.C. strategic planning, and preparation of political intelligence reports. Mr. Sitilides worked in the U.S. Senate before founding the Western Policy Center, a respected international relations institute, in 1998. He served as Executive Director until its 2004 merger with the Woodrow Wilson International Center for Scholars. He is Chairman of the Wilson Center Southeast Europe Project and the State Department Foreign Service Institute’s Advanced Area Studies program on Greece and Cyprus. He also serves on the Commerce Department Joint Science and Technology Cooperation Advisory Council (Initiative for Technology Cooperation in the Balkans) and on the Board of Trustees of Leadership 100 Endowment Trust. A frequent media commentator on national politics and global affairs, Mr. Sitilides has been interviewed or featured in leading U.S., European and other international broadcast and print media, and has testified before Congress on foreign policy. Mr. Sitilides received his Master’s Degree in International Affairs at the Columbia University School of International and Public Affairs in 1986, with specialization in International Security Policy, International Political Economy, and Western European Affairs, and his Bachelor’s Degree in Political Science from Queens College in 1983. We believe that Mr. Sitilides’ experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, he has extensive experience in governmental relations and interaction with administrative and regulatory agencies of U.S. and foreign governments.

Ronald E. Osman, Esq. has been a Director of our Company since November 2, 2006 to serve as an interim Director until the next annual meeting of stockholders. Mr. Osman is the founder, president and senior partner of the law offices of Ronald E. Osman & Associates, Ltd. Mr. Osman established the practice in 1979. The firm concentrates on actions brought under the Federal False Claims Act as well as actions concerning commercial law and personal injury. The firm maintains offices in Marion, Illinois and Dongola, Illinois. After receiving a Bachelor of Science in Agriculture/Economics from the University of Illinois in 1968, Mr. Osman joined the United States Marine Corp, where he served as an officer from 1969 to 1972. In 1976, Mr. Osman began law school at Southern Illinois University. Mr. Osman completed his law degree in two and one half years and received his Juris Doctorate from Southern Illinois University in 1979. Mr. Osman has been actively engaged in the practice of law since that time. In addition to his law practice, Mr. Osman operates a farming business, an oil production business, and a motel enterprise. He is a member of Illinois Bar Association, Illinois Trial Lawyers Association, and National Health Lawyers Association. He also serves as a Member of the Board of Dongola Clinic and is a Founding Member of Rural Health, Inc. We believe that Mr. Osman’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Osman’s entrepreneurial expertise and knowledge of the law, especially in health related fields, is extremely valuable in driving the direction of the business. He also has previous experience in founding and selling business enterprises and has been an active participant in financing activities of the Company.

[5]	Subsequent to this reporting period, on November 24, 2008, Mr. Weiss resigned from the Board of Directors and all of the Board committees.

Audit Committee of the Board6

As of September 30, 2008, we had a separately standing Audit Committee of the Board of Directors. The Audit Committee, which reviews the engagement of our independent accountants, reviews annual financial statements and considers matters relating to accounting policies and internal control and reviews the scopes of audits, practices and procedures to ensure that the legal and fiduciary responsibilities of the Board are satisfied, consists of Jeffrey A. Scott, M.D., John Sitilides, Robert D. Weiss, and Raphael Mannino, Ph.D. with Mr. Weiss serving as Chairman of that committee. The Board of Directors has determined that Robert D. Weiss is an audit committee financial expert within the meaning of the Securities and Exchange Commission (“SEC”) regulations and that Robert D. Weiss, Jeffrey A. Scott, M.D., John Sitilides and Raphael J. Mannino, Ph.D. are independent as defined by applicable SEC rules and regulations and in the listing standards of the NASDAQ, including those applicable to audit committee members.

Code of Ethical Conduct

Our Board of Directors has adopted a Code of Ethical Conduct that is applicable to all of the officers and directors including the principal executive officer, the principal financial officer, and the principal accounting officer or controller of the Company and its subsidiaries. The text of the Code of Ethical Conduct has been filed as an Exhibit to our SEC reports as Exhibit 10.36 to our Form 10-KSB for the period ended September 30, 2003 filed with SEC on January 14, 2004.

Our bylaws provide for us to indemnify our directors and officers to the extent permitted by law, with respect to actions taken by them on our behalf. We maintain a policy of directors’ and officers’ liability insurance for this purpose.

[6]

Subsequent to the period of this report and effective on November 10, 2008, in an effort to mitigate costs while we are seeking to reorganize under Chapter 11 of the Bankruptcy Code, we enacted resolutions amending the charters for our Audit Committee, Governance Committee and Compensation Committee to eliminate any requirement for members to be independent as that term is defined in rules promulgated by NASDAQ. During the pendency of the Chapter 11 proceedings and until further resolution of our Board of Directors, the activities of the standing committees of the Board of Directors have been suspended and all corporate actions are being managed by the full Board of Directors. The Audit, Governance, Compensation Committees will be reinstated and members appointed by the Board at or prior to our exit from our reorganization under Chapter 11 of the Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, our officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended September 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Steven R. Arikian, M.D., CEO	2008	520,371	—		114,025	(3)	4,944		639,340	(3)
	2007	494,000	50,000	(1)	297,000		47,000	(2)	888,000

Mark Hirschel, Ph.D., Chief Scientific Officer	2008	193,079	—		14,010		4,843		211,932

David D. Moser, Secretary/Director of Legal Affairs	2008	143,923	—		41,750		4,358		190,031

(1)	Has been accrued but has not been paid as of end of Fiscal 2008
(2)	In Fiscal 2007, Dr. Arikian was paid $47,000 in other compensation which consisted of the following payments: $10,000 related to medical, dental and life insurance and long and short term disability; $27,000 related to automobile expenses; and $10,000 related to 401k matching contributions.
(3)	Includes director compensation in the amount of $30,525 by way of option award grant.

Base Salaries. The base salaries were established by employment agreements existing prior to fiscal 2008. During fiscal 2008, we increased the base salary of Dr. Arikian by $39,909 or 10% of his base salary. Our decision to increase the base salary of Dr. Arikian was based on a contract provision in his employment agreement which provided for an automatic increase of 10% per annum in each contract year, which expires in October 2009. During Fiscal 2008, we did not establish specific performance objectives for these executives and our decisions were based on their overall performances.

Cash Bonuses and Incentives. In fiscal 2008, no cash bonuses were paid. A cash bonus of $50,000 was awarded to our CEO, Dr. Steve Arikian in the 2008 fiscal year, and remains outstanding as of September 30, 2008.

Option Awards. The amounts in the “Option Awards” column include the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our stock on the date of exercise. Assumptions used in the calculation of these amounts are included in footnote 14 to the Company’s audited financial statements found in Item 15 below.

Perquisites. Consistent with our philosophy to preserve cash, we have sought to limit perquisites. Perquisites paid to our named executive officers are discussed as footnotes to the Summary Compensation Table. Our policy for paying medical and dental insurance is to pay 75% of the insurance premium. Our policy for paying life insurance, long-term and short-term disability insurances and accidental death and dismemberment insurance is to pay 100% of the insurance premiums. Our policy with regard to unused vacation for our executive group is to pay at the base salary rate for vacation not used in the prior fiscal year.

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

Employment Agreements with Executives

Steven R. Arikian, M.D. On October 19, 2004, our parent corporation, Accentia, entered into an amended employment agreement with Dr. Arikian, our CEO. This agreement was further amended on February 10, 2005. The amended agreement expires in October 2009. Under the terms of the agreement, Dr. Arikian is entitled to a base salary of $426,825 per year, subject to a minimum 10% increase each year, and the agreement specifies that his salary shall not be less than the salary of Accentia’s President and COO, Specialty Pharmaceuticals. The agreement provides that, if we terminate Dr. Arikian’s employment without cause or if he terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary and eligible for health insurance benefits for the two-year period following the date of termination. Dr. Arikian will be deemed to have terminated his employment for good reason if he terminates because of a reduction in base salary, a demotion or change in duties or responsibilities, a breach of his employment agreement by the Company that is not cured within 10 days of written notice, or a disposition of substantially all of the business or assets of Accentia’s Analytica subsidiary. If we terminate Dr. Arikian’s employment for cause or he terminates his own employment without good reason, he will be entitled to receive his base salary for 6 months after termination. If we create an executive operating position senior to, or on par with, Dr. Arikian’s position and if Dr. Arikian terminates his employment within 30 days of the creation of such position, then Dr. Arikian will be entitled to severance of 15 months base salary paid in 15 equal monthly installments. The agreement provides that, during Dr. Arikian’s employment, he may not solicit our customers and will not engage in or own any business that is competitive with the business of Accentia’s Analytica subsidiary.

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

David D. Moser. On February 16, 2006, we entered into an employment agreement with David D. Moser, our Director of Legal Affairs. On or about December 2007, Mr. Moser assumed the responsibilities as our corporate secretary. This agreement has an initial term of three years, and continues thereafter on an “at-will” basis, terminable during the “at-will” period by either party for any reason and at any time upon 30 days’ written notice. Under the terms of the agreement, Mr. Moser is entitled to a base salary of $150,000 per year. The agreement provides that Mr. Moser is eligible to receive an annual performance bonus with a target of 30% of his annual base salary. The agreement provides that, if we terminate Mr. Moser’s employment without cause, because of disability, or for cause (except for dishonesty, misconduct, or unlawful acts that adversely affect us or pleading guilty or no contest to, or a conviction of, a felony or any crime involving moral turpitude, fraud, dishonesty, or misrepresentation), or Mr. Moser terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary, health and welfare benefits, and all his options shall continue to vest for the 180 day period following the date of termination. Mr. Moser will be deemed to have terminated his employment for good reason if he terminates because of a material breach of the agreement by us that is not cured within 30 days of written notice of the breach, the assignment by us without his consent to a position, responsibilities or duties of a materially lesser status or degree of responsibility, the relocation of our principal executive offices outside of Tampa, Florida, or we require him to be based anywhere other than our principal executive offices. The agreement provides that during the time of his employment and ending 180 days from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable	Option Exercise Price ($)	Option Expiration Date

Steven R. Arikian, M.D., CEO	400,000	—	0.50	1/2/2014
	25,000	—	0.50	3/13/2014
	200,000	—	0.50	10/19/2014
	25,000	—	0.50	3/10/2015
	500,000	—	0.72	2/10/2016
	75,000	—	1.13	10/19/2016
	666,666	333,334	0.62	2/14/2017
	200,000	—	0.60	4/11/2018
	75,000	—	0.66	4/11/2018

Mark Hirschel, Ph.D., Chief Science Officer	100,000	—	1.25	6/4/2011
	50,000	—	1.50	12/16/2011
	60,000	—	0.50	4/2/2014
	19,375	—	0.70	3/2/2016
	33,540	—	0.56	2/14/2017
	33,558	—	0.60	4/11/2018

David D. Moser, Secretary/Director of Legal Affairs	20,000	—	1.25	6/4/2011
	2,500	—	1.50	12/16/2011
	100,000	—	0.50	6/10/2013
	150,000	—	0.72	2/10/2016
	40,000	—	0.62	2/14/2017
	100,000	—	0.60	4/11/2018

Option Grants. In fiscal 2008, we granted the following options under our 2006 Equity Incentive Plan.

•	200,000 to Dr. Arikian

•	33,558 to Dr. Mark Hirschel and;

•	100,000 to David Moser

The option grants had an exercise price that was equal to 100% of the closing market price for our common stock on the date of the option grant. The unexercisable options outstanding and granted to Dr. Arikian in the table above vest on February 14, 2009. Our decision to grant options was based primarily on the following factors: the recommendation of our Compensation Committee and our desire to retain and motivate our employees.

DIRECTOR COMPENSATION

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2008

Name and principal position	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Steven R. Arikian, M.D. – Chairman	—	30,525	—	30,525	(1)

Christopher C. Chapman, M.D.	—	24,420	—	24,420

Ronald E. Osman, Esq.	—	24,420	—	24,420

Raphael J. Mannino, Ph.D.	—	30,525	—	30,525

Jeffrey A. Scott, M.D.	—	42,735	—	42,735

Francis E. O’Donnell, Jr., M.D.	—	30,525	—	30,525

Peter J. Pappas, Sr.	—	24,420	—	24,420

John Sitilides	—	36,630	—	36,630

Robert D. Weiss	48,000	61,050	9,494	61,050

(1)	This amount is also reflected in the Summary Compensation Table.

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) reimbursement of expenses, (ii) an annual grant of options to purchase shares of common stock at 110% of the closing market price on the day of the option grant: 60,000 option shares for Board membership, 15,000 option shares for serving on a committee of the Board and 15,000 option shares for chairing any committee of the Board. The director compensation stock options issued for FY2008 are set forth above. The amounts in the “Option Awards” column include the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our stock on the date of exercise. Assumptions used in the calculation of these amounts are included in footnote 14 to the Company’s audited financial statements found in Item 15 below.

Additionally, the Company’s Lead Independent Director receives a cash stipend of $4,000 per month as well as a approximately $800 per month to cover health care expense. Robert D. Weiss served in the capacity of Lead Independent Director during FY 2008.

Equity Incentive Plan

Our 2000 Stock Option Plan (the “2000 Plan”), approved by our stockholders and board of directors effective July 19, 2000, authorizes awards of incentive stock options or non-qualified stock options to employees, directors, and consultants of our company, our subsidiaries and affiliates. The purposes of the 2000 Plan are to encourage and enable employees, directors, and consultants to acquire a proprietary interest in the growth and performance of our company, to generate an increased incentive for key employees and directors to contribute to our future success and prosperity, thus enhancing the value of our company for the benefit of our stockholders, and to enhance the ability of our company to attract and retain key employees and directors who are essential to progress, growth, and profitability. A total of 7.0 million shares of our common stock may be granted under the 2000 Plan, limited to 1.0 million shares per employee per calendar year.

On November 2, 2006, our Board of Directors adopted the 2006 Biovest Equity Incentive Plan, which was approved by the stockholders by submission to majority shareholder action on October 4, 2007 and under which, the number of shares available for grant under the Plan and the 2006 Plan was increased to a total of 27.0 million.

The 2000 Plan and 2006 Plan (collectively, the “Stock Option Plans”) are administered by a committee appointed by our Board. All members of such a committee must be non-employee directors and outside directors, as defined in the Stock Option Plans. Subject to the limitations set forth in the Stock Option Plans, the administrator has the authority to grant options and to determine the purchase price of the shares of our common stock covered by each option, the term of each option, the number of shares of our common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The administrator establishes the option exercise price, which in the case of incentive stock options, must be at least the market price (as such term is defined in the Stock Option Plans) of our common stock on the date of the grant or, with respect to optionees who own at least 10% of the total combined voting power of all classes of our stock (a “10% Stockholder”), 110% of the market price on the date of the grant.

Options granted under the Stock Option Plans are generally not transferable by the optionee except by will or the laws of descent and distribution, or pursuant to written agreement approved by the administrator relating to any non-qualified stock options in any manner authorized under applicable law. Except as provided in the applicable stock option agreement, options must be exercised within 60 days of termination (or under the 2006 Plan, within 90 days of termination), for any reason other than disability, retirement, or death, within one year of termination by disability or retirement, or by a designated beneficiary within two years of death.

Except as provided to the contrary in the option agreement, options granted under the Stock Option Plans vest in one-third annual increments beginning on the grant date of the option. In no event may an incentive stock option be granted more than 10 years from the effective date of the Stock Option Plans, be exercised after the expiration of 10 years from the grant date, or five years from the grant date in the case of a 10% Stockholder.

Incentive stock options may not vest for the first time with the respect to any optionee in a calendar year with a market price exceeding $0.1 million. Any option grants that exceed that amount shall be automatically treated as nonstatutory stock options.

The Stock Option Plans may be suspended, terminated, modified, or amended by our board, but no such suspension, termination, modification, or amendment may adversely affect the terms of any option previously granted without the consent of the affected optionee, and any amendment will be subject to stockholder approval to the extent required by applicable law, rules, or regulations.

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Stock Option Plans. As of September 30, 2008, we had options to purchase 9,113,422 shares of common stock outstanding and exercisable at a weighted average price of $0.72 per share.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by any percentage the participant elects, up to statutorily prescribed annual limits, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan also permits us, in our sole discretion, to make employer matching contributions equal to a specified percentage (as we determine) of the amount a participant has elected to contribute to the plan, and/or employer profit-sharing contributions equal to a specified percentage (as we determine) of an employee’s compensation. In fiscal 2008, we made no matching contributions.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of shares of our common stock as of September 30, 2008 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of September 30, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Reporting Status	Aggregate Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Steven R. Arikian, M.D. (2) 151 Beach 147th Street Neponsit, NY 11694	CEO, President & Director	2,196,211	2.20%

Francis E. O’Donnell, Jr., M.D. (3) 865 Longboat Club Road Long Boat Key, FL 34228	Vice Chairman, Director	1,760,454	1.77%

Alan M. Pearce (4) 13766 E. Yucca Street Scottsdale, AZ 85259	CFO	1,010,082	0.52%

Robert D. Weiss (5) 2918 Bayshore Trails Drive Tampa, FL 33611	Director	405,000	0.41%

Jeffrey A. Scott, M.D. (6) 2 Spring Forest Court Owings Mills, MD 21117	Director	275,000	0.28%

Raphael J. Mannino, Ph.D. (7) 518 Lannon Lane Glen Gardner, NJ 08826	Director	210,000	0.21%

Christopher C. Chapman, M.D. (8) 800 Falls Lake Drive Mitchellville, MD 20721	Director	160,000	0.16%

John Sitilides (9) 8121 Dunsinane Court McLean, VA 22102	Director	405,636	0.41%

Name and Address of Beneficial Owner	Reporting Status	Aggregate Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Ronald E. Osman, Esq. (10) 1602 Kimmel Street Marion, IL 62959	Director	11,743,688	10.75%

Peter J. Pappas, Sr. (11) 135 West 18th Street, Second Floor New York, NY 10011	Director	2,152,545	2.18%

Accentia Biopharmaceuticals, Inc. (12)* 324 S. Hyde Park Avenue Suite 350 Tampa, FL 33606	5% Stockholder	111,073,765	81.97%

Laurus Master Fund, Ltd. (13)* 335 Madison Avenue 10th Floor New York, NY 10017	5% Stockholder	27,566,941	22.24%

All officers and directors as a group		20,318,616	17.42%

(1)	These percentages are based upon the 96,485,477 of our outstanding common stock on September 30, 2008.
(2)	In addition to serving as a CEO, President and Chairman of our Company, Dr. Arikian also serves as a Director of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Dr. Arikian’s beneficial ownership includes: (a) 2,166,666 shares of common stock issuable pursuant to options held by Dr. Arikian that are currently exercisable or that are exercisable within 60 days of September 30, 2008 and (b) 29,545 shares of common stock issuable pursuant to warrants held by Dr. Arikian that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(3)	In addition to serving as Vice Chairman of the Board of Directors of our company, Dr. O’Donnell also serves as CEO and Chairman of the Board of Directors of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Dr. O’Donnell’s beneficial ownership includes: (a) 175,000 shares of common stock issuable pursuant to options held by Dr. O’Donnell that are currently exercisable or that are exercisable within 60 days of September 30, 2008 and (b) 1,585,454 warrants held by Hopkins II. Dr. O’Donnell holds voting and investment power over shares held by Hopkins II as its manager.
(4)	Effective December 31, 2007, Mr. Pearce became our CFO. Mr. Pearce also serves as CFO and a director of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Mr. Pearce’s beneficial ownership includes: (a) 150,000 shares of common stock issuable pursuant to options held by Mr. Pearce that are currently exercisable or that are exercisable within 60 days of September 30, 2008 and (b) 860,082 shares of common stock issuable pursuant to warrants held by Mr. Pearce that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(5)	In the foregoing table, Mr. Weiss’s beneficial ownership consists of 405,000 shares of common stock issuable pursuant to options held by Mr. Weiss that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(6)	In the foregoing table, Dr. Scott’s beneficial ownership consists of 275,000 shares of common stock issuable pursuant to options held by Dr. Scott that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(7)	In the foregoing table, Dr. Mannino’s beneficial ownership consists of 210,000 shares of common stock issuable pursuant to options held by Dr. Mannino that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(8)	In the foregoing table, Dr. Chapman’s beneficial ownership consists of 160,000 shares of common stock issuable pursuant to options held by Dr. Chapman that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(9)	In the foregoing table, Mr. Sitilides beneficial ownership includes: (a) 24,000 shares of common stock held by Mr. Sitilides (b) 350,000 shares of common stock issuable pursuant to options held by Mr. Sitilides that are currently exercisable or that are exercisable within 60 days of September 30, 2008 and (c) 31,636 shares of common stock issuable pursuant to warrants held by Mr. Sitilides that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(10)	In the foregoing table, Mr. Osman’s beneficial ownership includes: (a) 80,878 shares of common stock held by Mr. Osman; (b) 120,000 shares of common stock issuable pursuant to options held by Mr. Osman that are currently exercisable or that are exercisable within 60 days of September 30, 2008; (c) 8,292,810 shares of common stock issuable pursuant to warrants held by Mr. Osman that are currently exercisable or that are exercisable within 60 days of September 30, 2008; (d) 1.250 shares of common stock issuable pursuant to secured convertible debenture held by Mr. Osman that are currently exercisable or that are exercisable within 60 days of September 30, 2008; and (e) 2.0 million shares of common stock issuable pursuant to convertible promissory note held by Mr. Osman that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(11)	In the foregoing table, Mr. Pappas’ beneficial ownership includes: (a) 1,138,000 shares of common stock held by Mr. Pappas; (b) 120,000 shares of common stock issuable pursuant to options held by Mr. Pappas that are currently exercisable or that are exercisable within 60 days of September 30, 2008; and (c) 894,545 shares of common stock issuable pursuant to warrants held by Mr. Pappas that are currently exercisable or that are exercisable within 60 days of September 30, 2008.

(12)	In the foregoing table, Accentia’s beneficial ownership includes: (a) 73,115,818 shares of common stock held by Accentia and (b) 39,909,069 shares of common stock issuable pursuant to a convertible intercompany note held by Accentia that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(13)	In the foregoing table, Laurus’ beneficial ownership includes: (a) 1,148,708 shares of common stock held by Laurus; (b) 24,386,983 shares of common stock issuable pursuant to warrants held by Laurus that are currently exercisable or that are exercisable within 60 days of September 30, 2008; and (c) 2,031,250 shares of common stock issuable pursuant to a secured convertible debenture held by Valens US SPV I LLC, an affiliate of Laurus that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
*	Laurus has been granted a warrant by Accentia to purchase common stock up to 10.0 million shares of our common stock currently issued to Accentia.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance (c)

Equity compensation plans approved by security holders	9,471,796	$0.72	10,528,204

Total	9,471,796		10,528,204

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

ITEM 13 (A)

Relationship to Parent

As of September 30, 2008, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

On April 10, 2003, we entered into an Investment Agreement with Accentia. The Investment Agreement closed on June 16, 2003. As a result, Accentia acquired approximately eighty-one per cent of our capital stock for a purchase price of $20.0 million. A portion of the purchase price was paid by promissory notes. Our need for funding exceeded the payments as scheduled under these promissory notes and in August 2004, we entered into an amendment to our Investment Agreement under which Accentia agreed to use reasonable efforts to make advances to us as inter-company loans, to become due and retired as payments become due under the original Investment Agreement. Amounts advanced prior to their due date are covered by a Line of Credit Promissory Note (“LOCPN”), and the outstanding balance under this LOCPN is secured by a security interest in all of our assets. As of September 30, 2008 all amounts due under the Investment Agreement had been paid timely. Subsequently, we required additional funding and through September 30, 2008, we borrowed an additional $11.8 million from Accentia in the form of three inter-company demand notes. All sums owed pursuant to this demand indebtedness are secured by a security interest in all of our assets. We incurred $1.3 million and $0.7 million in interest expense relating to the demand notes, during the year ended September 30, 2008, and 2007, respectively.

As part of the Investment Agreement, we granted to Accentia the first right of refusal to acquire additional shares to maintain its percentage ownership in the event we issue shares. Pursuant to this agreement, Accentia acquired 1,278,947 shares of our common stock as a result of a warrant exercise and 17,902,062 shares of our common stock as a result of the cashless warrant exercises described below. Pursuant to the terms of the First Right of Refusal Agreement, Accentia’s purchase price for these shares was equal to the gross purchase price paid for the issuance of the triggering shares. The amounts owed to us by Accentia for these exercises were applied against the intercompany demand notes. On October 31, 2006, we entered into a Termination Agreement with Accentia under which Accentia agreed to immediately terminate its absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement. In consideration of Accentia’s termination of the First Right of Refusal Agreement, we issued to Accentia 5.0 million shares of our common stock. On February 5, 2008, the terms of these notes were modified to allow Accentia the option to convert part of all of the principal and interest duo into shares of the our common stock at a conversion price of $1.10 per share subject to adjustment in the event of certain capitalizations or in the event of the sale of our common stock at prices below the conversion price (“Conversion Option”). On September 22, 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of our common stock at a conversion price of $0.32 per share. We granted piggybank and demand registration rights to Accentia for the shares underlying this Conversion Option.

We use services provided by Accentia. These services include administrative, human resource, legal and accounting facilities and personnel maintained by Accentia. Additionally, in August 2004, we entered into a Biologic Products Commercialization Agreement making Accentia our exclusive commercialization partner for all biologics products, including BiovaxID. The Agreement provided that, for so long as Accentia owned fifty one percent or more of our outstanding capital stock, we were only required to reimburse Accentia for direct and indirect expenses. Had Accentia owned less than fifty one percent of our outstanding capital stock, we would have been required to pay scheduled compensation for these services. These commercialization services included allocated consulting services with regard to our clinical trial, assistance with the development of BiovaxID and AutovaxID™, product positioning, pricing and other matters regarding our cell culture production services and instruments and our vaccine. These commercialization expenses and other services, and general and administrative expenses paid by Accentia for our benefit were treated as inter-company advances made to us by Accentia and are included in the loans discussed above. Whenever possible charges paid by Accentia on our behalf were specifically identified and charged to us through the inter-company account. Other direct and indirect costs were allocated to us using a pro-rata or percentage-of-time basis which management believes is reasonable.

Under the Biologics Products Commercialization Agreement, Accentia would have been entitled to 49% of our net profits from the sale of biologics products, had their ownership drop below 51%. There were no profits allocable to Accentia under this agreement during the years ended September 30, 2007 and 2008. On October 31, 2006, we entered into a Royalty Agreement with Accentia that terminated and superseded the Biologics Products Commercialization Agreement. The new Royalty Agreement provides that Accentia is no longer our exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, we issued to Accentia five million shares of our common stock, representing the independently appraised value to us of the new agreement. There were no profits allocable to Accentia under the Royalty Agreement for the year ended September 30, 2008.

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

On September 30, 2005, we entered into agreements with thirteen holders of warrants to purchase our common stock, including the holders of warrants discussed above, which agreements provided for the immediate cashless exercise of such warrants. Prior to these agreements, these warrants were not exercisable on a cashless basis. As a result of these agreements, the number of shares issued upon the exercise of these warrants was 4.2 million shares of our common stock, and the consideration paid for such shares was the relinquishment of warrants to purchase an aggregate of 8.6 million shares, or 4.4 million additional shares, of our common stock. Immediately prior to the agreements, the warrants represented the right to purchase an aggregate of 8.6 million shares for an aggregate exercise price of $4.9 million. On September 30, 2005, we issued 4,199,249 shares of common stock to these warrant holders. One of these warrant holders is our current director, and three others are former directors.

On September 30, 2004, we entered into a Master Services Agreement and Project Addendum agreement with PPD Development LP (hereinafter “PPD”). PPD, a Contract Research Organization, will perform a wide range of services in the conduct and data management of the ongoing Phase 3 clinical trial of BiovaxID, our personalized therapeutic vaccine for indolent follicular non-Hodgkin’s lymphoma. The services to be performed by PPD include identification, recruitment and qualification of additional clinical trial sites to accelerate the pace of the patient enrollment into the trial, facilitation of patient enrollment, coordination of data and information management services, and regulatory compliance functions, among others. The agreement with PPD may be terminated by us at any time upon 30 days notice. PPD is a shareholder of Accentia. For the fiscal years ended September 30, 2008 and 2007, we incurred expense of $1.1 million and $0.9 million, respectively in this regard. Additionally, $1.5 million was owed PPD at September 30, 2008 and is included in accounts payable in our consolidated balance sheet.

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

On April 25, 2006, we, through our wholly-owned subsidiary, Biovax, closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the NMTC regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. In the Transaction, Biovax entered into a Convertible Loan Agreement where Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11.5 million (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013 and is described in more detail below. The following parties were involved in the Transaction: Biovax, Accentia, our majority shareholder, Biolender, Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus. In connection with the NMTC financing, four Accentia common stockholders, three of whom are also Accentia Board members, pledged personal assets guaranteeing certain of our obligations regarding the series of transactions and program requirements. As consideration for these guarantees, we issued four warrants on April 20, 2006, to issue a total of 1.0 million shares of common stock at an exercise price of $1.00 per share. The warrants vest in entirety on April 20, 2007, and expire October 19, 2013. This includes a warrant to purchase 0.250 million shares of common stock for Ronald E. Osman, Esq., who is now a member of our Board of Directors but was not at the time of the transaction.

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

Previously, on March 31, 2006, in contemplation of the Transaction and other potential NMTC financings and other financings, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.8 million (the “Laurus Note”) along with a Warrant to purchase up to 18,087,889 shares of our common stock at an exercise price of $.01 per share. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between us and Laurus. Accentia, Analytica and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM, Analytica, our, Company and membership interest in Biolender to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of the Transaction, we along with our parent, Accentia, formed Biolender. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for our benefit. In addition, on April 27, 2006, Accentia, our majority shareholder, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender were allocated to Accentia until Accentia receives the return of its capital contribution and then to us until we receive the return of our capital contribution and then proportionately between Accentia and us. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by us and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, we redeemed 10.0 million shares of our common stock issued to Accentia for $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequent to the Transaction, on October 31, 2006, we purchased Accentia’s entire ownership interest in Biolender in consideration of the issuance by us to Accentia of 10.0 million additional shares of our common stock.

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

On September 29, 2006, we entered into a Registration Rights Agreement with certain institutional purchasers of 8% Secured Convertible Debentures due September 29, 2010 (the “Purchasers”) issued by our majority shareholder, Accentia, wherein we agreed to file with the SEC and to seek to have declared effective a registration statement covering the resale of 18.0 million shares of our common stock owned by Accentia. These shares are transferable to the institutional purchases upon the exchange or exercise of debentures and warrants issued by Accentia, although there is no guarantee that such debentures and/or warrants will be converted or exercised, and such debentures and warrants are also alternatively convertible or exercisable for shares of Accentia common stock. These 18.0 million shares of our common stock have been placed into an escrow account by Accentia pursuant to a Pledge Agreement and may under certain circumstances be obtained by the Purchasers in exchange for outstanding indebtedness, in connection with the exercise of Warrants issued to the Purchasers by Accentia, or in payment of sums due from Accentia to the Purchasers.

On October 31, 2006, we entered into a Purchase Agreement with Accentia whereby we purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, we issued to Accentia 10.0 million shares of our common stock, representing the negotiated value of the purchased interest.

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

On December 8, 2006, Accentia loaned to us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. We paid to Accentia $1.1 million upon the closing of the Transaction and the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by us upon demand by Accentia.

Upon the completion of the funding of Biolender II by us and receipt of $2.4 million from USBCIC via an equity investment in the Leverage Fund, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated as of December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on July 9, 2014.

In connection with the Transaction, seven individuals personally guaranteed certain of our obligations regarding the Transaction. This included the guarantees of Francis E. O’Donnell, Jr., M.D., our Vice-Chairman and Director, together with certain related entities, for $1.150 million, Ronald E. Osman, Esq., a Director, for $1.0 million, and Steven R. Arikian, M.D., our CEO, Chairman and Director for $50,000. In addition, we received guarantees by four other individual common shareholders of Accentia. As consideration for these guarantees, we issued seven warrants on December 8, 2006, to issue a total of 2,629,543 shares of common stock at an exercise price of $1.10 per share, vesting in their entirety on December 14, 2006 and expiring on December 13, 2016. These include warrants to Hopkins II, Osman and Arikian for the purchase of 679,545, 590,909, and 29,545 shares of common stock, respectively.

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

On January 16, 2007, we issued a promissory note to Pulaski Bank in the amount of $1.0 million. This loan bears interest at prime less 0.5% (7.0% as of December 1, 2007) and was originally payable July 5, 2007. The maturity date of the note was subsequently extended on three separate occasions to December 31, 2007. We paid $75,000 in cash as well as warrants to purchase 152,992 shares of our common stock at $1.10 per share to Pulaski Bank in consideration for this extension. The note is an unsecured obligation and is subordinated to our outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, we have agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

On March 22, 2007, we issued an additional promissory note to Pulaski Bank in the amount of $0.75 million. This loan bears interest at prime less 0.5% (7.0% as of December 1, 2007) and had an original maturity date of April 21, 2007. The maturity date of the note was subsequently extended to December 31, 2007. We paid $112,500 in cash as well as warrants to purchase 109,508 shares of our common stock at $1.10 per share to Pulaski Bank in consideration for this extension. The note is an unsecured obligation and is subordinated to our outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, we have agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

On June 26, 2007, we issued a promissory note to Southwest Bank in the amount of $0.2 million. This loan bears interest at prime plus 1.0% (8.5% as of December 1, 2007) and is payable December 26, 2008. The note is an unsecured obligation and is subordinated to our outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors. In the event of default, resulting in a payment to Southwest Bank by the guarantor(s), we have agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

On September 11, 2007, we entered into loan documentation for two financing transactions with two of our Directors, as follows:

•

We issued an unsecured promissory note in the amount of $0.1 million to Francis E. O’Donnell, Jr. M.D., our Director and Vice-Chairman and Chairman and CEO of our parent, Accentia in consideration of a loan in the principal amount of $0.1 million to be used by our for operating expenses. This unsecured note bears interest at prime rate plus 2.0%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a sale of our non-strategic assets with net proceeds of $5 million or greater or one year from the date of the note.

•

We issued an unsecured promissory note in the amount of $0.1 million to Ronald E. Osman, Esq., one of our Directors in consideration of a loan in the principal amount of $0.1 million to be used by us for operating expenses. This unsecured note bears interest at prime rate plus 2.0%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a sale of our non-strategic assets with net proceeds of $5 million or greater or one year from the date of the Note. In addition, we agreed to issue to Mr. Osman a Warrant to purchase up to 909,090 shares of our common stock at an exercise price of $1.10 per share. The exercise price may be paid by Mr. Osman in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on September 5, 2014.

On September 26, 2007, we entered into loan documentation for a financing transaction with one of our affiliates, as follows:

•

We issued an unsecured promissory note in the amount of $46,015 to Dennis Ryll, M.D., a shareholder of Accentia in consideration of a loan in the principal amount of $46,015 to be used by us for operating expenses. This unsecured note bears interest at prime rate plus 2.0%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity on May 31, 2008. In addition, we agreed to issue to Dr. Ryll a warrant to purchase up to 25,099 shares of our common stock at an exercise price of $1.10 per share. The exercise price may be paid by Dr. Ryll in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on September 30, 2012.

On October 12, 2007, we entered into loan documentation for a financing transaction with one of our Directors, as follows:

•

We issued an unsecured promissory note in the amount of $0.3 million to Ronald E. Osman, Esq., one of our Directors in consideration of a loan in the principal amount of $0.3 million to be used by us for operating expenses. This unsecured note bears interest at prime rate plus 2%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a debt or equity financing by us with net proceeds of $5 million or greater or one year from the date of the Note. In addition, we agreed to issue to Mr. Osman a warrant to purchase up to 2,727,270 shares of our common stock at an exercise price of $1.10 per share. The exercise price may be paid by Mr. Osman in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on October 11, 2014.

On October 30, 2007, we completed a financing transaction with the Valens Funds, pursuant to which the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. The notes are non-amortizing, accrue interest at prime plus 2%, and are payable in a single payment of principal and accrued interest on March 31, 2009.

On December 10, 2007, we completed two financing transactions pursuant to which the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. The notes are non-amortizing, accrue interest at prime plus 2%, with a minimum interest rate of 11%, and are payable in a single payment of principal and accrued interest on June 10, 2008.

On February 5, 2008, we modified the terms of intercompany demand notes payable to Accentia to allow Accentia the option to convert part or all of the principal and interest due into shares of our common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. We granted piggyback and demand registration rights to Accentia for the shares, underlying this Conversion Option.

On May 9, 2008, we entered into a financing transaction with one of our directors, whereby we issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds of at least $15.0 million. Interest only is payable monthly and may be paid by issuance of our restricted common stock, calculated at a price of $0.32 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into our common stock, at a conversion price equal to $0.32 per share. As part of this transaction we issued to the lender a warrant to purchase up to 2.0 million shares of our common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions. In addition, we entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions.

On June 12, 2008, we entered into a financing transaction with one of our directors, whereby we issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan we provided to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of our short term loan to Accentia in the amount of $0.2 million, we repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of our restricted common stock, calculated at a price of $0.32 per share. As part of this transaction we issued to the lender a warrant to purchase up to 400,000 shares of our common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions.

Effective as of May 30, 2008, we entered into an agreement with the Valens Funds whereby the Valens Funds agreed to extend the maturity date of the secured promissory notes from the from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, we entered into an amendment to the December 2007 Royalty Agreement with the Valens Funds (the “Royalty Amendment”) whereby the total royalty percentage due to the Valens Funds was increased from 9.0% to 15.5%.

On July 31, 2008, we again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. We also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

On September 22, 2008, we entered into definitive agreements with three investors, all of whom are related parties, related to a private placement of 15% Secured Convertible Debentures (the “Debentures”) and sold $1.15 million in principal amount of the Debentures to these related parties.

On September 26, 2008, we agreed to issue to two of the purchasers of the Debentures warrants to purchase a total of 0.625 million shares of our common stock at an exercise price of $0.40 per share, vested immediately with a five-year term. These warrants were issued in consideration of the agreement of these purchasers to extend the maturity date of certain existing promissory notes which had previously reached maturity.

Director Independence

The Board has determined that Dr. Raphael Mannino, Ph.D., Mr. John Sitilides, Dr. Jeffrey Scott, M.D., Dr. Christopher Chapman, M.D.and Mr. Robert Weiss are independent, as that term is defined by the applicable rules of the Securities and Exchange Commission and The NASDAQ Stock Market LLC® (“NASDAQ”). The Board has further determined that all members of the Audit, Compensation, and Governance & Nominating Committees are independent and satisfy the relevant Securities and Exchange Commission and NASDAQ independence requirements and other requirements for members of such committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

We engaged Cherry, Bekaert & Holland, LLP f/k/a Aidman, Piser & Company (“Cherry Bekaert”) to perform the audit of the September 30, 2008 and 2007 financial statements and the preparation of the 2007 income tax return. We engaged Pender, Newkirk and Company, LLP to prepare the 2008 income tax return.

The following table provides information relating to the fees billed for the fiscal years ended September 30, 2008 and 2007:

	2008	2007
Audit fees (1)	$62,500	$480,000
Audit-related fees (2)(3)	$0	$24,000
Tax fees (3)(4)	$6,000	$60,000
All other fees	$0	$0

(1)	Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, review of the interim condensed financial statements, and other professional services rendered in connection with our registration statements and services that are normally provided by Cherry Bekaert in connection with statutory and regulatory filings or engagements.
(2)	During these two fiscal years, our audit-related services principally included audit services of our 401(k) plan financial statements.
(3)	The Audit Committee does not believe the provision of non-audit services by the independent accountant impairs the ability of such accountant to maintain independence with regard to us.
(4)	During Fiscal 2008, Cherry Bekaert prepared our 2007 tax returns. We engaged Pender, Newkirk and Company, LLP to prepare our 2008 tax returns

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services and fees provided in fiscal 2008 were pre-approved by the Audit Committee.

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

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of the Company (1)

3.2	Amended Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III (3)

10.5	Biovest International, Inc. 2000 Stock Option Plan (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement dated April 24, 2003 with George Constantin (10)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to the Company (6)

10.12	Promissory Note in principal amount of $15,000,000 payable to the Company (6)

10.13	Promissory Note to Othon Mourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors
Othon Mourkakos (6)

David DeFouw, PhD (6)

George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (10)

10.37	Employment Agreement with Dr. Stephane Allard (10)

10.38	Employment Agreement with James McNulty, CPA (10)

10.39	Employment Agreement with James Wachholz (10)

10.40	Employment Agreement with Richard Sakowicz (10)

10.41	Employment Agreement with Samuel Duffey, Esq. (10)

10.42	Employment Agreement with Julian Casciano (10)

10.43	Press release dated March 25, 2004 (11)

10.44	Certificate of Incorporation of Biovax, Inc.(11)

10.45	Bylaws of Biovax, Inc. (“Biovax”) (11)

10.46	Charter for Audit Committee (11)

10.47	Insider Trading Policy (11)

10.48	Delegation of Authority Policy (11)

10.49	Financial Consulting Agreement with Andreas Zigouras (11)

10.50	Common Stock Warrant to Andreas Zigouras (11)

10.51	Release of Claim & Settlement Agreement (Warburton) (12)

10.52	IND Transfer Letter Dated April 27, 2004 (13)

10.53	Second Amendment to Investment Agreement (14)

10.54	Biologic Products Commercialization Agreement (14)

10.55	Line of Credit Promissory Note (14)

10.56	General Security Agreement (14)

10.57	Masters Service Agreement With PPDI (15)

10.58	Project Addendum PPDI (15)

10.59	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)

10.60	Agreement regarding Conversion of Promissory Note with Christos Soras (16)

10.61	Agreement regarding Conversion of Promissory Note with Con. & Mary Soras (16)

10.62	Agreement regarding Conversion of Promissory Note with Dillon (16)

10.63	Agreement regarding Conversion of Promissory Note with Kit Ching Wong (16)

10.64	Agreement regarding Conversion of Promissory Note with Konstantinidis (16)

10.65	Agreement regarding Conversion of Promissory Note with Korahais (16)

10.66	Agreement regarding Conversion of Promissory Note with Kyriakides (16)

10.67	Agreement regarding Conversion of Promissory Note with Lignos (16)

10.68	Agreement regarding Conversion of Promissory Note with Logan (16)

10.69	Agreement regarding Conversion of Promissory Note with Mourkakos (16)

10.70	Agreement regarding Conversion of Promissory Note with Pappas (16)

10.71	Agreement regarding Conversion of Promissory Note with Pensa (16)

10.72	Agreement regarding Conversion of Promissory Note with Prakash (16)

10.73	Agreement regarding Conversion of Promissory Note with Tsakopoulos (16)

10.74	Clarification Agreement (16)

10.75	Investment Banking Engagement Agreement (16)

10.76	Modification of Gunn Allen Engagement Agreement (16)

10.77	Termination Compensation Agreement between the Company and Dr. Stephane Allard (17)

10.78	Employment Agreement between the Company and Carl Cohen, Ph.D. (17)

10.79	Engagement Agreement dated January 7, 2006 between the Company and Investor Relations Group, Inc. (17)

10.80	Warrant dated January 7, 2006 from the Company to Investor Relations Group, Inc. (17)

10.81	Settlement Agreement dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.82	Promissory Note dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.83	Release from Dr. Robert Pfeffer to the Company (17)

10.84	Release from the Company to Dr. Robert Pfeffer (17)

10.85	Incentive Stock Option Grant dated February 10, 2006 from the Company to Carl Cohen, Ph.D. (17)

10.86	Incentive Stock Option Grant dated February 10, 2006 from the Company to James McNulty, CPA (17)

10.87	Incentive Stock Option Grant dated February 10, 2006 from the Company to Samuel Duffey, Esq. (17)

10.88	Incentive Stock Option Grant dated February 10, 2006 from the Company to Steven Arikian, M.D. (17)

10.89	Incentive Stock Option Grant dated February 10, 2006 from the Company to David Moser (17)

10.90	Incentive Stock Option Grant dated February 10, 2006 from the Company to Robert Weiss (17)

10.91	Incentive Stock Option Grant dated February 10, 2006 from the Company to Angelos Stergiou M.D (17)

10.92	Secured Promissory Note Dated December 1, 2005 from the Company to Accentia Biopharmaceuticals, Inc. (“Accentia”) (17)

10.93	Secured Promissory Note Dated December 31, 2005 from the Company to Accentia (17)

10.94	Note and Warrant Purchase Agreement, dated March 31, 2006, between the Company and Laurus Master Fund, Ltd. (“Laurus”) (18)

10.95	Secured Promissory Note, dated March 31, 2006, issued by the Company to Laurus (18)

10.96	Common Stock Purchase Warrant, dated March 31, 2006, issued by the Company to Laurus (18)

10.97	Restricted Account Agreement, dated March 31, 2006, among the Company, Laurus, and North Fork Bank (18)

10.98	Restricted Account Letter Agreement, dated March 31, 2006, the Company and Laurus (18)

10.99	Registration Rights Agreement, dated March 31, 2006, between the Company and Laurus (18)

10.100	Master Security Agreement, dated March 31, 2006, among Laurus, the Company, and Biovax (18)

10.101	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (18)

10.102	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus (18)

10.103	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto (19)

10.104	Demand Note, dated April 21, 2006, issued by the Company to Laurus (19)

10.105	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia (19)

10.106	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, the Company and Accentia. (19)

10.107	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”) (19)

10.108	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender (19)

10.109	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (19)

10.110	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and the Company (19)

10.111	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), the Company and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (19)

10.112	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between the Company and Accentia (19)

10.113	Put Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.114	Purchase Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.115	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Telesis CDE (19)

10.116	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (19)

10.117	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (19)

10.118	Asset Purchase Agreement dated April 18, 2006 between the Company and Biovax (19)

10.119	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and the Company (19)

10.120	Indemnification Agreement, dated as of April 25, 2006, from the Company to Dennis Ryll (19)

10.121	Indemnification Agreement, dated as of April 25, 2006, from the Company to Steven Stogel (19)

10.122	Indemnification Agreement, dated as of April 25, 2006, from the Company to Donald Ferguson (19)

10.123	Indemnification Agreement, dated as of April 25, 2006, from the Company to Ronald Osman (19)

10.124	Indemnification Agreement, dated as of April 25, 2006, from the Company to Francis O’Donnell (19)

10.125	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Ronald Osman (20)

10.126	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Dennis Ryll (20)

10.127	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Steven Stogel (20)

10.128	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Donald Ferguson (20)

10.129	Press Release dated May 11, 2006 Announcing Fast Track Status for BiovaxID (20)

10.130	Press Release dated May 16, 2006 Announcing FDA Approval of Surrogate Endpoint for BiovaxID Clinical Trial (20)

10.131	Amendment and Consent to Release dated August 2, 2006 (21)

10.132	AutovaxID, Inc. (“AutovaxID”) Certificate of Incorporation Filed August 7, 2006 (22)

10.133	Promissory Note dated September 5, 2006, between the Company and Pulaski Bank and Trust Company (“Pulaski”) (23)

10.134	Common Stock Purchase Warrant, dated September 5, 2006, issued by the Company to Pulaski (23)

10.135	Letter Terminating CRADA from the Company to National Cancer Institute dated September 25, 2006 (24)

10.136	Registration Rights Agreement, dated September 29, 2006, among the Company and the Purchasers identified therein (25)

10.137	Royalty Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.138	Termination Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.139	Biolender Purchase Agreement, dated October 31, 2006, between the Company and Accentia (27)

10.140	Consent, dated October 31, 2006, among the Company, Biolender, AutovaxID and Laurus (27)

10.141	License and Asset Purchase Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.142	License Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.143	Secured Promissory Note, dated as of December 8, 2006, made by the Company for the benefit of Accentia (26)

10.144	Loan and Security Agreement, dated as of December 8, 2006, between Leverage Fund and Biolender II, LLC (“Biolender II”) (26)

10.145	Promissory Note, dated December 8, 2006, issued by AutovaxID Investment LLC (“Leverage Fund”) to Biolender (26)

10.146	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the CDE (26)

10.147	QLICI Loan Agreement, dated as of December 8, 2006, by and among AutovaxID, the CDE and Biovest (26)

10.148	Subordination Agreement, dated as of December 8, 2006, by and among Laurus, St. Louis New Markets Tax Credit Fund-II, LLC (“CDE”), US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and the Company (26)

10.149	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (26)

10.150	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (26)

10.151	Guaranty, dated December 8, 2006, made by Hopkins Capital Group II, LLC, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the CDE (26)

10.152	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (26)

10.153	Put Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.154	Purchase Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.155	Indemnification Agreement, dated as of December 8, 2006, from the Company to Dennis Ryll (26)

10.156	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Stogel (26)

10.157	Indemnification Agreement, dated as of December 8, 2006, from the Company to Donald Ferguson (26)

10.158	Indemnification Agreement, dated as of December 8, 2006, from the Company to Ronald Osman (26)

10.159	Indemnification Agreement, dated as of December 8, 2006, from the Company to Francis O’Donnell (26)

10.160	Indemnification Agreement, dated as of December 8, 2006, from the Company to Alan Pearce (26)

10.161	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Arikian (26)

10.162	Subscription Agreement, dated December 8, 2006, between the Company and SLDC (26)

10.163	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Dennis Ryll (26)

10.164	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Stogel (26)

10.165	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Donald Ferguson (26)

10.166	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Ronald Osman (26)

10.167	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Hopkins Capital Group II, LLC (26)

10.168	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Alan Pearce (26)

10.169	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Arikian (26)

10.170	Promissory Note dated January 16, 2007, between the Company and Pulaski Bank and Trust Company (27)

10.171	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Donald L. Ferguson (27)

10.172	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.173	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Ronald E. Osman (27)

10.174	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Alan M. Pearce (27)

10.175	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Dennis L. Ryll (27)

10.176	Indemnification Agreement, dated January 11, 2007, issued by the Company to Donald L. Ferguson (27)

10.177	Indemnification Agreement, dated January 11, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.178	Indemnification Agreement, dated January 11, 2007, issued by the Company to Ronald E. Osman (27)

10.179	Indemnification Agreement, dated January 11, 2007, issued by the Company to Alan M. Pearce (27)

10.180	Indemnification Agreement, dated January 11, 2007, issued by the Company to Dennis L. Ryll (27)

10.181	Promissory Note dated March 22, 2007, between the Company and Pulaski Bank and Trust Company (28)

10.182	Common Stock Warrant from the Company to Pulaski dated March 22, 2007 (28)

10.183	Common Stock Warrant from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.184	Indemnity Agreement from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.185	Letter-Agreement between the Company and Laurus Master Fund, Ltd. Effective as of April 17, 2007 (29)

10.186	Agreement between American Defense International, Inc. and the Company dated February 8, 2007.(30)

10.187	Promissory Note between the Company and Pulaski Bank and Trust Company dated April 22, 2007 (30)

10.188	Distribution Agreement dated June 8, 2007 between AutovaxID, Inc. and VWR International, Inc. (31)

10.189	Promissory Note dated June 26, 2007, between the Company and Southwest Bank Creve Couer Financial Center of St. Louis, MO (32)

10.190	Common Stock Purchase Warrant, dated June 26, 2007, issued by Biovest to Alan M. Pearce (32)

10.191	Indemnity Agreement dated June 26, 2007 between Biovest and Alan M. Pearce (32)

10.192	Amended March 22, 2007 Promissory Note with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) and the Company dated April 22, 2007 (33)

10.193	Second Amended March 22, 2007 Promissory Note with Pulaski and the Company dated May 21, 2007 (33)

10.194	Third Amended March 22, 2007 Promissory Note with Pulaski and the Company dated July 21, 2007 (33)

10.195	Amended January 16, 2007 Promissory Note with Pulaski and the Company dated July 5, 2007 (33)

10.196	Subordinated Promissory Note with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.197	Subordinated Note Purchase Agreement with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.198	Unsecured Promissory Note with Francis E. O’Donnell, Jr. and the Company dated September 11, 2007 (39)

10.199	Unsecured Promissory Note with Ronald E. Osman and the Company dated September 11, 2007 (39)

10.200	Common Stock Purchase Warrant, dated September 11, 2007, issued by the Company to Ronald E. Osman (39)

10.201	Unsecured Promissory Note with Dennis L. Ryll and the Company dated October 1, 2007 (39)

10.202	Common Stock Purchase Warrant, dated October 1, 2007 issued by the Company to Dennis L. Ryll (39)

10.203	Promissory Note dated October 5, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.204	Unsecured Promissory Note dated October 12, 2007, between the Company and Ronald E. Osman (34)

10.205	Common Stock Purchase Warrant, dated October 12, 2007, issued by the Company to Ronald E. Osman (34)

10.206	Promissory Note dated October 21, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.207	Note Purchase Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp (35)

10.208	Note Purchase Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.209	Royalty Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp. (35)

10.210	Royalty Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.211	Secured Promissory Note dated October 30, 2007 between the Company and Valens Offshore SPV II, Corp. (35)

10.212	Secured Promissory Note dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC (35)

10.213	Master Security Agreement dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (35)

10.214	Amendment dated as of October 31, 2007 between the Company and Laurus Master Fund, Ltd. (35)

10.215	Note Purchase Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.216	Note Purchase Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC (36)

10.217	Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.218	Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (36)

10.219	Secured Promissory Note dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (36)

10.220	Secured Promissory Note dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC (36)

10.221	Master Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.222	Intellectual Property Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.223	Guaranty dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (36)

10.224	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (39)

10.225	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (39)

10.226	Side Letter dated December 10, 2007, between the Company, Laurus, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (39)

10.227	Amendment Letter dated December 17, 2007, between the Company and Dennis L. Ryll (39)

10.228	Sublicense Agreement dated January 16, 2008 between the Company and Revimmune, LLC (40)

10.229	Amendment Letter effective January 31, 2008 to Royalty Agreement dated October 31, 2007 between the Company and Valens U.S. SPV I, LLC. (41)

10.230	Amendment Letter effective January 31, 2008 to Royalty Agreement dated October 31, 2007 between the Company and Valens Offshore SPV II, Corp. (41)

10.231	Amendment Letter effective January 31, 2008 to Royalty Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC. (41)

10.232	Amendment Letter effective January 31, 2008 to Royalty Agreement dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (41)

10.233	Amendment and clarification of Accentia Royalty Agreement dated February 5, 2008 between the Company and Accentia Biopharmaceuticals, Inc. (41)

10.234	Conversion Agreement dated February 5, 2008 between the Company and Accentia Biopharmaceuticals, Inc. (41)

10.235	Amendment Letter dated May 30, 2008 between the Company, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (42)

10.236	December 10, 2007 Royalty Agreement Amendment dated May 30, 2008 between the Company and Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., and PSource Structured Debt Limited. (42)

10.237	Reaffirmation and Ratification Agreement dated May 30, 2008 between the Company and its subsidiaries, Revimmune LLC, LV Administrative Services, Inc., Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp. (42)

10.238	Guaranty Side Letter dated May 30, 2008 between Accentia Biopharmaceuticals, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., Valens Offshore SPV II, LLC and PSource Structured Debt Limited. (42)

10.239	Promissory Note dated as of June 30, 2008, between the Company and Pulaski Bank and Trust Company. (43)

10.240	Promissory Note dated as of June 30, 2008, between the Company and Pulaski Bank and Trust Company. (43)

10.241	Amendment Agreement dated July 31, 2008 between the Company and Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource Structured Debt Limited. (43)

10.242	Reaffirmation and Ratification Agreement dated July 31, 2008 between the Company and its subsidiaries, Accentia Biopharmaceuticals, Inc. and Revimmune LLC and LV Administrative Services, Inc., as Agent, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited. (43)

10.243	Form of Securities Purchase Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.244	Form of Registration Rights Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.245	Form of Secured Convertible Debenture among Biovest and each of the purchasers of the Private Placement. (44)

10.246	Form of Security Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.247	Form of Common Stock Purchase Warrant. (44)

10.248	Form of Intellectual Property Security Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.249	Form of Subordination Agreement between Accentia Biopharmaceuticals, Inc. (“Accentia”) and Senior Lenders of Biovest dated September 19, 2008. (44)

10.250	Form of Subordination Agreement between Accentia Biopharmaceuticals, Inc. (“Accentia”) and the purchasers of the Private Placement dated September 19, 2008. (44)

10.251	Form of Subordination Agreement between the purchasers of the Private Placement and Senior Lenders of the Company dated September 19, 2008. (44)

10.252	Common Stock Warrant from the Company to Ronald E. Osman dated September 26, 2008. (44)

10.253	Common Stock Warrant from the Company t to Ronald E. Osman dated September 26, 2008. (44)

10.254	Common Stock Warrant from the Company t to Francis E. O’Donnell, Jr. dated September 26, 2008. (44)

10.255	Promissory Note dated as of September 30, 2008, between the Company and Pulaski Bank and Trust Company. (45)

10.256	Promissory Note dated as of September 30, 2008, between the Company and Pulaski Bank and Trust Company. (45)

10.257	Common Stock Warrant from the Company to Philip E. Rosensweig dated October 15, 2008. (45)

10.258	Secured Promissory Note between Corps Real, LLC and Biovest dated December 22, 2008 (46)

10.259	Security Agreement between Corps Real, LLC and Biovest dated December 22, 2008 (46)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2004
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated January 13, 2004.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2003, which was filed on February 19, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, which was filed on May 24, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, which was filed on August 23, 2004.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2004.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, which was filed on January 13, 2006. Signed originals of these written statements required by Section 906 have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2005, which was filed on February 21, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 6, 2006.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, which was filed on May 22, 2006.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 8, 2006.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, which was filed on August 21, 2006.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2006.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2006.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2006.
(27)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, which was filed on December 29, 2006.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2007.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2007.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 19, 2007.
(31)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended March 31, 2007 which was filed on May 15, 2007.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 13, 2007.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2007.
(34)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended June 30, 2007 which was filed on August 14, 2007.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2007.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 18, 2007.
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 2, 2007.
(38)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 11, 2007.
(39)	Incorporated by reference to the Company’s Current Report on Form 10-K dated December 28, 2007.
(40)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 22, 2008.
(41)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 6, 2008
(42)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2008
(43)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2008
(44)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2008
(45)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2008
(46)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 23, 2008

Reports on Form 8-K

Current Report on Form 8-K dated October 18, 2007

Current Report on Form 8-K dated November 2, 2007

Current Report on Form 8-K dated December 11, 2007

Current Report on Form 8-K dated January 7, 2008

Current Report on Form 8-K dated January 16, 2008

Current Report on Form 8-K dated January 22, 2008

Current Report on Form 8-K dated January 30, 2008

Current Report on Form 8-K dated February 6, 2008

Current Report on Form 8-K dated April 11, 2008

Current Report on Form 8-K dated April 17, 2008

Current Report on Form 8-K dated May 23, 2008

Current Report on Form 8-K dated June 5, 2008

Current Report on Form 8-K dated June 11, 2008

Current Report on Form 8-K dated July 14, 2008

Current Report on Form 8-K dated July 17, 2008

Current Report on Form 8-K dated July 21, 2008

Current Report on Form 8-K dated August 1, 2008

Current Report on Form 8-K dated September 26, 2008

Current Report on Form 8-K dated October 7, 2008

Current Report on Form 8-K dated October 29, 2008

Current Report on Form 8-K dated October 31, 2008

Current Report on Form 8-K dated November 6, 2008

Current Report on Form 8-K dated November 14, 2008

Current Report on Form 8-K dated December 1, 2008

Current Report on Form 8-K dated December 8, 2008

Current Report on Form 8-K dated December 23, 2008

Current Report on Form 8-K dated December 24, 2008

Current Report on Form 8-K dated January 23, 2009

Current Report on Form 8-K dated February 22, 2009

Current Report on Form 8-K dated March 3, 2009

Current Report on Form 8-K dated March 20, 2009

Current Report on Form 8-K dated April 20, 2009

Current Report on Form 8-K dated May 21, 2009

Current Report on Form 8-K dated June 3, 2009

Current Report on Form 8-K dated June 26, 2009

Current Report on Form 8-K dated July 20, 2009

Current Report on Form 8-K dated August 20, 2009

Current Report on Form 8-K dated September 23, 2009

Current Report on Form 8-K dated October 23, 2009

Current Report on Form 8-K dated December 1, 2009

Current Report on Form 8-K dated December 22, 2009

Current Report on Form 8-K dated January 7, 2010

Current Report on Form 8-K dated January 13, 2010

Current Report on Form 8-K dated January 20, 2010

Current Report on Form 8-K dated February 22, 2010

Current Report on Form 8-K dated March 23, 2010

Current Report on Form 8-K dated April 19, 2010

Current Report on Form 8-K dated April 26, 2010

Current Report on Form 8-K dated May 14, 2010

Current Report on Form 8-K dated May 18, 2010

Current Report on Form 8-K dated May 26, 2010

Current Report on Form 8-K dated June 25, 2010

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.

By:	/s/ Francis E. O’Donnell, Jr., M.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: July 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date

By:	/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr., M.D.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	July 8, 2010

By:	/s/ Alan M. Pearce Alan M. Pearce	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 8, 2010

By:	/s/ Christopher C. Chapman Christopher C. Chapman, M.D.	Director	July 8, 2010

By:	/s/ Raphael J. Mannino Raphael J. Mannino, Ph.D.	Director	July 8, 2010

By:	/s/ Peter J. Pappas, Sr. Peter J. Pappas, Sr.	Director	July 8, 2010

By:	/s/ Jeffrey A. Scott Jeffrey A. Scott, M.D.	Director	July 8, 2010

By:	/s/ John Sitilides John Sitilides	Director	July 8, 2010

By:	/s/ Ronald E. Osman Ronald E. Osman, Esquire	Director	July 8, 2010

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biovest International, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Biovest International, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2008 and 2007 and their consolidated results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $117 million and cash used in operating activities of approximately $19.1 million during the two years ended September 30, 2008, and had a working capital deficiency of approximately $35.0 million at September 30, 2008. These factors, among others as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the accompanying consolidated financial statements, on November 10, 2008, Biovest International, Inc. and Subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

/S/ CHERRY BEKAERT & HOLLAND L.L.P.

Tampa, Florida

July 8, 2010

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
Current assets:
Cash	$539,000	$124,000
Accounts receivable, net of $10,000 allowance for doubtful accounts at September 30, 2008 and 2007	281,000	340,000
Costs and estimated earnings in excess of billings on uncompleted contracts	103,000	57,000
Inventories	609,000	732,000
Prepaid expenses and other current assets	243,000	256,000

Total current assets	1,775,000	1,509,000

Property and equipment, net	562,000	1,288,000
Patents and trademarks, net	320,000	349,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	275,000	689,000

Total assets	$5,063,000	$5,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$14,358,000	$2,400,000
Current maturities of long-term debt	9,623,000	2,932,000
Accounts payable (including $1.7 million and $1.5 million due to affiliate at September 30, 2008 and 2007 respectively)	3,393,000	4,920,000
Customer deposits	131,000	638,000
Current portion of royalty liability	—	492,000
Accrued liabilities	1,446,000	1,812,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	75,000
Notes payable, related parties	7,880,000	10,954,000

Total current liabilities	36,831,000	24,223,000

Long-term debt, less current maturities	62,000	4,820,000
Royalty liability, less current portion	5,143,000	4,604,000
Derivative liabilities	905,000	566,000

Total liabilities	42,941,000	34,213,000

Non-controlling interests in variable interest entities (Notes 19 and 20)	4,432,000	4,928,000

Commitments and contingencies (Notes 13, 20, 23 and 24)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 96,485,477 and 95,638,820 issued and outstanding at September 30, 2008 and 2007, respectively	965,000	956,000
Additional paid-in capital	73,993,000	62,497,000
Accumulated deficit	(117,268,000)	(96,628,000)

Total stockholders’ deficit	$(42,310,000)	(33,175,000)

	$5,063,000	$5,966,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2008	2007
Revenue:
Products	$3,310,000	$2,652,000
Services	1,965,000	2,352,000

Total revenue	5,275,000	5,004,000

Operating costs and expenses:
Cost of revenue:
Products	1,832,000	1,485,000
Services	1,132,000	1,251,000
Research and development expense	3,514,000	10,210,000
General and administrative expense	5,569,000	4,114,000
Impairment of investment in consolidated subsidiary (Note 10)	—	3,775,000
Loss on restructuring of related party royalty agreement (Note 10)	—	6,637,000

Total operating costs and expenses	12,047,000	27,472,000

Loss from operations	(6,772,000)	(22,468,000)

Other income (expense):
Interest expense, net	(7,878,000)	(4,754,000)
Loss on extinguishment of debt (Notes 9 and 10)	(6,601,000)	(9,787,000)
Loss on termination of related party anti-dilution agreement (Note 10)	—	(6,637,000)
Loss on derivative liabilities	(272,000)	(199,000)
Related party financing cost (Note 10)	—	(1,232,000)
Other income (expense), net	387,000	20,000

	(14,364,000)	(22,589,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes	(21,136,000)	(45,057,000)
Non-controlling interest in losses from variable interest entities	496,000	724,000

Net loss before income taxes	(20,640,000)	(44,333,000)
Income tax expense	—	—

Net loss	$(20,640,000)	$(44,333,000)

Loss per common share:
Basic and diluted	$(0.21)	$(0. 48)

Weighted average shares outstanding:
Basic and diluted	96,068,487	92,884,860

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2008, AND 2007

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at October 1, 2006	74,126,635	741,000	35,034,000	(52,295,000)	(16,520,000)
Employee share-based compensation	—	—	1,019,000	—	1,019,000
Employee options issued for accrued bonuses	—	—	402,000	—	402,000
Stock issued for related-party contract modification	10,000,000	100,000	9,400,000	—	9,500,000
Stock issued for related-party purchase of non-controlling interest in consolidated subsidiary	10,000,000	100,000	5,900,000	—	6,000,000
Sale of common stock	326,098	4,000	264,000	—	268,000
Exercise of stock options	184,078	—	9,000	—	9,000
Exercise of warrants from cashless conversion	1,002,009	11,000	(11,000)	—	—
Major stockholder expense incurred on behalf of the Company	—	—	8,780,000	—	8,780,000
Warrants issued to guarantors in financing transactions	—	—	2,092,000	—	2,092,000
Warrants issued with financing transactions	—	—	149,000	—	149,000
Fees paid for New Markets Tax Credit transactions	—	—	(541,000)	—	(541,000)
Net loss	—	—	—	(44,333,000)	(44,333,000)

Balances at September 30, 2007	95,638,820	$956,000	$62,497,000	$(96,628,000)	$(33,175,000)

Warrants issued with financing transactions	—	—	539,000	—	539,000
Stock issued for payment of accrued expenses	332,218	3,000	157,000	—	160,000
Stock issued for modification of debt	450,000	5,000	453,000	—	458,000
Employee share-based compensation	—	—	1,173,000	—	1,173,000
Director share-based compensation	—	—	305,000	—	305,000
Warrants issued to guarantors in financing transactions	—	—	3,037,000	—	3,037,000
Warrants issued for modification of debt	—	—	156,000	—	156,000
Gain on related-party contract modification	—	—	4,854,000	—	4,854,000
Stock issued for payment of interest on outstanding debt	64,439	1,000	24,000	—	25,000
Beneficial conversion option issued with convertible debt	—	—	408,000	—	408,000
Additional investment rights issued with convertible debt	—	—	390,000	—	390,000
Net loss	—	—	—	(20,640,000)	(20,640,000)

Balances at September 30, 2008	96,485,477	$965,000	$73,993,000	$(117,268,000)	$(42,310,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(20,640,000)	$(44,333,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and Amortization	543,000	446,000
Issuance of common stock, options and warrants for services	95,000	—
Employee share-based compensation	1,478,000	1,019,000
Impairment of investment in consolidated subsidiary	—	3,775,000
Loss on restructuring of related party royalty agreement	—	6,637,000
Related party financing cost	—	1,232,000
Loss from termination of related-party anti-dilution agreement	—	6,637,000
Loss on extinguishment of debt	6,601,000	9,787,000
Amortization of discounts on notes payable	1,150,000	758,000
Amortization of deferred loan costs	415,000	127,000
Charge for warrants issued for guarantees of debt	3,037,000	2,092,000
Warrants issued for financing transactions	—	149,000
Loss on disposal of property and equipment	156,000	17,000
Non-controlling interest in loss of variable interest entities	(496,000)	(724,000)
Gain on settlement of accrued expenses	(439,000)	—
Loss on derivative liabilities	272,000	199,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	59,000	409,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(46,000)	(51,000)
Inventories	123,000	(504,000)
Prepaid expenses and other current assets	49,000	10,000
Other assets	389,000	(689,000)
Accounts payable and accrued liabilities	(464,000)	2,012,000
Customer deposits	(507,000)	246,000
Billing in excess of costs and estimated earnings on uncompleted contracts	(75,000)	(62,000)

Net cash flows from operating activities	(8,300,000)	(10,811,000)

Cash flows from investing activities:
Purchase of property and equipment	(46,000)	(823,000)
Proceeds from sale of property and equipment	69,000	—
Deposit of restricted cash	(3,344,000)	—
Release of restricted cash	3,344,000	2,551,000

Net cash flows from investing activities	23,000	1,728,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued

	For the Years ended September 30,
	2008	2007
Cash flows from financing activities:
Repayment of notes payable and long-term debt	(4,218,000)	(2,734,000)
Advances from related party	3,641,000	6,236,000
Proceeds from notes payable and long-term debt	9,695,000	2,810,000
Proceeds from issuance of common stock and warrants	—	268,000
Proceeds from exercise of stock options	—	9,000
Payment of deferred financing costs	(426,000)	(242,000)
Proceeds from non-controlling interest in variable interest entities	—	2,400,000

Net cash flows from financing activities	8,692,000	8,747,000

Net change in cash	415,000	(336,000)
Cash at beginning of period	124,000	460,000

Cash at end of period	$539,000	$124,000

Supplemental cash flow information
Non-cash financing and investing transactions:
Stock issued for payment of accrued expenses	160,000	—
Stock issued for modification of debt	458,000	—
Issuance of warrants	1,577,000	—
Issuance of stock to purchase minority interest in consolidated subsidiary	—	6,000,000
Stock options issued for accrued bonuses	—	402,000
Financing costs charged to equity	—	541,000
Financing costs charged to non-controlling interest in variable interest entities	—	350,000
Cash paid for interest during the year	$1,860,000	$545,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

As a result of Biovest International, Inc.’s (the “Company” or “Biovest) collaboration with the National Cancer Institute (NCI), Biovest is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (FL), mantle cell lymphoma (MCL), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under Biovest’s Investigational New Drug Application (IND) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as, a Phase 2 clinical trial in MCL patients. The Company believes that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these lethal diseases. Biovest is currently preparing for discussions with the U.S. Food and Drug Administration (FDA) and international agencies regarding regulatory approvals of BiovaxID for FL and MCL based on these clinical trials. Biovest expects BiovaxID may also have applications in other forms of B-cell lymphomas.

To support Biovest’s planned commercialization of BiovaxID, Biovest developed an automated cell culture instrument called AutovaxID™. The Company believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. Biovest is under contract with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

Biovest also manufactures instruments and disposables used in the hollow fiber production of cell culture products. The Company’s hollow fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. Biovest also produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

Biovest’s business consists of three primary business segments: development of BiovaxID and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID and other instruments and consumables; and commercial production of cell culture products and services.

As of September 30, 2008, the Company is a 76% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant accounting policies

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

The 2008 and 2007 consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 19 and 20).All significant inter-company balances and transactions have been eliminated.

Voluntary Petition in Bankruptcy:

On November 10, 2008, Biovest, and its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. (See Note 23, Subsequent Events for details on the Chapter 11 case.)

American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest adopted SOP 90-7 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Reorganization value in excess of amounts allocated to identifiable assets:

Reorganization value in excess of amounts allocated to identifiable assets relates to our cell culture and instrument manufacturing segments located in Minneapolis, MN, which continue to be profitable segments of the Company. Reorganization value is tested for impairment annually or whenever there is an impairment indication. The Company has not recorded any impairment losses as a result of these evaluations.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant accounting policies (cont’d)

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

Deferred Financing Costs:

Deferred financing costs include fees paid in cash in conjunction with obtaining notes payable and long-term debt and are amortized over the term of the related financial instrument.

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviewed the valuation and amortization of those long-lived assets by comparing carrying value to projected undiscounted future cash flows of the related assets and determined there was no impairment as of September 30, 2008.

Financial instruments:

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical cost of the estimated fair values of these assets and liabilities approximate carrying their values due to their current nature. The Company also carries notes payable and long-term debt at historical cost less discounts and premiums associated with each instrument; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

Derivative instruments:

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weighted factors to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimates.

The Company reports its royalty liability and derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2008 and 2007.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant accounting policies (cont’d)

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company and, as such, are not recognized as sales until product delivery.

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to an estimated total contract costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, consulting and professional fees, equipment rental and maintenance, lab supplies, and certain other indirect cost allocations that are directly related to research and development activities. In the fiscal years ended September 30, 2008 and 2007, the Company incurred total research and development expenses of approximately $3.5 million, and $10.2 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying consolidated statements of operations.

Stock-based compensation:

Effective October 1, 2005, the Company has adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R—Accounting for Stock-Based Compensation (“FAS 123R”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant accounting policies (cont’d)

Loss per common share (cont’d):

The common stock equivalents and common shares indexed to convertible debt securities that are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive are as follows:

	Years Ending September 30,
	2008	2007
Options and Warrants to purchase common stock	40,692,201	27,784,496
Convertible Debt Instruments	42,396,315	—
Contractually obligated stock issuance	937,500	600,000

	84,026,016	28,384,496

Recent Accounting Pronouncements:

In September 2006, the FASB issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, we will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities, has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact upon our financial statements once adopted.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159, is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements and elected not to adopt the fair value option for any recognized financial assets and liabilities as permitted by SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160, amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This will require a reclassification of non-controlling interests in variable interest entities on our consolidated balance sheet to equity and the elimination of non-controlling interest in losses from variable interest entities on our consolidated statement of operations once adopted for our fiscal year beginning October 1, 2009. Earlier adoption is prohibited.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant accounting policies (cont’d)

Recent Accounting Pronouncements (cont’d)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted. In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. Currently, the convertible debt we have issued does not fall within the scope of FSP APB 14-1 and thus we do not expect the adoption of APB 14-1 will have any impact on our consolidated financial statements.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the opening balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s condensed consolidated statement of stockholders’ deficit for the three months ended December 31, 2009.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former qualified special purpose entities’ for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. We are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, or ASU 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, or ASU 2010-17, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements that contain payment provisions contingent upon achieving specified events. ASU 2010-17 is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have an impact on the Condensed Consolidated Financial Statements.

3. Liquidity and management’s plans

During the year ended September 30, 2008, the Company incurred a net loss of $20.6 million, of which approximately $6.6 million were non-cash losses resulting from the modification of various provisions of some of the Company’s debt instruments. At September 30, 2008, the Company had an accumulated deficit of approximately $117 million and working capital deficit of approximately $35.0 million. The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Middle District of Florida on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Liquidity and management’s plans (cont’d)

Regulatory strategy and commercialization expenditures:

The Company has completed its Phase 3 clinical trial of BiovaxID for the indication of FL. Under the Company’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the Federal Food and Drug Administration (“FDA”) and European Medicines Agency (“EMEA”). Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID® with FDA, EMEA, and other international agencies, for the indication of FL. Pending the outcome of those anticipated applications for accelerated and conditional approval, the Company has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

Advances to the Company by Accentia:

During the year ended September 30, 2008, the Company borrowed an additional $1.0 million to increase the total balance due to Accentia to approximately $11.8 million. The advances by Accentia as of September 30, 2008 consisted of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $1.7 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event that the Company offer its stock at prices below the Conversion Price. On May 9, 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

Amendments to Pulaski Notes:

Effective as of December 31, 2007, the Company and Pulaski Bank extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007, in the respective amounts of $1.0 million and the $0.75 million to June 30, 2008. On February 14, 2008, the Company reduced the outstanding aggregate loan amounts through a payment of $0.75 million to Pulaski Bank, $0.7 million of which was applied toward principal, with the remaining $50,000 to be applied against future interest payments as they become due.

Effective as of June 30, 2008, the Company again extended the maturity of the outstanding notes with Pulaski Bank to September 30, 2008. The Company reduced the aggregate principal amount of the notes through a payment of $50,000 to Pulaski Bank, and issued 50,000 shares of the Company’s common stock as consideration for the extension fees due.

Laurus and the Valens Funds:

On October 30, 2007, the Company completed a financing transaction with the Valens Funds. The Valens Funds are affiliated with Laurus, the Company’s senior lender. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The notes are non-amortizing and payable in a single payment of principal and accrued interest on March 31, 2009.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Liquidity and management’s plans (cont’d)

Laurus and the Valens Funds (cont’d):

On October 31, 2007, the Company entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note in the original principal amount of $7.8 million, and deferred all payments of principal and interest due for the period of March, 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, the Company agreed to pay $1.8 million to Laurus on March 31, 2008. This fee was never paid by the Company and was subsequently modified as a result of the July 31, 2008 extension discussed below.

On December 10, 2007, the Company closed two financing transactions with the Valens Funds pursuant to which the Valens Funds purchased, from the Company, two secured promissory notes in the aggregate principal amount of $8.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released for the Company’s use based upon an agreed schedule. The net proceeds were used to support the interim analysis of the clinical data from the Phase 3 clinical trial for BiovaxID, and for general working capital.

Effective as of May 30, 2008, the Company entered into an agreement with Laurus and the Valens Funds whereby the Valens Funds agreed to extend the maturity date of their Secured Promissory Notes from the Company dated December 10, 2007 from their initial maturity date of June 10, 2008 to October 31, 2008. In consideration for the extension, the Company entered into an amendment to the existing royalty agreements with the Valens Funds whereby the royalty percentage due to the Valens Funds on sales of the Company’s biologic products including BiovaxID was increased from 9.0% to 15.5%. In connection with the closing of the Amendment Agreement, Accentia executed a Guaranty Side Letter with Laurus confirming that the portion of the Company’s existing indebtedness to Laurus which is guaranteed by Accentia shall be changed from 64% of all presently due and outstanding debts and liabilities of the Company to a fixed principal amount of $5.0 million together with all other obligations covered by and as defined under the Guaranty between Accentia and Laurus dated March 31, 2006.

On July 31, 2008, the Company again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. The Company also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

15% Secured Convertible Debenture

On September 22, 2008, the Company entered into definitive agreements with three investors, all of whom are affiliates, related to a private placement of its 15% Secured Convertible Debentures (the “Debentures”). The definitive documents permit the Company to place up to $5.0 million in principal amount of its Debentures (the “Private Placement”). The Company has sold $1.150 million in principal amount of its Debentures to three investors (the “Initial Tranche”).

The Debentures are convertible into the Company’s common stock at $0.32 per share (the “Conversion Price”) and, provided certain conditions are satisfied, the Company may, at its option, redeem the Debentures for an amount equal to 110% of the then outstanding principal. Each purchaser of Debentures in the Private Placement has the right to elect to be repaid in one of the following methods: a) Commencing six months after closing, the Debentures will be amortized through twelve equal monthly payments; or b) A single lump-sum payment of all remaining outstanding principal and accrued interest shall be made on March 31, 2010. All principal amortization payments and monthly interest payments will be made in cash or the Company may elect to make the payments in shares of its common stock. The Company’s ability to pay interest with shares of Company common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of redemption amount unless the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Liquidity and management’s plans (cont’d)

15% Secured Convertible Debenture (cont’d):

of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date. The Company has the ability to make payment of interest with shares of the Company’s common stock if the conditions stated herein are not met, upon the consent of the holder of the Debenture, and in that event the common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time of the amortization payment or (ii) 80% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

As a part of the Initial Tranche of the Private Placement, the Company issued Warrants to the purchasers of the Debentures giving them the right to purchase 1,796,875 shares of the Company’s common stock at an exercise price of $0.40 per share (the “Exercise Price”). The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. Additionally, the Debentures issued in the Initial Tranche permit the holders to convert into 3,593,750 shares of the Company’s common stock.

In the event that the Company issues or grants in the future any rights to purchase any of the Company’s common stock, or other securities convertible into the Company’s common stock, for an effective per share price less than the Conversion Price or in the instance of warrants the Exercise Price then in effect, the conversion price of all unconverted Debentures and the Exercise Price of all unexercised Warrants will be decreased to equal such lower price. The above-described adjustments to the Conversion Price and Exercise Price for future stock issuances by the Company will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions.

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

The material terms and conditions of the Sublicense Agreement are as follows:

•

The Company is obligated to pay to Revimmune a royalty of 6% on net sales, and in the event of a sublicense by the Company, to pay 20% of sublicense consideration received. The Company did not pay an upfront fee in connection with the Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, the Company is required to issue to Revimmune vested warrants to purchase 2.0 million shares of the Company’s common stock. Each such warrant which will be granted at the approval of each successive Sublicensed Product will have an exercise price of $1.10 per share or, at the Company’s discretion, at a price equal to the fair market value of the Company’s common stock on the date of the grant of such warrant.

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

•	Revimmune is affiliated with one of the Company’s directors.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Liquidity and management’s plans (cont’d)

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

Amendment to Lease Agreement:

Effective as of February 1, 2008, the Company entered into an amendment to its existing lease for its Worcester, Massachusetts facilities whereby, the Company surrendered a portion of those leased premises and the rent and common area expenses associated with the lease were decreased proportionately. As of December 8, 2008, the Court in the Company’s pending Chapter 11 reorganization proceeding entered an Order confirming the rejection of this Worcester lease, and we no longer occupy these premises.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s vaccine. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and continue our ongoing clinical trial is dependent upon our ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding from sources other than Accentia in the very near term, which raises substantial doubt about our ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Accounts Receivable, concentrations of credit risk and major customers

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2008 is adequate. However, actual write-offs might exceed the recorded allowance.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accounts Receivable, concentrations of credit risk and major customers (cont’d)

Two customers accounted for 37% and 50% of revenues for the years ended September 30, 2008, and 2007 respectively. Two customers accounted for 38% of trade accounts receivable as of September 30, 2008 while three customers accounted for 81% of trade accounts receivable as of September 30, 2007. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 39%, and 37% of revenues for the years ended September 30, 2008 and 2007 respectively. Sales to customers in the United Kingdom accounted for 28% of total revenue for the last two fiscal years.

5. Inventories

Inventories consist of the following:

	September 30,
	2008	2007
Finished goods	172,000	$206,000
Work-in-process	67,000	311,000
Raw materials	370,000	215,000

	$609,000	$732,000

6. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,
	2008	2007
Costs incurred on uncompleted contracts	$583,000	$1,133,000
Estimated earnings	1,039,000	1,440,000

	1,622,000	2,573,000
Less billings to date	(1,519,000)	(2,591,000)

	$103,000	$(18,000)

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30,
	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$103,000	$57,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(75,000)

	$103,000	$(18,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,
	2008	2007
Furniture and fixtures	$73,000	$80,000
Leasehold improvements	813,000	1,623,000
Machinery and equipment	1,212,000	1,495,000

	2,098,000	3,198,000
Less accumulated depreciation and amortization	(1,536,000)	(1,910,000)

	$562,000	$1,288,000

8. Patents and Trademarks

Patents and trademarks consist of the following:

	September 30,
	2008	2007
Patents	$12,000	$12,000
Trademarks	579,000	579,000

	591,000	591,000
Accumulated amortization	(271,000)	(242,000)

	$320,000	$349,000

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2009	$30,000
2010	30,000
2011	30,000
2012	30,000
2013	30,000
Thereafter	170,000

$320,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable

Notes payable consist of the following:

	September 30, 2008	September 30, 2007

Pulaski Bank, $1,000,000 face value, prime rate (5.0% at September 30, 2008) note payable due March 31, 2009	$600,000	$1,076,000

Pulaski Bank, $750,000 face value, prime rate (5.0% at September 30, 2008) note payable, due March 31, 2009	450,000	808,000

Southwest Bank, $200,000 face value, prime rate plus 1.0% (6.0% at September 30, 2008) note payable, due December 26, 2008	200,000	204,000

Valens Offshore SPV II, Corp, $3,600,000 face value, 30% note payable, due July 31, 2009 including $1,080,000 re-financing fee	4,680,000	—

Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable, due July 31, 2009 including $1,470,000 re-financing fee	6,370,000	—

Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity, October 15, 2008	624,000	312,000

Other	22,000	—

Accrued Interest	1,412,000	—

	$14,358,000	$2,400,000

Laurus and the Valens Funds:

On July 31, 2008, the Company again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. As a result of this modification, the Company is required to pay an additional $4.4 million fee on the notes, payable at maturity. See Note 3 - Liquidity and management’s plans for further discussion of the Laurus and the Valens Funds Notes.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable (cont’d)

Laurus and the Valens Funds (cont’d):

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the modifications of the Laurus and Valens Funds notes. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. The Company reached the conclusion that consideration paid for the extension of maturity on the notes constituted a substantial modification of terms and thus treated a portion of the consideration paid as an extinguishment of debt. The Company incurred a $6.0 million loss on extinguishment of debt as a result of these transactions which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2008.

Pulaski Bank:

On January 16, 2007, the Company closed an amended and restated loan transaction with Pulaski Bank, which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski Bank agreed to loan $1.0 million to the Company pursuant to an unsecured Promissory Note. The Company also closed on a second loan transaction with Pulaski Bank on March 22, 2007, pursuant to which Pulaski agreed to loan an additional $0.75 million to the Company pursuant to an unsecured Promissory Note.

Both notes, through a series of modification agreements have had their maturity dates extended to March 31, 2009. The notes can be prepaid by the Company at any time without penalty, bear interest at the prime rate (5.0% per annum at September 30, 2008) and are an unsecured obligation of the Company, subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The Company has issued to Pulaski Bank 550,000 shares of the Company’s common stock as well as warrants to purchase an additional 354,167 shares of the Company’s common stock at $1.10 per share in connection with the origination and modifications of these notes.

The notes are guaranteed by entities and individuals affiliated with the Company or Accentia, the majority stockholder of the Company. The Company issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.32 per share. The Company has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, the Company has agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the modifications of both Pulaski notes using the same procedures as described above under the Laurus and the Valens Funds modifications. The Company incurred a $384,000 and $114,000 loss on extinguishment of debt as a result of the Pulaski Bank modifications which is included in other income (expense) in the accompanying consolidated statement of operations for the years ended September 30, 2008 and 2007 respectively.

Southwest Bank:

On June 26, 2007, the Company closed a loan transaction with Southwest Bank. Southwest Bank loaned $0.2 million to the Company pursuant to an unsecured Promissory Note which matures on December 26, 2008, and can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate plus 1.0% (6.0% per annum at September 30, 2008), requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The note is guaranteed by an officer of Accentia, the majority stockholder of the Company. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender. In the event of default, resulting in a payment to Southwest Bank by the guarantor(s), the Company has agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable (cont’d)

Southwest Bank (cont’d):

In conjunction with the issuance of this note payable the Company issued to the guarantor warrants to purchase 109,090 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $0.32 per share (the “Warrants”). The Company recorded an expense for these warrants based on their fair value on issue date. The Warrants will expire on June 25, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

Other notes payable:

On September 10, 2007, the Company issued a promissory note to a private third-party to the Company in the amount of $0.3 million. The note bears no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of this note all principal was originally due on September 9, 2008. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. Under the terms of the note, the Company was obligated to issue 947,867 shares of the Company’s common stock to the note holder on October 15, 2008. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

On September 9, 2008, the note was modified to extend the maturity date to the October 15, 2008. In consideration for this extension, the note holder was issued warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants expire five years from issue date.

Notes payable, related parties includes amounts advanced under three secured promissory demand notes issued to Accentia, bearing interest at the prime rate. On February 5, 2008, the terms of these notes were modified to allow Accentia the option to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share subject to adjustment in the event of certain recapitalizations or in the event that the Company offer its stock at prices below the conversion price. On September 22, 2008, as provided for under the adjustment provisions of the conversion option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

Management concluded that the February 5, 2008 modification added a substantive conversion option to these notes and thus applied debt extinguishment accounting to the transaction resulting in a $4.9 million gain on modification, recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet as of September 30, 2008. The new debt instrument was recorded at a discount to the carrying value of the notes prior to modification and will be amortized over the expected repayment term of the notes, a three year period. The carrying value of these notes is $7.7 million, net of unamortized discount as of September 30, 2008. Related party interest expense of $1.3 million and $0.7 million was incurred for the years ended September 30, 2008 and 2007, respectively. These notes are secured by all assets of the Company and are subordinate to the Company’s outstanding loan to Laurus.

On September 11, 2007, the Company issued two unsecured promissory notes to two directors of the Company in the aggregate amount of $0.2 million. The loans initially bore interest at prime plus 2.0% and are matured on September 10, 2008. On September 26, 2008 the loans were converted into the terms of the 15% secured convertible debenture as discussed below. The Company issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with the initial issuance of these loans in September 2007. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. Interest expense of approximately $90,000 and $4,000 was incurred on these notes during the year ended September 30, 2008 and 2007 respectively.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related party transactions:

Notes Payable, related parties:

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% (7.0% at September 30, 2008), is payable October 1, 2009, and is subordinated to the Company’s outstanding loan to Laurus. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of September 30, 2008, including accrued interest is $50,000. Interest expense of approximately $4,000 was incurred on this note during the year ended September 30, 2008.

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $0.3 million. This loan originally bore interest at prime plus 2.0% and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. On September 26, 2008, this note was converted into the terms of the 15% secured convertible debenture as discussed below. Interest expense of $230,000 was incurred on this note during the year ended September 30, 2008.

On May 9, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to the Company of at least $15.0 million. The note was fully funded on May 13, 2008. Interest only is payable monthly and may be paid by issuance of the Company’s restricted common stock, calculated at a price of $0.32 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of the Company, at a conversion price equal to $0.32 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 2 million shares of the Company’s common stock at an exercise price of $0.32 per share, with cashless exercise provisions and a 7-year term. In addition, the Company entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of this transaction, the Conversion Price applicable to certain other agreements of the Company was adjusted to equal the conversion/warrant exercise price set forth in this transaction.

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 to be accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The carrying value of this note as of September 30, 2008, including accrued interest is $52,000. Interest expense of approximately $76,000 was incurred on this note during the year ended September 30, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related party transactions (cont’d)

Notes Payable, related parties (cont’d):

On June 12, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by the Company to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, the Company repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of the Company’s restricted common stock, calculated at a price of $0.32 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 0.4 million shares of the Company’s common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions Similar to the May 9, 2008 financing above, the value of the warrants ($81,000) and beneficial conversion feature ($49,000) granted with this debt were required to be recorded as a discount to the face value of the note with an offsetting increase to additional paid-in capital under EITF No. 98-5 and EITF No. 00-27. As the note was repaid on June 25, 2008, the full discount amount of $130,000 has been amortized to interest expense in the accompanying condensed consolidated statement of operations for the year ended September 30, 2008.

15% Secured Convertible Debenture

On September 26, 2008, the Company exchanged the September 11, 2007 and October 12, 2007 unsecured promissory notes outstanding to one of its directors in the gross amount of $0.5 million for secured debentures in the gross amount of $0.5 million. See Note 3 for full details on the terms of the secured convertible debenture issuance.

Management concluded that the September 26, 2008 modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on the Company’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures meet the definition of derivative financial instruments and require bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). The resulting derivative liabilities are further discussed in Note 15. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method. The carrying value of the debentures as of September 30, 2008, is $123,000.

Modification and termination of related party agreements:

In December 2006, the Company borrowed $3.1 million from Accentia to facilitate the purchase of Biolender II in the NMTC transaction. This borrowing was evidenced by the execution of an additional promissory demand note bearing interest at prime rate and $1.1 million due under this note was paid subsequent to the closing of the December New Market Tax Credit transactions and the remaining $2.0 million is included in the September 30, 2008 balance in Notes payable, related party. On October 31, 2006, the Company entered into a series of agreements with Accentia modifying certain material terms of the relationship between the two companies. The material terms of these modifications to the previously existing agreements are summarized as follows:

•

The Company and Accentia entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Royalty Agreement provides that Accentia is no longer the Company’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, the Company agreed to issue to Accentia five million new shares of the Company’s common stock with a fair value of $4.8 million on the date of modification. No royalty expense relating to the Royalty Agreement was incurred during the years ended September 30, 2008 and 2007. A charge to the Company of $4.8 million was recorded in operating expense and is included in “loss on restructuring of related party royalty agreement” in the accompanying condensed consolidated statement of operations for the year ended September 30, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related party transactions (cont’d)

Modification and termination of related party agreements (cont’d):

•

The Company and Accentia entered into a Termination Agreement under which Accentia agreed to immediately terminate the absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement dated June 16, 2003, with the Company. In consideration of Accentia’s termination of the First Right of Refusal Agreement, Biovest issued to Accentia 5 million new shares of the Company’s common stock with a fair value of $4.8 million on the date of the termination agreement. A charge to the Company of $4.8 million was recorded in Other Expense as a cost of terminating the agreement, and is included in “loss from termination of related party anti-dilution agreement” in the accompanying condensed consolidated statement of operations for the year ended September 30, 2008.

•

The Company and Accentia entered into a Purchase Agreement whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. Biolender is the entity that was formed by Accentia and the Company to participate in the Company’s NMTC enhanced financing that closed in April 2006. In consideration of the purchase of this interest in Biolender, the Company agreed to issue to Accentia 10.0 million new shares of the Company’s common stock, representing the negotiated value of the purchased interest. The Company accounted for the acquisition of this majority interest in Biolender at Accentia’s $6.0 million historical cost due to the common control ownership of Accentia and the Company. The Company immediately impaired the investment in Biolender and recognized a $3.8 million charge to operating expense, and is included in “impairment of investment in consolidated subsidiary” in the accompanying condensed consolidated statement of operations for the year ended September 30, 2007.

•

In order to consummate the foregoing transactions, the Company and Accentia were required to obtain the consent of Accentia’s senior lender, Laurus, under Accentia’s loan agreement with Laurus. In consideration for providing such consent, the Company and Accentia entered into an agreement with Laurus pursuant to which Laurus consented to the above-described transactions and certain other transactions, and Accentia issued to Laurus a warrant to purchase 10 million outstanding shares of the Company’s common stock owned by Accentia at an exercise price of $.01 per share with a total fair value of approximately $9.4 million. The warrant expires in October 2012. The Company was allocated $8.8 million of the total $9.4 million expenses incurred by Accentia based on the relative fair value of the transactions. The $8.8 million fair value allocated to the Company has been recorded as a capital contribution in the Company’s consolidated financial statements during the year ended September 30, 2008. A portion of the warrant’s cost was also allocated to a provision in the consent whereby Accentia was allowed to increase its intercompany loan with Biovest to a total of $9.6 million in order to facilitate the NMTC financing transaction. This allocation has been recorded as a financing fee in the condensed consolidated statement of operations for the year ended September 30, 2008. The $8.8 million charge was allocated as follows in the statement of operations for the year ended September 30, 2008:

•	Impairment of investment in Biolender, LLC	$3,775,000
•	Loss on restructuring of related party royalty agreement	1,887,000
•	Related party financing fee	1,232,000
•	Loss from termination of related party anti-dilution agreement	1,887,000

		$8,781,000

Warrants issued to related parties

In connection with the issuance of certain notes payable, the Company issued warrants to certain officers and directors of the Company to guaranty these notes. The Company issued warrants to purchase an aggregate total of 1,879,543 shares of the Company’s common stock at an exercise price of $0.32 per share for the year ended September 30, 2007. The warrants will expire in 2012. For the year ended September 30, 2008, the Company issued warrants to purchase an aggregate total of 2,102,460 shares of the Company’s common stock at an exercise price of $0.32 per share to these same guarantors for their continuing guarantee of the Company’s outstanding debt. These warrants will expire in 2013.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long-term debt

Long-term debt consists of the following:

	September 30,
	2008	2007
Laurus, $7,799,000 face value, 30% interest non-amortizing note payable, due July 31, 2009	$6,768,000	$7,122,000
Valens Offshore SPV II, Corp, $255,000 face value, 30% interest non-amortizing note payable, due July 31, 2009	291,000	—
Valens U.S. SPV I, LLC, $245,000 face value, 30% interest non-amortizing note payable, due July 31, 2009	280,000	—
Valens U.S. SPV I, LLC, $650,000 face value, 15% secured convertible debenture due March 31, 2010	62,000	—
Notes payable, interest at 10%; due on demand; convertible into common stock at $1.00 per share	35,000	47,000
Other	87,000	103,000
Accrued interest, and fees	2,162,000	480,000

	9,685,000	7,752,000

Less current maturities	(9,623,000)	(2,932,000)

	$62,000	$4,820,000

Future maturities of long-term debt are as follows:

Years ending September 30,
2009	$10,282,000
2010	650,000

Total maturities	10,932,000
Less unamortized discount	(1,247,000)

$9,685,000

Amendments to Laurus Loan:

Pursuant to the original terms of the $7.799 million secured promissory note issued to Laurus, the Company was required to make certain principal and interest payments commencing in calendar 2007. The Company did not commence making such payments when originally due and reached an understanding that such payments would not commence while the Company sought additional financing. This understanding was formalized in three letter agreements dated March 19, 2007, October 31, 2007, and July 31, 2008. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreements rescheduled future payments due from the Company to Laurus under the Note. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007, as well as a cash payment of $3.5 million due July 31, 2009. Additionally, the interest rate on the notes was increased from an initial rate of prime plus 2.0% to 30% per annum (10% payable monthly and the remaining 20% payable at maturity). Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty having been paid on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term (Note 12). In addition, upon satisfaction of certain conditions of the Letter Agreements, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long-term debt (cont’d)

Amendments to Laurus Loan (cont’d):

The Company applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment dated April 17, 2007. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company reached the conclusion that the modification of terms of the $7.799 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. The Company incurred a $2.0 million loss on extinguishment of debt for the year ended September 30, 2008 and $9.7 million loss on extinguishment of debt for the year ended September 30, 2007 as a result of these modifications which is included in other income (expense) in the accompanying consolidated statement of operations.

On October 30, 2007, the Company completed a financing transaction with the Valens Funds, which are affiliated companies of Laurus. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The original notes were non-amortizing, accrued interest at prime plus 2.0% (with a 9.0% minimum) and were payable in a single payment of principal and accrued interest on March 31, 2009. On July 31, 2008, the Company modified the terms of these notes, extending the maturity date to July 31, 2009. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% payable at maturity. As a result of this modification, the Company is required to pay an additional $0.2 million fee on the notes, payable at maturity.

On September 22, 2008, the Company issued to Valens U.S. SPV I, LLC a secured convertible debenture in the principal amount of $0.65 million. See Note 3 for full details on the terms of the secured convertible debenture issuance.

Management concluded the secured convertible debenture met the definition of a derivative financial instrument and required bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). The resulting derivative liability is further discussed in Note 15. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debenture using the effective interest method.

12. Royalty liability

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.799 million loan (Note 11). As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million, and are required to be paid quarterly with $0.5 million of the minimum royalty having been paid on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, the Company filed a voluntary Chapter 11 petition (Note 23). While the Company remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management has determined that the recorded liability represents their best estimate of future payments due under this agreement. Additional royalty expense, if any, will be recorded as incurred or as it becomes reasonably estimable. Therefore, the actual royalty liability could exceed the recorded amount.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Royalty liability (cont’d)

Expected future royalty payments are as follows:

Years ending September 30,
2009	$—
2010	—
2011	—
2012	7,500,000

7,500,000
Less unamortized discount	(2,357,000)

$5,143,000

13. Stockholders’ equity

Preferred stock:

The Company has authorized 50.0 million shares of preferred stock. As of the fiscal years ended September 30, 2008 and 2007, no preferred shares were issued or outstanding.

Common stock:

The Company has authorized 300.0 million shares of common stock.

For the year ended September 30, 2008, the Company issued the following:

•	332,218 restricted shares of common stock in satisfaction of certain current and past due professional fees in the approximate amount of $420,000.

•	450,000 restricted shares of common stock to Pulaski Bank as consideration for extending the maturity date on the Company’s debt obligations.

•	64,439 restricted shares of common stock to a director of the Company in payment for interest accrued on convertible notes outstanding.

For the year ended September 30, 2007, the Company issued a total of 20.0 million shares of common stock to Accentia in consideration for the following transactions more fully discussed in Note 10above.

•	5.0 million shares in consideration for the biologics royalty agreement.

•	5.0 million shares for the termination of Accentia’s anti-dilution rights.

•	10.0 million shares for the purchase of Accentia’s 70.5% ownership interest in Biolender.

14. Common stock options and warrants

Stock Option Plans:

The Company’s 2000 Stock Option Plan was approved and made effective by the Company’s stockholders and Board of Directors on July 19, 2000 (the “2000 Plan”). The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) was approved by the Company’s Board of Directors (the “Board”) on November 2, 2006, and by the written consent of holders of a majority of the Company’s shares of common stock on October 4, 2007. The 2000 Plan and 2006 Plan are collectively, the “Stock Option Plans”. The purposes of the Stock Option Plans are to create incentives designed to motivate employees to significantly contribute toward the Company’s growth and profitability, to provide the Company’s executives, directors and other employees, and persons who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Common stock options and warrants (cont’d)

Stock Option Plan (cont’d):

The Stock Option Plans are administered by a committee appointed by the Board. All members of such a committee must be non-employee directors and outside directors, as defined in the Stock Option Plans. Subject to the limitations set forth in the Stock Option Plans, the administrator has the authority to grant options and to determine the purchase price of the shares of the Company’s common stock covered by each option, the term of each option, the number of shares of the Company’s common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The Stock to be subject to awards under the Stock Option Plans may be either authorized and un-issued shares or shares held in the treasury of the Company. The maximum number of shares of Stock which may be granted under the 2006 Plan, subject to adjustment in accordance with the provisions of the 2006 Plan, is 20.0 million shares. For the purpose of computing the total number of shares of stock remaining available for awards under the Stock Option Plans at any time while the Stock Option Plans are in effect, the total number of shares shall be reduced by: (1) the maximum number of shares of stock subject to issuance upon exercise of outstanding options or outstanding stock appreciation rights granted under the 2006 Plan; (2) the maximum number of shares of stock subject to issuance upon exercise of outstanding options or outstanding stock appreciation rights granted under the 2000 Plan; and (3) the maximum number of shares related to outstanding other stock-based awards granted under these Stock Option Plans, as determined by the Board in each case as of the dates on which such awards were granted. The shares involved in the unexercised or undistributed portion of any terminated, expired or forfeited awards, including any unexercised or undistributed portion of any terminated, expired or forfeited award under the 2000 Plan, will be made available for further Stock Option Plans awards. The Stock Option Plans permit the grant of restricted stock, incentive stock options, non-qualified stock options, stock-appreciation rights, and phantom stock awards.

Awards granted under the Stock Option Plans that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of the Company’s subsidiaries for any reason other than retirement with the Company’s consent, disability or death. The Board of Directors or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment and twelve months after termination of the optionee’s employment due to disability. The Board of Directors or a committee of the Board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the Board or a committee of the Board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

Under generally accepted accounting principles with respect to the financial accounting treatment of stock options used to compensate employees, upon the grant of stock options under the Company’s Stock Option Plans, the fair value of the options will be measured on the date of grant and this amount will be recognized as compensation expense ratably over the service period, usually corresponding to the vesting period. Stock appreciation rights granted under the Stock Option Plans must be settled in common stock. Therefore, stock appreciation rights granted under the Stock Option Plans will receive the same accounting treatment as options. The cash the Company receives upon the exercise of stock options will be reflected as an increase in the Company’s capital. No additional compensation expense will be recognized at the time stock options are exercised, although the issuance of shares of common stock upon exercise may reduce basic earnings per share, as more shares of the Company’s common stock would then be outstanding.

In the case of a grant of restricted stock, the fair value of the restricted stock award at the date of grant will be determined and this amount will be recognized over the service period of the award, usually the vesting period. The fair value of a restricted stock award is equal to the fair market value of the Company’s common stock on the date of grant.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Common stock options and warrants (cont’d)

Stock Option Plans (cont’d):

Stock option activity for the years ended September 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 1, 2006	6,366,141	$0.73	7.57	$0.27	2,205,681
Exercisable at October 1, 2006	4,368,579	0.79	6.97	0.18	1,479,854
Granted	2,901,382	0.73
Exercised	(15,000)	0.50
Cancelled	(504,985)	0.74
Outstanding at September 30, 2007	8,747,538	0.74	7.18	0.30	—
Exercisable at September 30, 2007	7,290,795	0.75	6.90	0.27	—
Granted	2,339,000	0.62
Exercised	—	—
Cancelled	(1,614,742)	0.67
Outstanding at September 30, 2008	9,471,796	0.72	6.77	0.32	—
Exercisable at September 30, 2008	9,113,462	$0.72	6.72	0.32	—

The following assumptions were used to determine the fair value of the stock option grants:

Years Ending September 30,
	2008	2007
Expected volatility	80% - 160%	54% - 77%
Expected life	5 to 7 years	5 to 6 years
Risk-free interest rates	2.57% - 4.53%	4.70% - 5.07%
Dividend yields	none	none

The following tables summarize information for options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price
$0.01-1.00	7,733,196	7.60	$0.61	7,374,862	7.57	$0.61
1.01-2.00	1,728,600	4.96	1.21	1,728,600	4.96	1.21
2.01-3.00	10,000	2.92	3.00	10,000	2.92	3.00

	9,471,796	6.77	0.72	9,113,462	6.72	0.72

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Common stock options and warrants (cont’d)

Stock Option Plans (cont’d):

The Company recognized $1.5 million and $1.0 million in total employee stock-based compensation expense for the years ended September 30, 2008 and 2007 respectively. Stock options exercised during the fiscal years ended September 30, 2008 and 2007 had no intrinsic value. A summary of the status of the Company’s non-vested employee stock options as of September 30, 2008 is presented below:

Non-vested Options	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2007	1,456,743	0.42
Granted	30,000	0.44
Vested	(963,512)	0.45
Cancelled	(164,897)	0.54

Non-vested at September 30, 2008	358,334	$0.31

As of September 30, 2008, there was $42,000 of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately two years.

Common Stock Warrants:

Stock warrants issued, exercised and outstanding at September 30, 2008 and 2007 are summarized as follows:

	Weighted Ave
Warrants	Shares	Exercise Price
Outstanding at October 1, 2006	17,298,126	0.20
Issued	5,735,676	1.10
Exercised	(1,189,755)	0.01
Cancelled	(150,346)	3.21

Outstanding at September 30, 2007	21,693,701	0.43
Exercisable at September 30, 2007	20,493,701	0.38
Issued	9,676,704	0.61
Exercised	—	—
Cancelled	(150,000)	0.75

Outstanding at September 30, 2008	31,220,405	0.35
Exercisable at September 30, 2008	30,020,405	0.31

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Derivative liabilities

Derivative liabilities consist of the following at fair value:

	September 30,
	2008	2007
Biovax Investment, LLC investor put option (Note 20)	$109,000	$98,000
AutovaxID Investment, LLC investor put option (Note 20)	67,000	60,000
Default put on Laurus note (1)	—	408,000
Derivatives resulting from issuance of Secured Convertible Debentures (2)	729,000	—

	$905,000	$566,000

(1)

On July 31, 2008 the terms of the Laurus note dated March 31, 2006 in the original principal amount of $7.799 million were amended to eliminate the default payment feature whereby 130% of any principal and interest outstanding would be immediately due upon declaration of default.

(2)

In September 2008, the Company issued to Valens U.S. SPV I, LLC as well as to two of its directors, secured convertible debentures in the principal amount of $1.15 million (Notes 10 and 11). The debentures issued embodied terms and features meeting the definition of derivative financial instruments under FAS 133 – Accounting for Derivative Financial Instruments and Hedging Activities. The components of the derivative consist of an embedded conversion option, anti-dilution protection, mandatory monthly redemption, detachable warrants and default, non-delivery, and buy-in puts. These derivative features were not afforded the exemption available to derivatives indexed to a company’s own stock and accordingly have been bifurcated from the host instrument and classified as a liability recorded at fair value.

16. Segment information

The Company operates in three identifiable industry segments. The Company’s Cell Culture Products and Services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment, which has generated no revenues to date, is focused on developing BiovaxID®, as described earlier.

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Reorganization value in excess of amounts allocated to identifiable assets was $2.1 million for the years ended September 30, 2008 and 2007 and has not been allocated to the segments listed below. Segment information is as follows:

	Year ended September 30, 2008
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$3,310,000	$—	$3,310,000
Services	1,965,000	—	—	1,965,000

Total Revenues	1,965,000	3,310,000	—	5,275,000

Costs and Expenses:
Cost of revenue	(1,132,000)	(1,832,000)	—	(2,964,000)
Research and development	—	—	(3,514,000)	(3,514,000)

Operating income/(loss) including segment identifiable expenses	$833,000	$1,478,000	$(3,514,000)	(1,203,000)

General and administrative expense				(5,569,000)
Other income/(expense), net				(14,364,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Segment information (cont’d)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(21,136,000)
Non-controlling interest in losses from variable interest entities				496,000

Net loss before income taxes				(20,640,000)
Income taxes				—

Net loss				$(20,640,000)

	Year ended September 30, 2007
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$2,652,000	$—	$2,652,000
Services	2,352,000	—	—	2,352,000

Total Revenues	2,352,000	2,652,000	—	5,004,000

Costs and Expenses:
Cost of revenue	(1,251,000)	(1,485,000)	—	(2,736,000)
Research and development	—	—	(10,210,000)	(10,210,000)
Impairment of investment in consolidated subsidiary	—	—	(3,775,000)	(3,775,000)
Loss on restructuring of related party royalty agreement	—	—	(6,637,000)	(6,637,000)

Operating income/(loss) including segment identifiable expenses	$1,101,000	$1,167,000	$(20,622,000)	(18,354,000)

General and administrative expense				(4,114,000)
Other income/(expense), net				(22,589,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(45,057,000)
Non-controlling interest in losses from variable interest entities				724,000

Net loss before income taxes				(44,333,000)
Income taxes				—

Net loss				$(44,333,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income taxes

The significant income components of the Company’s net deferred total are as follows:

	Year Ending September 30,
	2008	2007
Interest due to tax affiliated group	$821,000	$—
Loss on restructure of related party agreement	2,519,000	2,519,000
Related party financing cost	468,000	468,000
Loss on Modification of Debt	2,652,000	—
Loss on impairment	1,433,000	1,433,000
Basis difference in fixed assets	899,000	951,000
Stock option compensation	442,000	146,000
Net operating loss carryover	23,295,000	19,422,000
Other	704,000	694,000

Total deferred tax asset	33,233,000	25,633,000

Less: valuation allowance	(33,233,000)	(25,633,000)

Net deferred tax asset	$—	$—

The components of the provision (benefit) for income taxes consists of the following:

	Year ending September 30,
	2008	2007
Deferred tax
Deferred	$(7,652,000)	$(10,329,000)
Increase in valuation allowance	7,652,000	10,329,000

Total provision (benefit) for income taxes	$—	$—

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income taxes (cont’d)

The Company has a federal net operating loss of approximately $61.4 million as of September 30, 2008 (expiring 2021). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOL”) and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also be subject to restriction.

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year Ending September 30,
	2008	2007
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Effect of valuation allowance	38%	36%
Other	—%	2%

Net actual effective rate	—%	—%

18. Employee benefit plan

The Accentia 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004 as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the Employee Benefit Plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal years ended September 30, 2008 and 2007 the Company made no employer contributions to the Employee Benefit Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. New Market Tax Credit transactions

April 2006 NMTC Transaction7:

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

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, Biovest and Accentia formed Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the restricted account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two directors of Accentia. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 10).

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

[7]

In July 2010, the Company and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, the Company’s Guaranty, the Guaranty by the Company’s parent, Accentia, and all of the Company’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. New Market Tax Credit transactions (cont’d):

April 2006 NMTC Transaction (cont’d):

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30. These warrants were reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

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

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4 million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $180,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. New Market Tax Credit transactions (cont’d):

April 2006 NMTC Transaction (cont’d):

Salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from the transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase Agreement between Biovax and the Company, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. New Market Tax Credit transactions (cont’d):

April 2006 NMTC Transaction (cont’d):

amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

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

December 2006 NMTC Transaction8:

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

On December 8, 2006, Accentia loaned to the Company $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, to shares of the Company’s common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, the Company repaid Accentia $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2008 consolidated balance sheet, and is due upon 30 days advance written notice by Accentia.

[8]

In July 2010, the Company and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, its Guaranty, the Guaranty by its parent, Accentia, and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. New Market Tax Credit transactions (cont’d):

December 2006 NMTC Transaction (cont’d):

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

CDE II is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by the Company and also guaranteed up to an amount of $4.5 million by officers and directors of Accentia. The Company issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

AutovaxID used the proceeds from the $7.7 million promissory note to pay the Company $6.1 million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

The transaction was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1 million in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $100,000, resulting from the difference of $9.1 million in principal and interest payments received less $9.0M in principal and interest paid over the 7.5 year term of the notes.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. New Market Tax Credit transactions (cont’d):

December 2006 NMTC Transaction (cont’d):

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

Salient terms and conditions of Transaction II are as follows:

•

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a non-exclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from the Company to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and US Bancorp and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to US Bancorp the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, US Bancorp, AutovaxID and the Company.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. New Market Tax Credit transactions (cont’d):

December 2006 NMTC Transaction (cont’d):

commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Under a Reimbursement Agreement dated as of December 8, 2006, Biovest agreed to reimburse St. Louis Development Corp (the 0.01% owner and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

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

20. Variable interest entities

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

The Company concluded that Biolender, Biovax Investment, LLC, Telesis CDE Two, LLC, Biolender II, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the guidance, it must have a variable interest in the entity.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Variable interest entities (cont’d)

Accounting for the NMTC financing arrangement (cont’d):

Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biolender, LLC	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its related parties	Controlling interest Primary beneficiary	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Biovax Investment, LLC			VIE Equity (99.9%)

US Bancorp		VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.		VIE Equity (0.01%)

Telesis CDE, Corp			VIE Equity (0.01%)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interest Biolender II, LLC	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Controlling interest Primary beneficiary	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

AutovaxID Investment, LLC			VIE Equity (99.9%)

US Bancorp		VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation			VIE Equity (0.01%)

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

Assets of $20.5 million and liabilities of $16.0 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2008 consolidated balance sheet as non-controlling interests in variable interest entities.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Variable interest entities (cont’d)

Accounting for the NMTC financing arrangement (cont’d):

The Company’s $496,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the year ended September 30, 2008 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$448,000
Telesis CDE Two, LLC	33,000
AutovaxID Investment, LLC	443,000
St. Louis NMTC Fund II, LLC	(428,000)

$496,000

21. Commitments and contingencies

Legal proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court. During the pendency of the Chapter 11 proceedings, the Company will operate its business as a debtor in possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

On August 4, 2008, the Company was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. The Company intends to seek to dismiss this litigation and plan to defend these claims vigorously. Upon the filing of the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations.

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Employment agreements:

The Company has employment agreements with certain employees, which extend from 24 to 36 months. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements at September 30, 2008 are approximately $0.5 million of which $0.3 million, and $0.2 million become due in the years ending September 30, 2008, and 2009 respectively.

Facility leases:

The Company leases approximately 35,000 square feet in Minneapolis, Minnesota, which the Company uses for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and the Company continues to occupy this facility on a month-to-month basis with a long-term lease currently being negotiated which is expected to include improvements to the facility to provide a dedicated laboratory space for production of BiovaxID and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

The Company leased approximately 17,000 square feet in Worcester, Massachusetts, which it used for BiovaxID production, contract cell production, offices, and storage. The Company had extended its lease term on this facility through February 28, 2010. Subsequent to the period of this report, on December 8, 2008, the Bankruptcy Court in the Company’s Chapter 11 proceeding entered an Order confirming the rejection of this Worcester lease, and the Company no longer occupy these premises.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and contingencies (cont’d)

Facilities leases (cont’d)

The Company leased approximately 24,000 square feet in St. Louis, Missouri under a three year lease term which ran through January 2010. Subsequent to the period of this report, on December 1, 2008, the Company amended its lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, the Company terminated the lease.

The Company anticipates that its facilities will meet its needs during fiscal 2009. The Company anticipates that as its development of BiovaxID advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

Rent expense pertaining to these leases was $1.0 million and $0.9 million for the years ended September 30, 2008 and 2007 respectively. Future minimum lease payments regarding the Worcester and St. Louis lease and leased equipment are summarized below:

Years ending September 30,
2009 (1)	701,000
2010 (1)	283,000

$984,000

(1)	Subsequent to the period of this report, on December 8, 2008, the Bankruptcy Court in the Company’s Chapter 11 proceeding entered an Order confirming the rejection of this Worcester lease, and the Company no longer occupy these premises and on December 1, 2008, the Company amended its lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, the Company terminated the lease.

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. In April 2004, the NCI transferred its IND for BiovaxID to Biovest .The payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2008.

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and contingencies (cont’d)

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

Guarantee Indemnifications:

Under the terms of the January and March Pulaski Bank notes payable, several board members and affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. Subsequent to the period of this report, on December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the Pulaski Bank guarantors are expected to assert an unsecured claim for the value of approximately 6.4 million shares of the Company’s common.

Under the terms of the Southwest Bank note payable issued June 26, 2007, an officer of Biovest issued a personal guarantee. The Company agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. Subsequent to the period of this report, in January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of his indemnification agreement, the Southwest Bank guarantor is expected to assert an unsecured claim for the value of approximately 1.3 million shares of the Company’s common stock.

Royalty agreements:

Pursuant to the royalty agreement dated October 31, 2006, as amended, the Company is required to pay to Accentia a 15.5% royalty on net sales from biologics products.

On April 17, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty having been paid on December 10, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

On October 30, 2007, December 10, 2007, and again on May 30, 2008 the Company completed and/or modified financing transactions with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to these transactions, the Valens Funds were granted an aggregate 19.5% royalty interest in the worldwide net commercial sales of the Company’s biologic products.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and contingencies (cont’d)

Stanford University agreement:

In September 2004, the Company entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID®. Under the agreement with Stanford, the Company is obligated to pay an annual maintenance fee of $10,000. The agreement also provides that the Company will pay Stanford $100,000 within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval the Company is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Company’s agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

Distribution agreement:

On June 1, 2007, the Company entered into a non-exclusive distribution agreement with VWR, to distribute the AutovaxID™ automated cell culture device in North America. Under the terms of this agreement, the Company is obligated to pay to VWR 25% of net sales revenue generated from the sales and marketing efforts of VWR on AutovaxID cell culture systems and disposable cultureware used in conjunction with the AutovaxID system. The initial term of this agreement is for 24 months and can be terminated at any time by either party upon 180 days’ prior written notice. The Company has not incurred any distribution expense to date related to this agreement. Subsequent to the period of this report, effective as of March 21, 2010, the Company terminated the non-exclusive distribution agreement.

Sublicense agreement with related party:

On January 16, 2008, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune, LLC under which the Company was granted the exclusive worldwide rights to Revimmune™, a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

Other material terms and conditions of the Sublicense Agreement are as follows:

•

The Company is obligated to pay to Revimmune a royalty of 6.0% on net sales, and in the event of a sublicense by the Company, to pay 20% of sublicense consideration received. The Company did not pay an upfront fee in connection with the Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, the Company is required to issue to Revimmune vested warrants to purchase 2 million shares of the Company’s common stock. Each such warrant which will be granted at the approval of each successive Sublicensed Product will have an exercise price of $1.10 per share or, at the discretion of Company, at a price equal to the fair market value of the Company’s common stock on the date of the grant of such warrant.

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

•	Revimmune is affiliated with one of the Company’s directors.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

Voluntary Petition for Bankruptcy:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Court for the Middle District of Florida, Tampa Division(the “Bankruptcy Court”). With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID and AutovaxID, this action is intended to provide an opportunity for the Company to restore shareholder value and to arrange for the ultimate satisfaction of all secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. The Company believes the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, Biovest expects to continue operations without interruption, while striving to maximize long-term shareholder value.

Amendments to Bylaws:

Effective on November 10, 2008, in an effort to mitigate costs while the Company is seeking to reorganize under Chapter 11, the Company enacted resolutions amending the charters for its Audit Committee, Governance Committee and Compensation Committee to eliminate any requirement for members to be independent as that term is defined in rules promulgated by NASDAQ. During the pendency of the Chapter 11 proceedings and until further resolution of the Company’s Board of Directors, the activities of the standing committees of the Board of Directors have been suspended and all corporate actions are being managed by the full Board of Directors.

Departure and appointment of certain officers and directors:

On November 24, 2008, Robert D. Weiss resigned as a member of the Company’s Board of Directors and any and all of its Committees.

On December 2, 2008, Steven R. Arikian, M.D. resigned from all positions with the Company including as Chief Executive Officer, Chairman, and Director.

On February 24, 2009, Francis E. O’Donnell, Jr., M.D. was appointed to serve in the position of the Company’s Chief Executive Officer (“CEO”).

On February 24, 2009, Samuel S. Duffey, Esq. was appointed to serve in the position of President of the Company. Mr. Duffey will continue to serve in his role as the Company’s Counsel and has agreed to accept the new position as President of the Company without any change to his current salary.

On June 23, 2010, Edmund C. King, CPA was appointed to the Board to serve as a Director to fill the vacancy occasioned by the resignation of Robert Weiss, the Company’s designated Financial Expert/Director in November 2008. Mr. King began to serve as a Director commencing on June 23, 2010 and will continue to serve as a Director for the remainder of the term of that Director position and until his successor is duly elected and qualified. The Board has determined that Mr. King is to serve as the designated Financial Expert of the Board and meets the applicable requirements of “independence” so as to allow the Company to comply, as and when necessary, with the requirements of the Sarbanes-Oxley Act.

Pulaski Bank

On October 28, 2008, and effective as of September 30, 2008, the Company entered into an agreement with Pulaski Bank to extend the maturity date of the Promissory Notes with Pulaski Bank (the “Pulaski Notes”) through March 31, 2009 (the “Extension”). In consideration for the Extension, the Company agreed to issue to Pulaski Bank 100,000 shares of the Company’s unregistered common stock.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Closing under Secured Convertible Debenture Financing

On October 29, 2008, and effective as of October 15, 2008, the Company closed an additional agreement with one additional investor related to a private placement of its 15% Secured Convertible Debentures Note, which had an initial tranche closing on September 22, 2008. The Company sold $0.3 million in principal amount of its Debentures to the investor.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events (cont’d)

Termination of Leases

On December 8, 2008, the Bankruptcy Court in our Chapter 11 proceeding entered an Order confirming the rejection of the Worcester lease, and we no longer occupy these premises.

On December 1, 2008, we amended our lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, we terminated the lease.

Debtor-in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owner is a director of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2010, the DIP Lender has advanced $1.4 million to the Company, with additional advances being subject to the DIP Lender’s discretion and further order of the Bankruptcy Court.

The DIP Financing was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

(a)	Principal Amount- Up to $3,000,000.

(b)	Priority and Security- The Facility is a secured super-priority loan to a debtor-in-possession and is secured by all assets of the Company that is senior to all prior and existing liens of Biovest.

(c)	Advances under the Facility- For all amounts in excess of the $1.4 million currently outstanding, Lender and the Company shall within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by the Company through use of these Advances, and the Company shall be required to make a written request(s) detailing the amount and use and Lender shall in its reasonable discretion approve or reject the written request based upon whether the Company demonstrates reasonable progress in achieving the agreed milestones.

(d)	Term- All loans outstanding under the Facility (the “Loans”) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 Proceeding; (iii) conversion of the Chapter 11 Proceeding to a Chapter 7 Proceeding; or (iv) confirmation of the Company’s Plan of Reorganization.

(e)	Interest- Loans will bear interest at 16% per annum computed on a daily basis based on the amounts outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

(f)	Points- At the Closing, the Company paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that the Company borrowed in excess of $1.0 million, the Company paid in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that the Company borrows in excess of $2,000,000, the Company shall pay in cash 4% of the third $1,000,000 of the Facility ($40,000).

(g)	Expenses- The Company issued payment of $25,000 in costs at the Closing.

(h)	Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that the Company’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to the Company and Lender.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events (cont’d)

Indemnity agreement with guarantors of Pulaski Bank and Southwest Bank loans:

In December 29, 2008, as a result of non-payment of the Company’s notes due to Pulaski Bank, Pulaski Bank called the guarantee of the notes which had been executed by individuals affiliated with the Company and Accentia (the “Pulaski Guarantors”), resulting in an aggregate payment of $1.0 million by the Pulaski Guarantors. At the time of execution of the guarantee, the Company agreed to indemnify and hold harmless the Pulaski Guarantors should the guarantee be called by the lender. In addition, in the event of default by the Company resulting in a payment to the lender by the Pulaski Guarantors, the Company agreed to compensate the Pulaski Guarantors by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. As a result of this indemnification agreement, the Pulaski guarantors are expected to assert an unsecured claim for the value of approximately 6.4 million shares of the Company’s common stock.

In January 2009, as a result of non-payment of the Company’s note due to Southwest Bank, Southwest Bank called the guarantee of that note which had been executed by an individual affiliated with the Company and Accentia (the “Southwest Guarantor”), resulting in an aggregate payment of $0.2 million by the Southwest Guarantor. At the time of execution of the guarantee, the Company agreed to indemnify and hold harmless the Southwest Guarantor should the guarantee be called by the lender. In addition, in the event of default by the Company resulting in a payment to the lender by the Southwest Bank Guarantor, the Company agreed to compensate the Southwest Bank Guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. As a result of his indemnification agreement, the Southwest Bank guarantor is expected to assert an unsecured claim for the value of approximately 1.3 million shares of the Company’s common stock.

Delisting to the Pink Sheets:

On February 18, 2009, the Company’s common stock was no longer eligible for quotation on the Over-The-Counter Bulletin Board due to the Company’s discontinuance of maintaining timely SEC filings during the pendency of the Company’s Chapter 11 proceedings and opened for trading on the Pink Sheets.

Department of Defense Contract:

On September 10, 2009, the Company entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (NHRC) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. Active research is currently ongoing to establish the instrument’s adaptability and efficiency for propagation of avian and swine influenza viral strains. Under NHRC studies conducted in San Diego, California, preliminary results are showing the AutovaxID to be a valuable technology for production of these and other agents of military importance. Biovest’s perfusion-based bioreactor systems feature a number of key advantages over other systems, the key of these being their ability to allow for extremely high cell densities and productive cell manufacturing in systems requiring as little as 4 sq. ft. of facility space. This ability is expected to allow the production of large quantities of viral agents in BL-3 facilities using automated, self-contained bioreactors. The systems provide a high-throughput, space-efficient system for NHRC investigators to safely evaluate therapies for highly hazardous agents in secure environments. AutovaxID instruments are a highly adaptable platform for research, diagnostic and personalized cGMP products, and the Company is pursuing additional defense-related contracts to potentially utilize this technology.

Grant of Orphan Drug Designation for BiovaxID®:

On October 28, 2009, the FDA granted Orphan Drug designation to BiovaxID®. With FDA Orphan Drug designation, the Company has a seven-year period of market exclusivity for BiovaxID upon approval, thereby offering competitive protection from similar drugs of the same class. Orphan Drug designation also provides the Company with eligibility to receive potential tax credit benefits, potential grant funding for research and development and significantly reduced filing fees for marketing applications.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events (cont’d)

Termination of Distribution Agreement:

Effective March 21, 2010, the Company terminated its non-exclusive distribution agreement with VWR for the sale of AutovaxID instruments.

NMTC I and II Compromises:

In July 2010, the Company and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, (see Item 19 for further discussion of this transaction) in consideration of retention by Telesis of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $300,000 along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company to all parties to Transaction I will be terminated.

In July 2010, the Company and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, (see Item 19 for further discussion of this transaction) in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 To defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company to all parties to Transaction II will be terminated.

Filing of Plan of Reorganization:

On May 14, 2010, the Company filed its Joint Plan of Reorganization (the “Plan”) and on July 2, 2010, the Company filed its Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court will schedule a hearing on the Disclosure Statement, anticipated to take place in early August 2010.