Form 10-Q
period 2008-12-31
BIOVEST INTERNATIONAL INC
filed 2010-07-08
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2010, there were 97,549,783 shares of the registrant’s common stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1A. RISK FACTORS” of our Form 10-K for the fiscal year ended September 30, 2008 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

BIOVEST INTERNATIONAL, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash	$410,000	$539,000
Accounts receivable, net of $10,000 allowance for doubtful accounts at December 31, 2008 and September 30, 2008	262,000	281,000
Costs and estimated earnings in excess of billings on uncompleted contracts	87,000	103,000
Inventories	616,000	609,000
Prepaid expenses and other current assets	159,000	243,000

Total current assets	1,534,000	1,775,000
Property and equipment, net	147,000	562,000
Patents and trademarks, net	312,000	320,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	254,000	275,000

Total assets	$4,378,000	$5,063,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Notes payable	$—	$14,358,000
Current maturities of long-term debt	—	9,623,000
Accounts payable	135,000	3,393,000
Customer deposits	104,000	131,000
Accrued liabilities	157,000	1,446,000
Billings in excess of costs and estimated earnings on uncompleted contracts	25,000	—
Notes payable, related party	766,000	7,880,000

Total current liabilities	1,187,000	36,831,000

Long-term debt, less current maturities	—	62,000
Royalty liability, less current portion	—	5,143,000
Derivative liabilities	—	905,000

Total liabilities not subject to compromise	1,187,000	42,941,000
Liabilities subject to compromise (Note 12)	43,947,000	—

Total liabilities	45,134,000	42,941,000
Non-controlling interests in variable interest entities (Notes 15 and 16)	4,333,000	4,432,000

Commitments and contingencies (Note 17)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 97,549,783 and 96,485,477 issued and outstanding at December 31, 2008 and September 30, 2008, respectively	975,000	965,000
Additional paid-in capital	74,319,000	73,993,000
Accumulated deficit	(120,383,000)	(117,268,000)

Total stockholders’ deficit	(45,089,000)	(42,310,000)
Total liabilities and stockholders’ deficit	$4,378,000	$5,063,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2008	2007
Revenue:
Products	$391,000	$757,000
Services	267,000	502,000

Total revenue	658,000	1,259,000

Operating costs and expenses:
Cost of revenue:
Products	324,000	432,000
Services	278,000	251,000
Research and development expense	358,000	889,000
General and administrative expense	936,000	948,000

Total operating costs and expenses	1,896,000	2,520,000

Loss from operations	(1,238,000)	(1,261,000)

Other (expense) income:
Interest expense, net (Note 3)	(1,323,000)	(783,000)
Loss on extinguishment of debt	—	(1,445,000)
Gain/(Loss) on derivative liabilities	763,000	(522,000)
Other income/(expense), net	(180,000)	178,000

Total other (expense) income	(740,000)	(2,572,000)

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(1,978,000)	(3,833,000)

Reorganization items:
Professional fees	(127,000)	—
Provision for rejection of lease	(600,000)	—
Provision for indemnity agreements	(509,000)	—

	(1,236,000)	—

Loss before non-controlling interest in losses from variable interest entities and income taxes	(3,214,000)	(3,833,000)
Non-controlling interest in losses from variable interest entities	99,000	99,000

Net loss	$(3,115,000)	$(3,734,000)

Loss per common share:
Basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	97,363,733	95,692,180

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2008

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at October 1, 2008	96,485,477	$965,000	$73,993,000	$(117,268,000)	$(42,310,000)
Stock issued for payment of interest on outstanding debt	964,306	9,000	232,000	—	241,000
Stock issued for modification of debt	100,000	1,000	31,000	—	32,000
Warrants issued for modification of debt	—	—	62,000	—	62,000
Employee share-based compensation	—	—	1,000	—	1,000
Net loss	—	—	—	(3,115,000)	(3,115,000)

Balances at December 31, 2008	97,549,783	$975,000	$74,319,000	$(120,383,000)	$(45,089,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,115,000)	$(3,734,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	80,000	147,000
Amortization	2,000	7,000
Employee share-based compensation	1,000	—
Loss on extinguishment of debt	—	1,445,000
Amortization of discount on notes payable	25,000	237,000
Amortization of deferred loan costs	6,000	69,000
(Gain) Loss on disposal of property and equipment	335,000	(8,000)
Gain on settlement of accrued expenses	—	(214,000)
Non-controlling interest in loss of variable interest entities	(99,000)	(99,000)
Gain on shares issued for interest on outstanding debt	(63,000)	—
(Gain) Loss on derivative liability	(763,000)	522,000
Changes in cash resulting from changes in:
Operating assets	42,000	(443,000)
Operating liabilities	1,421,000	(1,648,000)

Net cash flows from operating activities before reorganization items	(2,128,000)	(3,719,000)

Reorganization items:
Increase in accrued professional fees	27,000	—
Change in provision for rejected lease	600,000	—
Change in provision for indemnity agreements	509,000	—

Net change in cash flows from reorganization items	1,136,000	—

Net cash flows from operating activities	(992,000)	(3,719,000)

Cash flows from investing activities:
Purchase of property and equipment	—	—
Proceeds from sale of property and equipment	—	17,000
Deposit of restricted cash	—	(3,326,000)
Release of restricted cash	—	100,000

Net cash flows from investing activities	—	(3,209,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(50,000)	(2,300,000)
Advances from related party	913,000	706,000
Proceeds from long term debt	—	9,045,000
Proceeds from sale of stock	—	—
Proceeds from exercise of stock options	—	—
Payment of deferred financing costs	—	(426,000)
Proceeds from non-controlling-interest in variable interest entities	—	14,000

Net cash flows from financing activities	863,000	7,039,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

Net change in cash	(129,000)	111,000
Cash at beginning of period	539,000	124,000

Cash at end of period	$410,000	$235,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants	$62,000	$206,000
Stock issued for payment of accrued expenses and interest	240,000	100,000
Stock issued for modification of debt	25,000	—
Cash paid for interest during period	$123,000	$1,391,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

1. Description of the company:

As a result of Biovest International, Inc.’s (the “Company” or “Biovest) collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under Biovest’s Investigational New Drug Application (“IND”) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. The Company believes that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these lethal diseases. Biovest is currently preparing for discussions with the U.S. Food and Drug Administration (“FDA”) and international agencies regarding regulatory approvals of BiovaxID for FL and MCL based on these clinical trials. Biovest expects BiovaxID may also have applications in other forms of B-cell lymphomas.

To support Biovest’s planned commercialization of BiovaxID, Biovest developed an automated cell culture instrument called AutovaxID™. The Company believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID and other monoclonal antibodies. Biovest is under contract with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

As of December 31, 2008, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

2. Chapter 11 bankruptcy:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, the Chapter 11 proceedings are intended to provide an opportunity for the Company to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. The Company believes the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, Biovest expects to continue operations without interruption, while striving to maximize long-term shareholder value.

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 proceedings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered by the plan of reorganization. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 12, Liabilities Subject to Compromise.

3. Significant accounting policies:

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

Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the Company, Biolender, LLC, Biolender II, LLC, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 15 and 16)

All significant inter-company balances and transactions have been eliminated.

Voluntary Petition for Bankruptcy:

On November 10, 2008, the Debtors filed voluntary petitions for relief under Chapter 11. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest adopted SOP 90-7 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Deferred Financing Costs:

Deferred financing costs include fees paid in cash or through the issuance of warrants in conjunction with obtaining notes payable and long-term debt and are amortized over the term of the related financial instrument.

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of SOP 90-7. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt during the three months ended December 31, 2008 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

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

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of December 30, 2008 and September 30, 2008.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company and, as such, are not recognized until product delivery.

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to the estimated total contract costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

Recent accounting pronouncements:

In September 2006, the FASB issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, we were required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities, has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This Statement did not have a material impact upon our financial statements.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. Currently, the convertible debt we have issued does not fall within the scope of FSP APB 14-1 and thus we do not expect the adoption of APB 14-1 will have any impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1 (“FSP SOP 90-7-1”), An Amendment of AICPA Statement of Position 90-7. FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under SOP 90-7, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively.

4. Liquidity and management plans:

During the three months ended December 31, 2008, the Company incurred a net loss of $3.1 million. At December 31, 2008, the Company had an accumulated deficit of approximately $120.0 million and working capital deficit of approximately $44.0 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Regulatory strategy and commercialization expenditures:

The Company has completed its Phase 3 clinical trial of BiovaxID for the indication of FL. Under the Company’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to FDA and EMEA. Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID® with FDA, EMEA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, the Company has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

Issuance of common stock:

In October 2008, the Company issued 1,064,306 shares of its common stock in satisfaction of interest and fees due on its outstanding debt.

Advances to the Company by Accentia:

For the quarter ended December 31, 2008, the Company borrowed an additional $0.5 million to increase the total balance due to Accentia to approximately $12.3 million. The advances by Accentia as of December 31, 2008, consisted of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $1.8 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. In September 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. As a result of our filing of Chapter 11 on November 10, 2008, collection of pre-petition amounts due under these notes (approximately $12.0 million) has been stayed and the Conversion Option may not be enforced.

Debtor-in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company (“Corps Real”), the principal owner of which is a director of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of December 31, 2008, the DIP Lender has advanced $0.5 million to the Company.

Termination of Leases:

We leased approximately 17,000 square feet in Worcester, Massachusetts, which we used for BiovaxID® production, contract cell production, offices, and storage. We had extended our lease term on this facility through February 28, 2010. As of December 8, 2008, the Bankruptcy Court in the Company’s pending Chapter 11 reorganization proceeding entered an Order confirming the rejection of this Worcester lease, and we no longer occupy these premises.

On December 1, 2008, the Company amended its lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet. Subsequent to the period of this report, on March 31, 2009, pursuant to the terms of the amended lease, the Company terminated the lease.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s vaccine. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at commercially acceptable terms, if at all. Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and the completion of the detailed analyses of our clinical trial is dependent upon our ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding from sources other than Accentia in the very near term, which raises substantial doubt about our ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

5. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business and generally does not require collateral or any other security to support amounts due. Management performs credit evaluations of its customers on an ongoing basis. Two customers accounted for 34% of revenues for the three months ended December 31, 2008, while three customers accounted for 69% of revenues for the three months ended December 31, 2007. Three customers accounted for 63% of trade accounts receivable as of December 31, 2008. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 39% of revenues for the three months ended December 31, 2008, compared to 55% for the three months ended December 31, 2007. For the three months ended December 31, 2008, sales to customers in the United Kingdom and Japan accounted for 23% and 11% of total revenue respectively, while sales to the United Kingdom and Canada accounted for 33% and 21% of total revenue for the three months ended December 31, 2007.

6. Inventories:

Inventories consist of the following:

	December 31, 2008 (Unaudited)	September 30, 2008
Finished goods	$195,000	$172,000
Work-in-process	21,000	67,000
Raw materials	400,000	370,000

	$616,000	$609,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

7. Notes payable

As a result of the Company’s Chapter 11 filings on November 10, 2008, the notes outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of December 31, 2008. See Note 12 for further details.

Notes payable consists of the following:

	December 31, 2008	September 30, 2008
Pulaski Bank and Trust Company, $1,000,000 face value, prime rate, note payable	$—	$600,000
Pulaski Bank and Trust Company, $750,000 face value, prime rate, note payable	—	450,000
Southwest Bank of St. Louis, an M& I Bank, $200,000 face value, prime rate plus 1.0%, note payable	—	200,000
Valens Offshore SPV II, Corp., $3,600,000 face value, 30% note payable	—	4,680,000
Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable	—	6,370,000
Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity*	—	624,000
Other	—	22,000
Accrued interest and fees		1,412,000

	$—	$14,358,000

*	On September 10, 2007, the Company issued a promissory note to a private third-party individual investor in the amount of $0.3 million. The note initially bore no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of the note all principal was originally due on September 9, 2008. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loans to Laurus Master Fund, Ltd. (Laurus), Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (collectively, the Valens Funds). Under the terms of the note, the Company issued 947,867 shares of the Company’s common stock to the note holder on October 15, 2008 (representing a fair value of $0.3 million) in addition to the $0.3 million in principal due under the note. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

On September 9, 2008, the note was modified to extend the maturity date to the October 15, 2008. In consideration for this extension, the note holder was issued warrants to purchase 0.375 million shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants expire five years from issue date.

On October 15, 2008, the note holder elected to exchange this note for a secured debenture in the gross amount of $0.3 million. The details of the debenture financing are further discussed in Note 9 below.

Components of the newly issued secured convertible debenture met the definition of derivative financial instruments and required bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). The resulting derivative liabilities are further discussed in Note 11. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

8. Long-term debt

As a result of the Company’s Chapter 11 filing on November 10, 2008, the long term debt outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of December 31, 2008. See Note 12 for further details.

Long-term debt consists of the following:

	December 31,	September 30,
	2008	2008
Laurus $7,799,000 face value, 30% interest non-amortizing note payable	$—	$6,768,000
Valens Offshore SPV II, Corp, $255,000 face value, 30% interest non-amortizing note payable	—	291,000
Valens U.S. SPV I, LLC, $245,000 face value, 30% interest non-amortizing note payable	—	280,000
Valens U.S. SPV I, LLC, $650,000 face value, 15% secured convertible debenture, less discount	—	62,000
Notes payable, interest at 10%; convertible into common stock at $1.00 per share	—	35,000
Other	—	87,000
Accrued interest and fees	—	2,162,000

	—	9,685,000
Less current maturities	—	(9,623,000)

	$—	$62,000

9. Related party transactions

Notes payable, related party consists of the following:

	December 31,	September 30,
	2008	2008
Accentia promissory demand notes – prime rate	$264,000	$10,130,000
Secured convertible debenture – 15%	—	500,000
Unsecured convertible promissory note – 10%	—	1,000,000
Unsecured promissory note – prime plus 2%	—	46,000
Debtor-in-possession note – 16%	500,000	—
Accrued interest	2,000	1,729,000

	766,000	13,405,000
Less unamortized discounts	—	(5,525,000)

	$766,000	$7,880,000

Accentia promissory demand notes:

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

Management concluded that the February 5th modification added a substantive conversion option to these notes and thus applied debt extinguishment accounting to the transaction resulting in a $4.9 million gain on modification, recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2008. The new debt instrument was recorded at a discount to the carrying value of the notes prior to modification and will be amortized over the expected repayment term of the notes, a three year period.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

The balance due under these notes was $12.0 million, including accrued interest, as of the Company’s the Chapter 11 filings on November 10, 2008, and has been reclassified to liabilities subject to compromise on the Company’s condensed consolidated balance sheet as of December 31, 2008 (Note 12). Since the Company’s Chapter 11 filing, the Company has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf as well as through the allocation of inter-company expenses for shared resources. Additionally, the Company has continued to accrue interest at prime on the outstanding principal due under the note.

Secured Convertible Debenture:

On September 22, 2008, the Company entered into definitive agreements with three investors, all of whom are affiliates, related to a private placement of its 15% Secured Convertible Debentures (the “Debentures”). The definitive documents permit the Company to place up to $5.0 million in principal amount of its Debentures (the “Private Placement”). The Company has sold $1.15 million in principal amount of its Debentures (the “Initial Tranche”) and sold an additional $0.3 million in principal amount of its Debentures to another individual investor effective as of October 15, 2008 (the “Second Tranche”).

On September 26, 2008, the Company exchanged the September 11, 2007 and October 12, 2007 unsecured promissory notes outstanding to two of its directors in the gross amount of $0.5 million for Debentures in the gross amount of $0.5 million. The Company issued to these two directors warrants to purchase a total of 0.625 million shares of Biovest common stock at an exercise price of $0.40 per share, which vested immediately and expire in five years. These warrants were issued in consideration of the agreement of these purchasers to extend the maturity date of their promissory notes which had previously reached maturity and then exchanged into the terms of the Debentures discussed above.

On October 29, 2008, and effective as of October 15, 2008, the Company exchanged the September 9, 2007 unsecured promissory note to a third-party investor, which had been amended and restated as of October 15, 2008, for Debentures in the gross amount of $0.3 million. The Company also agreed to issue to the purchaser in the Second Tranche warrants to purchase a total of 0.375 million shares of the Company’s common stock at an exercise price of $0.40 per share, vested immediately with a five-year term. These warrants were issued in consideration of the agreement of this purchaser to extend the maturity date of his existing promissory note which had previously reached maturity.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

As a part of the Second Tranche of the Private Placement, the Company issued Warrants to the purchaser of the Debentures giving him the right to purchase 468,750 shares of the Company’s common stock at an exercise price of $0.40 per share (the “Exercise Price”). Additionally, the Debentures issued in the Second Tranche permit the holder to convert into 937,500 shares of the Company’s common stock. In addition, the Company issued a total of 947,867 shares of its unregistered common stock to the purchaser of the Second Tranche of the Debentures in payment of an Amended and Restated Promissory Note which was converted into an investment in the Debentures.

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

Management concluded that the September 26th modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on the Company’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures met the definition of derivative financial instruments and required bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). The resulting derivative liabilities are further discussed in Note11. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of December 31, 2008 (Note 12).

Unsecured convertible promissory note:

On May 9, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to the Company of at least $15.0 million. Interest only is payable monthly and may be paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of the Company, at a conversion price equal to $0.50 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 2.0 million shares of the Company’s common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, the Company entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of this transaction, the Conversion Price applicable to certain other agreements of the Company was adjusted to equal the conversion/warrant exercise price set forth in this transaction.

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 and were accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of December 31, 2008 (Note 12).

Unsecured promissory note:

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% and is payable October 1, 2009. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of December 31, 2008 (Note 12).

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of December 31, 2008, the DIP Lender had advanced $0.5 million to the Company.

The DIP Transaction was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

•	Principal Amount- Up to $3.0 million

•	Priority and Security- The Facility is a secured super-priority loan to a Debtor-in-Possession and is secured by all assets of the Company that is senior to all prior and existing liens of Biovest.

•

Advances under the Facility- For all amounts in excess of $1.0 million, Lender and the Company shall within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by the Company through use of these Advances, and the Company shall be required to make a written request(s) detailing the amount and use and Lender shall in its reasonable discretion approve or reject the written request based upon whether the Company demonstrates reasonable progress in achieving the agreed milestones.

•

Term- All loans outstanding under the Facility (the “Loans”) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 Proceeding; (iii) conversion of the Chapter 11 Proceeding to a Chapter 7 Proceeding; or (iv) confirmation of the Company’s Plan of Reorganization.

•

Interest- Loans will bear interest at 16% per annum computed on a daily basis based on the principal amount outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

•

Points- At the Closing, the Company paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that the Company borrows in excess of $1.0 million, the Company shall pay in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that the Company borrows in excess of $2.0 million, the Company shall pay in cash 4% of the third $1.0 million of the Facility ($40,000).

•	Expenses- The Company issued payment of $25,000 in costs at the Closing.

•

Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that the Company’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to the Company and Lender.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

10. Royalty liability

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.799 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million, and are required to be paid quarterly with $0.5 million of the minimum royalty having been paid on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, the Company filed a voluntary petition for relief under Chapter 11 (Note 2).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

While the Company remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of December 31, 2008.

11. Derivative liabilities

As a result of the Chapter 11 filings on November 10, 2008, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of December 31, 2008. See Note 12 for further details.

Derivative liabilities consist of the following at fair value:

	December 31, 2008	September 30, 2008
Biovax Investment, LLC investor put option	$—	$109,000
AutovaxID Investment, LLC investor put option	—	67,000
Derivatives resulting from issuance of Secured Convertible Debentures	—	729,000

	$—	$905,000

Secured Convertible Debenture:

In September 2008, the Company issued to three investors, all of whom are affiliates, secured convertible debentures in the principal amount of $1.15 million. In October 2008, the Company issued to an individual investor a second tranche of secured convertible debentures in the principal amount of $0.3 million. The debentures issued embodied terms and features which met the definition of derivative financial instruments under FAS 133 – Accounting for Derivative Financial Instruments and Hedging Activities. The components of the derivative consist of an embedded conversion option, anti-dilution protection, mandatory monthly redemption, detachable warrants as well as default, and non-delivery puts. These derivative features were not afforded the exemption available to derivatives indexed to a company’s own stock and accordingly have been bifurcated from the host instrument and classified as a liability recorded at fair value.

12. Liabilities subject to compromise

As a result of the Chapter 11 filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ Plan of Reorganization. Although actions to enforce or otherwise effect payment of prepetition liabilities are stayed, at hearings held in November 2008, the Bankruptcy Court granted approval of the Debtors’ administrative motions, generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 8, 2009, the Bankruptcy Court entered an order establishing June 1, 2009 as the claims bar date. The claims bar date is the date by which claims against the Debtors arising prior to the Debtor’s Chapter 11 filings must be filed if the claimants wish to receive any distribution under a confirmed Plan of Reorganization in the Chapter 11 process. On April 8, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the claims bar date and the required procedures with respect to the filing of proofs of claim. As part of the reorganization case, claims timely filed by the bar date will ultimately be reconciled against the amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended). To the extent that the Debtors object to any filed claims, the Bankruptcy Court will make the final determination as to the amount, nature, and validity of such claims. Moreover, the treatment of allowed claims against the Debtors will be determined pursuant to the terms of a Chapter 11 Plan of Reorganization approved by the Bankruptcy Court. Accordingly, the ultimate amount and treatment of such liabilities has not yet been determined.

SOP 90-7 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following:

December 31, 2008
Secured promissory notes payable to Laurus and the Valens Funds (Notes 7 and 8)	$14,681,000
Secured promissory demand notes payable to Accentia (Note 9)	10,279,000
Secured convertible debentures – 15% (Notes 8 and 9)	1,450,000
Unsecured promissory notes payable to Pulaski Bank and Trust Company (Note 7)*	1,000,000
Unsecured promissory note payable to Southwest Bank of St. Louis (Note 7)	200,000
Unsecured convertible promissory note – 10% (Note 9)	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation (Note 10)	7,500,000
Accounts payable	3,817,000
Derivative liabilities (Note 11)	277,000
Provision for indemnity agreements*	509,000
Provision for rejected lease**	644,000
Other	1,120,000
Accrued interest	7,970,000

50,447,000
Less: unamortized discounts	(6,500,000)

$43,947,000

*	The notes issued to Pulaski Bank and Trust Company (“Pulaski Bank”) are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In addition, in the event of default by the Company resulting in a payment to the Lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the guarantors are expected to assert an unsecured claim for the value of approximately 6.4 million shares of Biovest common stock, which are recorded as having a fair value of $509,000 as of December 31, 2008.
**	In an effort to decrease operating expenses, the Company through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. The Company recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. In September 2009, the Company settled this claim for approximately $14,000.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

13. Stock based compensation:

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of a peer company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options outstanding and exercisable as of December 31, 2008 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	9,471,796	$0.72	6.77	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(449,539)	0.61	8.26	—
Outstanding at December 31, 2008	9,022,257	0.72	6.44	—

Exercisable at December 31, 2008	9,008,924	$0.72	6.45	$—

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at September 30, 2008	358,334	$0.31
Granted	—	—
Vested	(6,667)	0.43
Cancelled	(338,334)	0.30
Non-vested at December 31, 2008	13,333	$0.43

Common stock warrants outstanding and exercisable as of December 31, 2008 are as follows:

	Shares	Weighted Average Price
Outstanding at September 30, 2008	31,220,405	$0.35
Issued	843,750	0.40
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2008	32,064,155	0.35

Exercisable at December 31, 2008	30,864,155	$0.31

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

14. Segment information:

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months Ended December 31,
	2008	2007
Revenues
Instruments and Disposables	$391,000	$757,000
Cell Culture Services	267,000	502,000

Total Revenues	658,000	1,259,000

Cost of Sales
Instruments and Disposables	324,000	432,000
Cell Culture Services	278,000	251,000

Total Cost of Sales	602,000	683,000

Gross Margin ($)	56,000	576,000
Gross Margin (%)	9%	46%

15. New Market Tax Credit Transactions:

April 2006 NMTC Transaction1

On April 25, 2006, the Company’s wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, Biovest’s majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

[1]

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

On March 31, 2006, in contemplation of Transaction I, the Company closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, which was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, Biovest and Accentia formed Biolender as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the restricted account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two directors of Accentia. On April 27, 2006, the Company redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Accentia whereby the Company purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, the Company issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest.

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the Fund into shares of the Company’s common stock near the maturity date.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as make payments for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30. These warrants were reflected as an equity financing cost in stockholders’ equity at a fair value of $0.517 million computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and as described further below, $1.6 million was issued as a dividend to Biovest and $1.3 million was paid to Biovest for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $0.1 million resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $0.18 million. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $0.18 million US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.18 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006 (the “Asset Purchase Agreement”), Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

•

The Company, Accentia and certain directors of the Company and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. The Company has guaranteed 100% of the debt service while the directors of the Company and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. The Company issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $0.46 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $0.108 million paid directly by Biovax and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $0.17 million paid by entities in which the Company has a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $0.36 million involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

As a result of the Company’s Chapter 11 filing on November 10, 2008, Biovax, Inc. discontinued interest payments due on its QLICI promissory note.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

December 2006 NMTC Transaction2

On December 8, 2006, the Company’s wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

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

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II’s interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036 (the “CDE II Loan”). Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by the Company and is also guaranteed up to an amount of $4.5 million by officers and directors of Accentia. The Company issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any

[2]

In July 2010, the Company and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, its Guaranty, the Guaranty by its parent, Accentia, and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Biolender II and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in Fund II to the Company near the maturity of the instruments at a price of $0.12 million. Management has concluded that the fair value of US Bancorp’s investment in Fund II at maturity of both notes (approximately $0.1 million) would be less than the $0.12 million US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.12 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

AutovaxID does not have the right to prepay the CDE II Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE II Loan after this date, provided that (i) it prepays the entire CDE II Loan amount, (ii) CDE II consents to such prepayment and US Bancorp and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or certain individuals who provided guaranties under the Tax Credit and Reimbursement and Indemnity Agreement pay to US Bancorp the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, US Bancorp, AutovaxID and the Company.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Under a Reimbursement Agreement dated as of December 8, 2006, Biovest agreed to reimburse St. Louis Development Corp (the 0.01% owner and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

•

Various legal, accounting, and professional fees of $433,000 paid directly by the Company and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which the Company has a variable interest (CDE II and Fund II) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on the Company’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by Fund II and payable to Biolender II.

As a result of the Company’s Chapter 11 filing on November 10, 2008, AutovaxID, Inc. discontinued interest payments due on its QLICI promissory note.

16. Variable Interest Entities:

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both, is identified as the primary beneficiary for consolidation purposes.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Assets of $20.5 million and liabilities of $16.2 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s December 31, 2008 consolidated balance sheet as non-controlling interests in variable interest entities.

The Company’s $99,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the quarter ended December 31, 2008 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$112,000
Telesis CDE Two, LLC	(17,000)
AutovaxID Investment, LLC	113,000
St. Louis NMTC Fund II, LLC	(109,000)

$99,000

17. Commitments and contingencies:

Legal proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court. During the pendency of the Chapter 11 proceedings, the Company will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Facility leases:

The Company leases approximately 35,000 square feet in Minneapolis, Minnesota, which it uses for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and the Company continues to occupy this facility on a month-to-month basis with a long-term lease currently being negotiated which is expected to include improvements to the facility to provide a dedicated laboratory space for production of BiovaxID and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

On December 8, 2008, the Bankruptcy Court entered an Order confirming the rejection of the Company’s Worcester lease, and it no longer occupies the 17,000 square feet in Worcester, Massachusetts, which it used for BiovaxID® production, contract cell production, offices, and storage.

On December 1, 2008, the Company amended its 24,000 square feet lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet. Subsequent to the period of this report, on March 31, 2009, pursuant to the terms of the amended lease, the Company terminated the lease.

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of December 31, 2008.

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the Pulaski Bank guarantors are expected to assert an unsecured claim for the value of approximately 6.4 million shares of the Company’s common stock which are recorded as having a fair value of $509,000 as of December 31, 2008. Subsequent to the period of this report, in January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the Southwest Bank guarantor is expected to assert an unsecured claim for the value of approximately 1.3 million shares of the Company’s common stock, having a fair value of $102,000 as of December 31, 2008.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

On October 30, 2007, December 10, 2007, and again on May 30, 2008, the Company completed and/or modified financing transactions with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to these transactions, the Valens Funds were granted an aggregate 19.5% royalty interest in the worldwide net commercial sales of the Company’s biologic products.

Stanford University agreement

In September 2004, the Company entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, the Company is obligated to pay a yearly maintenance fee of $10,000 per year. The agreement also provides that the Company will pay Stanford $0.1 million within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval the Company is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Our agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. We can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Sublicense agreement with related party

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

•	Revimmune is affiliated with a director of the Company.

18. Subsequent Events:

Indemnity agreement with guarantor of Southwest Bank loan:

In January 2009, as a result of non-payment of the Company’s note due to Southwest Bank, Southwest Bank called the guarantee of that note which had been executed by an individual affiliated with the Company and Accentia (the “Southwest Guarantor”), resulting in an aggregate payment of $0.2 million by the Southwest Guarantor. At the time of execution of the guarantee, the Company agreed to indemnify and hold harmless the Southwest Guarantor should the guarantee be called by the lender. In addition, in the event of default by the Company resulting in a payment to the lender by the Southwest Bank Guarantor, the Company agreed to compensate the Southwest Bank Guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. As a result of this indemnification agreement, the Southwest Bank guarantor is expected to assert an unsecured claim for the value of approximately 1.3 million shares of the Company’s common stock.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Delisting to the Pink Sheets:

On February 18, 2009, the Company’s common stock was no longer eligible for quotation on the Over-The-Counter Bulletin Board due to the Company’s discontinuance of maintaining timely SEC filings during the pendency of the Company’s Chapter 11 proceedings and opened for trading on the Pink Sheets.

Appointment of certain officers and directors:

On February 24, 2009, Francis E. O’Donnell, Jr., M.D. was appointed to serve in the position of Chief Executive Officer (“CEO”) of the Company. Dr. O’Donnell will continue to serve in his role as the Company’s non-executive Chairman, in addition to the role of non-executive Chairman and CEO of our parent company, Accentia and has agreed to accept the new position as CEO of the Company without any salary.

On February 24, 2009, Samuel S. Duffey, Esq. was appointed to serve in the position of President of the Company. Mr. Duffey will continue to serve in his role as the Company’s General Counsel and has agreed to accept the new position as President of the Company without any change to his current salary.

On June 23, 2010, Edmund C. King, CPA was appointed to the Board to serve as a Director to fill the vacancy occasioned by the resignation of Robert Weiss, the Company’s designated Financial Expert/Director, in November 2008. Mr. King began to serve as a Director commencing on June 23, 2010 and shall continue to serve as a Director for the remainder of the term of that Director position and until his successor is duly elected and qualified. The Board has determined that Mr. King is to serve as the designated Financial Expert of the Board and meets the applicable requirements of “independence” so as to allow the Company to comply, as and when necessary, with the requirements of the Sarbanes-Oxley Act.

Termination of Leases:

On March 31, 2009, the Company terminated the lease on its facility in St. Louis, Missouri.

Department of Defense Contract:

On September 10, 2009, the Company entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (NHRC) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. Active research is currently ongoing to establish the instrument’s adaptability and efficiency for propagation of avian and swine influenza viral strains. Under NHRC studies conducted in San Diego, preliminary results are showing the AutovaxID to be a valuable technology for production of these and other agents of military importance. Biovest’s perfusion-based bioreactor systems feature a number of key advantages over other systems, the key of these being their ability to allow for extremely high cell densities and productive cell manufacturing in systems requiring as little as 4 sq. ft. of facility space. This ability is expected to allow the production of large quantities of viral agents in BL-3 facilities using automated, self-contained bioreactors. The systems provide a high-throughput, space-efficient system for NHRC investigators to safely evaluate therapies for highly hazardous agents in secure environments. AutovaxID instruments are a highly adaptable platform for research, diagnostic and personalized cGMP products, and the Company is pursuing additional defense-related contracts to potentially utilize this technology.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NMTC I and II Compromises:

In July 2010, the Company and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, (see Item 15 for further discussion of this transaction) in consideration of retention by Telesis of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $300,000 along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company to all parties to Transaction I will be terminated.

In July 2010, the Company and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, (see Item 15 for further discussion of this transaction) in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company to all parties to Transaction II will be terminated.

Filing of Plan of Reorganization

On May 14, 2010, the Company filed its Joint Plan of Reorganization (the “Plan”) and on July 2, 2010 filed its Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court will schedule a hearing on the confirmation of the Plan, anticipated to take place in early August 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a result of our collaboration with the National Cancer Institute (“NCI”), we are developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under our Investigational New Drug Application (“IND”) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. We believe that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these lethal diseases. We are currently preparing for discussions with the U.S. Food and Drug Administration (“FDA”) and international agencies regarding regulatory approvals of BiovaxID for FL and MCL based on these clinical trials. We expect that BiovaxID may also have application in other forms of B-cell lymphoma.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID™. We believe that AutovaxID has significant potential application for the production of a broad range of patient-specific medicines, such as BiovaxID and other monoclonal antibodies. We are under contract with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

On November 10, 2008, we, including our wholly-owned subsidiaries, Biovax, AutovaxID, Biolender and Biolender II filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court (as defined in Note 2 to the condensed consolidated financial statements). We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Accounting principles generally accepted in the United States generally do not change the manner in which financial statements are prepared while a company is in Chapter 11. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. We have segregated those items as outlined above for all reporting periods subsequent to November 10, 2008.

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

Contract costs related to cell culture production include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. We believe that actual costs incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather are driven by a pre-determined production run. The duration of our cell culture production contracts range typically from 2 to 14 months.

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

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

In selecting the appropriate technique(s) to measure the fair values of our derivative financial instruments, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments classified as liabilities are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

Results of Operations

Revenues. Total revenues for the three months ended December 31, 2008 were $658,000, compared to revenues of $1,259,000 for the three months ended December 31, 2007. Sales from our instrumentation segment experienced a decrease of $366,000 year over year, due mainly to a decrease in unit sales of our disposable units used in our hollow fiber production instrumentation. Service revenue decreased $235,000 compared to the same quarter in the previous fiscal year.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended December 31, 2008 decreased from 46% to 9% when compared to the same period in fiscal 2008. The large decrease in margin results from unabsorbed overhead in both our cell culture and instrumentation segments. While revenues were down in both these segments, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses decreased by $0.5 million or 60% for the three months ended December 31, 2008 compared to the same period in fiscal 2008. As we are conducting a detailed analysis of the available trial data and plan to seek accelerated and/or conditional approval with the FDA and EMEA as discussed herein, coupled with the limited financing available to us, we focused on reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Worcester, Massachusetts on December 8, 2008. General and administrative expenses were approximately unchanged year over year.

Other Income (Expense). Other expense for the three months ended December 31, 2008, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank and Southwest Bank, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the three months ended December 31, 2008 and 2007 was $1.3 million and $0.8 million respectively. As our total indebtedness has increased year over year, so have our contractual interest and amortization charges. We have accrued interest on our pre-petition debt at the default rate while in Chapter 11. These terms are subject to compromise through our plan of reorganization.

Other expense for the previous fiscal year includes a $1.4 million loss incurred upon extinguishment of debt as the result of our modification of certain provisions of our notes payable to Laurus. In addition, other expense for the first three months of fiscal 2008 and 2007 includes a $763,000 gain and a $522,000 loss on derivative liabilities respectively. The current year gain results from warrants and conversion features associated with our secured convertible debentures issued in September, 2008. The fair value of these liabilities varies directly with the trading price of our outstanding common shares. The trading price of our common stock decreased for the quarter ending December 31, 2008 due, in part, to our filing for Chapter 11 in

November 2008, resulting in a corresponding decrease in the value of these liabilities. The prior year’s loss was attributable to a default put feature on our notes payable to Laurus and the Valens Funds whereby, upon declaration of default, we would be required to make additional payments over and above the outstanding principal and interest due on the note. Management concluded that this feature constitutes a derivative liability and utilized a probability-based, discounted cash flow approach to record the put at fair value as of December 31, 2007. As a result of modifications to our loan agreements with Laurus and the Valens Funds in July 2008, this liability is no longer reflected in our financial statements as of December 31, 2008.

Reorganization Items.

Professional Fees: Included in the current fiscal year’s results are expenses of $127,000 for legal fees incurred as a result of our Chapter 11 proceedings.

Provision for rejected lease: In an effort to decrease operating expenses, we rejected and terminated our lease in Worcester, Massachusetts, effective on December 8, 2008 through our reorganization proceedings. We initially recorded a net provision of $0.6 million to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. In September 2009, we settled this claim for approximately $14,000.

Provision for indemnity agreements: The notes we issued to Pulaski Bank are guaranteed by individuals affiliated with the Company or Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In addition, in the event we default, resulting in a payment to Pulaski Bank by the guarantors, we agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the guarantors are expected to assert an unsecured claim for the value of approximately 6.4 million shares of our common stock, which are recorded as having a fair value of $509,000 as of December 31, 2008.

Non-Controlling interest in earnings from variable interest entities. Our statement of operations also includes a $99,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the NMTC transactions discussed below.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the three months ended December 31, 2008 resulting in a net operating cash flow deficit of $992,000. At December 31, 2008, we had an accumulated deficit of approximately $120 million and a working capital deficit of approximately $44 million, including liabilities subject to compromise through our Chapter 11 proceedings. We intend to attempt to meet our cash requirements through proceeds from our debtor-in-possession line of credit, cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructure of our outstanding debt obligations through the Chapter 11 reorganization proceedings, and short-term borrowings. Additionally, should we emerge from our reorganization proceedings, and upon the completion of a detailed analysis of our clinical trial, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our interim analysis is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™.

Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

New Market Tax Credit Transactions:

April 2006 NMTC Transaction3:

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

On March 31, 2006, in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between ourselves and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc. and Analytica International, Inc., as well as the Company’s and Accentia’s membership interest in Biolender, which was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, we, formed along with Accentia, Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two directors of Accentia. On April 27, 2006, we redeemed 10 million shares of common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, we entered into a Purchase Agreement with Accentia whereby we purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, we issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest.

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

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013 (the “Loan”). The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. We also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of our common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and as described further below, $1.6 million was issued as a dividend to Biovest and $1.3 million was paid to Biovest for the BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

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

Salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006 (the “Asset Purchase Agreement”), we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we were required to treat the advance as unrestricted and non-segregated funds provided that we use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Internal Revenue Code (the “Code”), and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the regulations promulgated thereunder (the “Regulations”), and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) we, along with Biovax will operate consistently with the Asset Purchase Agreement between us and Biovax, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

We, along with Accentia and certain members of our board of directors and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. We have guaranteed 100% of the debt service while our directors and Accentia’s directors have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. We issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

As a result of our Chapter 11 filing on November 10, 2008, Biovax discontinued interest payments due on its QLICI promissory note.

December 2006 NMTC Transaction4:

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

On December 8, 2006, Accentia loaned to us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, into shares of our common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, we repaid Accentia $1.1 million. The remaining $2.0 million of principal and all the accrued and unpaid interest is included in liabilities subject to compromise in the accompanying December 31, 2008 consolidated balance sheet as the result of our voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, filed on November 10, 2008.

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

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II’s interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036 (the “CDE II Loan”). Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by us and is also guaranteed up to an amount of $4.5 million by officers and directors of Accentia. We issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

AutovaxID used the proceeds from the $7.7 million promissory note to pay Biovest $6.1 million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

[4]

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

Biolender II and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in Fund II to us near the maturity of the instruments at a price of $120,000. Management has concluded that the fair value of US Bancorp’s investment in Fund II at maturity of both notes (approximately $100,000) would be less than the $120,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

AutovaxID does not have the right to prepay the CDE II Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE II Loan after this date, provided that (i) it prepays the entire CDE II Loan amount, (ii) the CDE II consents to such prepayment and US Bancorp and the managing member of the CDE II agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or certain individuals who provided guaranties in Transaction II (the “Individual Guarantors”) under the Tax Credit and Reimbursement and Indemnity Agreement pay to US Bancorp the recapture amount so specified in such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, US Bancorp, AutovaxID and us.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E)

of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Under a Reimbursement Agreement dated as of December 8, 2006, we agreed to reimburse St. Louis Development Corp (the 0.01% owner and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

•

Various legal, accounting, and professional fees of $433,000 paid directly by Biovest and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which we have a variable interest (CDE II and Fund II) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on our consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by Fund II and payable to Biolender II.

As a result of our Chapter 11 filing on November 10, 2008, AutovaxID discontinued interest payments due on its QLICI promissory note.

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt:

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our common stock. These dilutive securities are described in footnotes to our Consolidated Financial Statements for the fiscal year ended September 30, 2008, which were filed as part of our Form 10-K. Additionally, as part of our Investment Agreement with Accentia, we granted Accentia the right to maintain its then 81% ownership of our common stock in the event of the exercise of certain stock rights (the “Accentia First Right of Refusal”). The Accentia First Right of Refusal entitles Accentia to purchase that number of shares of our common stock necessary to maintain its then 81% ownership after the exercise of certain stock rights at an aggregate purchase price equal to the total amount paid in the exercise of such Stock Rights. Pursuant to the New Market Tax Credit Financing, Accentia sold back 10.0 million shares of our common stock, and further declined to exercise its First Right of Refusal regarding all shares of stock issued from October 1, 2005 through September 30, 2006. On October 31, 2006, Accentia agreed to terminate its anti-dilution (First Right of Refusal) agreement with us in exchange for 5.0 million shares of common stock. On February 5, 2008, we granted to Accentia the right, at Accentia’s sole discretion, to convert all or any part of the balance due pursuant to the intercompany debt into common stock at a conversion price equal to $1.10 per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 10, 2008, we filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court. During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

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

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 6, 2008, we issued 16,487 shares of our common stock to one of our directors in payment of interest in the amount of $8,200.00 on an outstanding promissory note.

On October 15, 2008, we issued 947,867 shares of our common stock to one of our creditors in accordance with contractual provisions defining stock issuance in lieu of payment of interest on outstanding debt in the amount of $300,000.

On October 28, 2008, we issued 100,000 shares of our common stock to Pulaski Bank in consideration of their agreement to extend the term of outstanding promissory notes.

Each of the issuances of equity securities described above was made by us as described above in a transaction that was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising, and each such issuance was made to an accredited investor with access to all relevant information necessary to evaluate the investment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved.)

ITEM 5.	OTHER INFORMATION

Indemnity agreement with guarantor of Southwest Bank loan:

In January 2009, as a result of non-payment of our note due to Southwest Bank, Southwest Bank called the guarantee of that note which had been executed by an individual affiliated with us and Accentia (the “Southwest Guarantor”), resulting in an aggregate payment of $0.2 million by the Southwest Guarantor. At the time of execution of the guarantee, we agreed to indemnify and hold harmless the Southwest Guarantor should the guarantee be called by the lender. In addition, in the event of default by us resulting in a payment to the lender by the Southwest Guarantor, we agreed to compensate the Southwest Guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. As a result of this indemnification agreement, the Southwest Guarantor is expected to assert an unsecured claim in our Chapter 11 Reorganization proceedings for the value of approximately 1.3 million shares of Biovest common stock.

Appointment of certain officers and directors:

On February 24, 2009, Francis E. O’Donnell, Jr., M.D. was appointed to serve as our Chief Executive Officer (“CEO”).

On February 24, 2009, Samuel S. Duffey, Esq. was appointed to serve as our President. Mr. Duffey will continue to serve in his role as our Counsel and has agreed to accept the new position as our President without any change to his current salary.

On June 23, 2010, Edmund C. King, CPA was appointed to the Board to serve as a Director to fill the vacancy occasioned by the resignation (effective November 24, 2008) of Robert Weiss, our designated Financial Expert/Director. Mr. King began serving as a Director commencing on June 23, 2010 and will continue to serve as a Director for the remainder of the term of that Director position and until his successor is duly elected and qualified. The Board has determined that Mr. King is to serve as the designated Financial Expert of the Board and meets the applicable requirements of “independence” so as to allow us to comply, as and when necessary, with the requirements of the Sarbanes-Oxley Act.

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

Termination of Leases:

On March 31, 2009, we terminated the lease on our facility in St. Louis, Missouri.

Termination of Distribution Agreement:

Effective March 21, 2010, we terminated our non-exclusive distribution agreement with VWR for the sale of our AutovaxID instruments.

NMTC Transactions I and II Compromises:

In July 2010, we and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I (see Item 2 for further discussion of this transaction), in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all our other obligations to all parties to Transaction I will be terminated.

In July 2010, we and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II (see Item 2 for further discussion of this transaction), in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

Filing of Plan of Reorganization:

On May 14, 2010, we filed our Joint Plan of Reorganization (the “Plan”) and on July 2, 2010, we filed our Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court will schedule a hearing on the Disclosure Statement, anticipated to take place in early August 2010.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: July 8, 2010	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: July 8, 2010	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)