Form 10-Q
period 2009-03-31
BIOVEST INTERNATIONAL INC
filed 2010-07-08
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX

BIOVEST INTERNATIONAL, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash	$550,000	$539,000
Accounts receivable, net of $10,000 allowance for doubtful accounts at March 31, 2009 and September 30, 2008	284,000	281,000
Costs and estimated earnings in excess of billings on uncompleted contracts	2,000	103,000
Inventories	574,000	609,000
Prepaid expenses and other current assets	124,000	243,000

Total current assets	1,534,000	1,775,000
Property and equipment, net	119,000	562,000
Patents and trademarks, net	305,000	320,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	289,000	275,000

Total assets	$4,378,000	$5,063,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Notes payable	$—	$14,358,000
Current maturities of long-term debt	—	9,623,000
Accounts payable	159,000	3,393,000
Customer deposits	104,000	131,000
Accrued liabilities	226,000	1,446,000
Billings in excess of costs and estimated earnings on uncompleted contracts	28,000	—
Notes payable, related party	1,280,000	7,880,000

Total current liabilities	1,797,000	36,831,000
Long-term debt, less current maturities	—	62,000
Royalty liability, less current portion	—	5,143,000
Derivative liabilities	—	905,000

Total liabilities not subject to compromise	1,797,000	42,941,000
Liabilities subject to compromise (Note 12)	46,089,000	—

Total liabilities	47,886,000	42,941,000

Non-controlling interests in variable interest entities (Notes 15 and 16)	4,236,000	4,432,000

Commitments and contingencies (Note 17)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 97,549,783 and 96,485,477 issued and outstanding at March 31, 2009 and September 30, 2008, respectively	975,000	965,000
Additional paid-in capital	74,373,000	73,993,000
Accumulated deficit	(123,092,000)	(117,268,000)

Total stockholders’ deficit	(47,744,000)	(42,310,000)
Total liabilities and stockholders’ deficit	$4,378,000	$5,063,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Products	$714,000	$821,000	$1,105,000	$1,578,000
Services	272,000	735,000	539,000	1,237,000

Total revenue	986,000	1,556,000	1,644,000	2,815,000

Operating costs and expenses:
Cost of revenue:
Products	428,000	500,000	752,000	932,000
Services	246,000	308,000	524,000	559,000
Research and development expense	267,000	1,214,000	625,000	2,103,000
General and administrative expense	645,000	1,530,000	1,581,000	2,478,000

Total operating costs and expenses	1,586,000	3,552,000	3,482,000	6,072,000

Loss from operations	(600,000)	(1,996,000)	(1,838,000)	(3,257,000)

Other (expense) income:
Interest expense, net (Note 3)	(1,643,000)	(2,182,000)	(2,966,000)	(2,965,000)
Loss on extinguishment of debt	—	(384,000)	—	(1,829,000)
Gain/(Loss) on derivative liabilities	(122,000)	(30,000)	641,000	(552,000)
Other income/(expense), net	56,000	84,000	(124,000)	262,000

Total other (expense) income	(1,709,000)	(2,512,000)	(2,449,000)	(5,084,000)
Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(2,309,000)	(4,508,000)	(4,287,000)	(8,341,000)

Reorganization items:
Professional fees	(90,000)	—	(217,000)	—
Provision for rejection of lease	—	—	(600,000)	—
Provision for indemnity agreements	(407,000)	—	(916,000)	—

	(497,000)	—	(1,733,000)	—

Loss before non-controlling interest in losses from variable interest entities and income taxes	(2,806,000)	(4,508,000)	(6,020,000)	(8,341,000)

Non-controlling interest in losses from variable interest entities	97,000	109,000	196,000	208,000

Net loss	$(2,709,000)	$(4,399,000)	$(5,824,000)	$(8,133,000)

Loss per common share:
Basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	97,549,783	95,804,737	97,455,736	95,748,151

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2009

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at October 1, 2008	96,485,477	$965,000	$73,993,000	$(117,268,000)	$(42,310,000)
Stock issued for payment of interest on outstanding debt	964,306	9,000	233,000	—	242,000
Stock issued for modification of debt	100,000	1,000	31,000	—	32,000
Warrants issued for modification of debt	—	—	62,000	—	62,000
Employee share-based compensation	—	—	54,000	—	54,000
Net loss	—	—	—	(5,824,000)	(5,824,000)

Balances at March 31, 2009	97,549,783	$975,000	$74,373,000	$(123,092,000)	$(47,744,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,824,000)	$(8,133,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	108,000	293,000
Amortization	9,000	14,000
Employee share-based compensation	54,000	454,000
Loss on extinguishment of debt	—	1,829,000
Amortization of discount on notes payable	329,000	575,000
Amortization of deferred loan costs	20,000	272,000
(Gain) Loss on disposal of property and equipment	335,000	(12,000)
Gain on settlement of accrued expenses	—	(214,000)
Warrants issued for guarantees of financing	—	796,000
Non-controlling interest in loss of variable interest entities	(196,000)	(208,000)
Gain on shares issued for interest on outstanding debt	(63,000)	—
(Gain)/Loss on derivative liability	(641,000)	552,000
Changes in cash resulting from changes in:
Operating assets	189,000	(185,000)
Operating liabilities	2,798,000	(1,822,000)

Net cash flows from operating activities before reorganization items	(2,882,000)	(5,789,000)

Reorganization items:
Increase in accrued professional fees	85,000	—
Change in provision for rejected lease	600,000	—
Change in provision for indemnity agreements	916,000	—

Net change in cash flows from reorganization items	1,601,000	—

Net cash flows from operating activities	(1,281,000)	(5,789,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(9,000)
Proceeds from sale of property and equipment	—	41,000
Deposit of restricted cash	—	(3,343,000)
Release of restricted cash	—	2,863,000

Net cash flows from investing activities	—	(448,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(56,000)	(3,004,000)
Advances from related party	1,413,000	1,067,000
Proceeds from long term debt	—	9,045,000
Payment of deferred financing costs	(65,000)	(426,000)

Net cash flows from financing activities	1,292,000	6,682,000

Net change in cash	11,000	445,000
Cash at beginning of period	539,000	124,000

Cash at end of period	$550,000	$569,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants	$62,000	$206,000
Stock issued with financing transactions	—	440,000
Stock issued for payment of accrued expenses and interest	240,000	350,000
Stock issued for modification of debt	25,000	—
Cash paid for interest during period	$138,000	$1,456,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

1. Description of the company:

As a result of Biovest International, Inc.’s (the “Company” or “Biovest”) collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

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

As of March 31, 2009, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

2. Chapter 11 bankruptcy:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, the Chapter 11 proceedings are intended to provide an opportunity for the Company to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company's ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. The Company believes the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, Biovest expects to continue operations without interruption, while striving to maximize long-term shareholder value.

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the petition date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the petition date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 filings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered by the plan of reorganization. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note12, Liabilities Subject to Compromise.

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

Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the Company, Biolender, LLC, Biolender, II LLC, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 15 and 16)

All significant inter-company balances and transactions have been eliminated.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of SOP 90-7. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt for the six months ended March 31, 2009 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

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

Derivative instruments:

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to estimate the fair value of these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of March 31, 2009 and September 30, 2008.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company and, as such, are not recognized until product delivery.

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date compared to estimated total costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 for the quarter ended March 31, 2009. These expanded disclosures have been included in Note 11 below.

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim reporting periods. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009 (April 1, 2009 for the Company).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

4. Liquidity and management plans:

During the six months ended March 31, 2009, the Company incurred a net loss of $5.8 million. At March 31, 2009, the Company had an accumulated deficit of approximately $123.0 million and working capital deficit of approximately $46.0 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

Advances to the Company by Accentia:

For the six months ended March 31, 2009, the Company borrowed an additional $0.6 million to increase the total balance due to Accentia to approximately $12.4 million. The advances by Accentia as of March 31, 2009, consist of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $1.9 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. In September 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. As a result of our filing of Chapter 11 on November 10, 2008, collection of pre-petition amounts due on these notes in the amount of $12.0 million has been stayed and the Conversion Option may not be enforced.

Debtor–in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor in possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company (“Corps Real”), the principal owner is a director of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2009, the DIP Lender has advanced $0.5 million to the Company.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Termination of Leases:

We leased approximately 17,000 square feet in Worcester, Massachusetts, which we used for BiovaxID® production, contract cell production, offices, and storage. We had extended our lease term on this facility through February 28, 2010. As of December 8, 2008, the Court in the Company’s pending Chapter 11 reorganization proceeding entered an Order confirming the rejection and termination of this Worcester lease, and we no longer occupy these premises.

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

5. Concentrations of credit risk and major customer information:

The Company grants credit to customers in the normal course of business and generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. For the three months ended March 31, 2009, two customers accounted for 24% of revenues. Three customers accounted for 44% of revenues for the three months ended March 31, 2008. One customer accounted for 14% of revenues for the six months ended March 31, 2009, while three customers accounted for 55% of revenues for the six months ended March 31, 2008. At March 31, 2009, three customers accounted for 66% of trade accounts receivable. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 24% and 30% of revenues for the three and six months ended March 31, 2009, compared to 37% and 45% for the three and six months ended March 31, 2008. For the three months ended March 31, 2009, sales to customers in Canada accounted for 14% of total revenue, while sales to customers in the United Kingdom accounted for 24% of total revenue for the three months ended March 31, 2008. For the six months ended March 31, 2009, sales to customers in the United Kingdom and Canada accounted for 14% and 10% of total revenue respectively, while sales to the same two countries accounted for 28% and 13% of total revenue for the six months ended March 31, 2008.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

6. Inventories:

Inventories consist of the following:

	March 31, 2009 (Unaudited)	September 30, 2008
Finished goods	$82,000	$172,000
Work-in-process	77,000	67,000
Raw materials	415,000	370,000

	$574,000	$609,000

7. Notes payable

As a result of the Company’s Chapter 11 filings on November 10, 2008, the notes outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of March 31, 2009. See Note 12 for further details.

Notes payable consists of the following:

	March 31, 2009	September 30, 2008
Pulaski Bank and Trust Company, $1,000,000 face value, prime rate, note payable	$—	$600,000
Pulaski Bank and Trust Company, $750,000 face value, prime rate, note payable	—	450,000
Southwest Bank of St. Louis, an M& I Bank, $200,000 face value, prime rate plus 1.0%, note payable	—	200,000
Valens Offshore SPV II, Corp, $3,600,000 face value, 30% note payable	—	4,680,000
Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable	—	6,370,000
Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity*	—	624,000
Other	—	22,000
Accrued interest and fees	—	1,412,000

	$—	$14,358,000

*	On September 10, 2007, the Company issued a promissory note to a private third-party individual investor in the amount of $0.3 million. The note initially bore no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of the note all principal was originally due on September 9, 2008. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loans to Laurus Master Fund, Ltd. (Laurus), Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (collectively, the Valens Funds).. Under the terms of the note, the Company issued 947,867 shares of the Company’s common stock to the note holder on October 15, 2008 (representing a fair value of $0.3 million) in addition to the $0.3 million in principal due under the note. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

On October 15, 2008, the note holder elected to exchange this note for a secured debenture in the gross amount of $0.3 million. The details of the debenture financing are further discussed in Note 9 below. Commencing March 31, 2009, monthly amortizing principal payments are to be paid in cash, or at the Company’s election and subject to certain restrictions, in shares of the Company’s common stock at a conversion price which is the lesser of: a) $0.32 per share or; b) 90% of the volume-weighted average price of the Company’s common stock for the 20 trading days prior to payment date. The maturity date of the debenture is March 31, 2010. Any principal outstanding prior to maturity date may be converted, at holder’s election, into shares of the Company’s common stock at a conversion price of $0.32 per share. The debenture also has an optional redemption feature whereby the Company, subject to certain restrictions, may elect to redeem part or all of outstanding principal for the Company’s common stock. The debenture holder received 468,750 warrants to purchase the Company’s common stock at $0.40 per share. The warrants expire five years from issuance.

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

8. Long-term debt

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long term debt outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of March 31, 2009. See Note 12 for further details.

Long-term debt consists of the following:

	March 31, 2009	September 30, 2008
Laurus $7,799,000 face value, 30% interest non-amortizing note payable	$—	$6,768,000
Valens Offshore SPV II, Corp, $255,000 face value, 30% interest non-amortizing note payable	—	291,000
Valens U.S. SPV I, LLC, $245,000 face value, 30% interest non-amortizing note payable	—	280,000
Valens U.S. SPV I, LLC, $650,000 face value, 15% secured convertible debenture, less discount	—	62,000
Notes payable, interest at 10%; convertible into common stock at $1.00 per share	—	35,000
Other	—	87,000
Accrued interest and fees	—	2,162,000

	—	9,685,000
Less current maturities	—	(9,623,000)

	$—	$62,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

9. Related party transactions

Notes payable, related party consists of the following:

	March 31, 2009	September 30, 2008
Accentia promissory demand notes – prime rate	$258,000	$10,130,000
Secured convertible debenture – 15%	—	500,000
Unsecured convertible promissory note – 10%	—	1,000,000
Unsecured promissory note – prime plus 2%	—	46,000
Debtor-in-possession note – 16%	1,000,000	—
Accrued interest	22,000	1,729,000

	1,280,000	13,405,000
Less unamortized discounts	—	(5,525,000)

	$1,280,000	$7,880,000

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

The balance due under these notes was $12.0 million, including accrued interest, as of November 10, 2008, the date of the Company’s voluntary petition for Chapter 11 protection, and has been reclassified to liabilities subject to compromise on the Company’s condensed consolidated balance sheet as of March 31, 2009 (Note 12). Since filing for Chapter 11, the Company has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf as well as through the allocation of inter-company expenses for shared resources. Additionally, the Company has continued to accrue interest at prime on the outstanding principal due under the note.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

On October 29, 2008, and effective as of October 15, 2008, the Company exchanged the September 9, 2007 unsecured promissory note to a third-party investor , which had been amended and restated as of October 15, 2008, for Debentures in the gross amount of $0.3 million. The Company also agreed to issue to the purchaser in the Second Tranche warrants to purchase a total of 0.375 million shares of the Company’s common stock at an exercise price of $0.40 per share, vested immediately with a five-year term. These warrants were issued in consideration of the agreement of this purchaser to extend the maturity date of his existing promissory note which had previously reached maturity.

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

Management concluded that the September 26th modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on the Company’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures meet the definition of derivative financial instruments and require bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). The resulting derivative liabilities are further discussed in Note11. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of March 31, 2009 (Note 12).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 and were accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of March 31, 2009 (Note 12).

Unsecured promissory note:

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% and is payable October 1, 2009. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of March 31, 2009 (Note 12).

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2009, the DIP Lender had advanced $1.0 million to the Company.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, the Company filed a voluntary petition for relief under Chapter 11 (Note 2). While the Company remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of March 31, 2009.

11. Derivative liabilities

As a result of the Chapter 11 filings on November 10, 2008, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of March 31, 2009. See Note 12 for further details.

The Company adopted SFAS 161 for the quarter ended March 31, 2009. This pronouncement did not have any impact on the financial position or operating results of the Company. SFAS 161 expanded the disclosures regarding the use of derivative instruments and hedging activities.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of March 31, 2009 and September 30, 2008. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	March 31, 2009		September 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	none	$—	none	$—

Derivatives not designated as hedging instruments

Biovax Investment, LLC investor put option (Note 15)	Liabilities subject to compromise	$115,000	Derivative liabilities	$109,000
AutovaxID Investment, LLC investor put option (Note 15)	Liabilities subject to compromise	71,000	Derivative liabilities	67,000
Derivatives resulting from issuance of Secured Convertible Debentures	Liabilities subject to compromise	213,000	Derivative liabilities	729,000

Total derivatives not designated as hedging instruments		$399,000		$905,000

Total derivatives		$399,000		$905,000

Secured Convertible Debenture:

In September 2008, the Company issued to three investors, all of whom are affiliates, secured convertible debentures in the principal amount of $1.15 million. In October 2008 the Company issued to an individual investor a second tranche of secured convertible debentures in the principal amount of $0.3 million. The debentures issued embodied terms and features which met the definition of derivative financial instruments under FAS 133 – Accounting for Derivative Financial Instruments and Hedging Activities. The components of the derivative consist of an embedded conversion option, anti-dilution protection, mandatory monthly redemption, detachable warrants as well as default and non-delivery puts. These derivative features were not afforded the exemption available to derivatives indexed to a company’s own stock and accordingly have been bifurcated from the host instrument and classified as a liability recorded at fair value.

12. Liabilities subject to compromise:

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Liabilities subject to compromise consist of the following:

March 31, 2009
Secured promissory notes payable to Laurus and its affiliates, the Valens Funds (Notes 7 and 8)	$14,681,000
Secured promissory demand notes payable to Accentia (Note 9)	10,279,000
Secured convertible debentures – 15% (Notes 8 and 9)	1,450,000
Unsecured promissory notes payable to Pulaski Bank and Trust Company (Note 7)*	1,000,000
Unsecured promissory note payable to Southwest Bank of St. Louis (Note 7)*	200,000
Unsecured convertible promissory note – 10% (Note 9)	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation (Note 10)	7,500,000
Accounts payable	3,817,000
Derivative liabilities (Note 11)	399,000
Provision for indemnity agreements*	916,000
Provision for rejected lease**	644,000
Other	1,120,000
Accrued interest	9,240,000

52,246,000
Less: unamortized discounts	(6,157,000)

$46,089,000

*	The notes issued to Pulaski Bank and Trust Company (“Pulaski Bank”) and Southwest Bank of St. Louis (“Southwest Bank”), are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by the Company resulting in a payment to the lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called the guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the Pulaski Bank and Southwest Bank guarantors are expected to assert an unsecured claim for the value of approximately 7.6 million shares of the Company’s common stock, which are recorded as having a fair value of $916,000 as of March 31, 2009.
**	In an effort to decrease operating expenses, the Company through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. The Company recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Common stock options outstanding and exercisable as of March 31, 2009 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	9,471,796	$0.72	6.77	$—
Granted	6,290,000	0.06	10.70	370,000
Exercised	—	—	—	—
Cancelled	(2,852,038)	0.62	7.25	—
Outstanding at March 31, 2009	12,909,758	0.42	7.17	370,000

Exercisable at March 31, 2009	6,606,425	$0.76	5.72	$—

On February 24, 2009, the Company’s board of directors (the “Board”) authorized the issuance of incentive stock options under the Company’s 2007 Equity Incentive Plan to the Company’s employees as well as the issuance of non-qualified stock options to the members of the Board. Options were granted to purchase approximately 6.3 million shares of the Company’s common stock, with the options vesting as follows: (i) one-third upon the confirmation of the Company’s plan for reorganization; (ii) one-third 90 days following the confirmation of the Company’s plan and; (iii) one-third 180 days following the confirmation of the Company’s plan. Due to the conditional vesting provisions of this grant, no expense will be recognized in the Company’s financial statements until the Company’s plan for reorganization has been confirmed by the Court.

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at September 30, 2008	358,334	$0.31
Granted	6,290,000	0.04
Vested	(6,667)	0.43
Cancelled	(338,334)	0.30
Non-vested at March 31, 2009	6,303,333	$0.06

Common stock warrants outstanding and exercisable as of March 31, 2009 are as follows:

	Shares	Weighted Average Price
Outstanding at September 30, 2008	31,220,405	$0.35
Issued	843,750	0.40
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2009	32,064,155	0.35

Exercisable at March 31, 2009	30,864,155	$0.31

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended March 31,		Six Months ended March 31,
	2009	2008	2009	2008
Revenues
Instruments and Disposables	$714,000	$821,000	$1,105,000	$1,578,000
Cell Culture Services	272,000	735,000	539,000	1,237,000

Total Revenues	986,000	1,556,000	1,644,000	2,815,000

Cost of Sales
Instruments and Disposables	428,000	500,000	752,000	932,000
Cell Culture Services	246,000	308,000	524,000	559,000

Total Cost of Sales	674,000	808,000	1,276,000	1,491,000

Gross Margin ($)	$312,000	$748,000	$368,000	$1,324,000
Gross Margin (%)	32%	48%	22%	47%

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

On March 31, 2006, in contemplation of Transaction I, the Company closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc, Analytica International, Inc., Biovest, and Biolender, which was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Assets of $20.6 million and liabilities of $16.4 million of the variable interest entities identified above, are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s March 31, 2009 consolidated balance sheet as non-controlling interests in variable interest entities.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

The Company’s $196,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the six months ended March 31, 2009 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$223,000
Telesis CDE Two, LLC	(34,000)
AutovaxID Investment, LLC	223,000
St. Louis NMTC Fund II, LLC	(216,000)

$196,000

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of March 31, 2009.

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the Pulaski Bank guarantors are expected to assert an unsecured claim for the value of approximately 6.4 million shares of the Company’s common stock which are recorded as having a fair value of $0.8 million as of March 31, 2009. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of this indemnification agreement, the Southwest Bank guarantor is expected to assert an unsecured claim for the value of approximately 1.3 million shares of the Company’s common stock, which are recorded as having a fair value of $0.2 million as of March 31, 2009.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Appointment of Certain Directors:

On June 23, 2010, Edmund C. King, CPA was appointed to the Board to serve as a Director to fill the vacancy occasioned by the resignation of Robert Weiss, the Company’s designated Financial Expert/Director in November 2008. Mr. King began to serve as a Director on June 23, 2010 and shall continue to serve as a Director for the remainder of the term of that Director position and until his successor is duly elected and qualified. The Board has determined that Mr. King is to serve as the designated Financial Expert of the Board and meets the applicable requirements of “independence” so as to allow the Company to comply, as and when necessary, with the requirements of the Sarbanes-Oxley Act.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

On November 10, 2008, we, including our wholly-owned subsidiaries, Biovax, AutovaxID, Biolender and Biolender II filed voluntary petitions for relief under Chapter 11, in the Bankruptcy Court (as defined in Note 2 to the condensed consolidated financial statements). We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Results of Operations

Revenues. Total revenues for the six months ended March 31, 2009 were $1.6 million, compared to revenues of $2.8 million for the six months ended March 31, 2008. Sales from our instrumentation segment experienced a decrease of $473,000 year over year, due mainly to a decrease in unit sales of our disposable units used in our hollow fiber production instrumentation. Service revenue decreased $698,000 compared to the same period in the previous fiscal year due to three significant cell culture contracts that were ongoing in fiscal 2008. These projects were run to completion prior to the start of fiscal 2009.

Gross Margin. The overall gross margin as a percentage of sales for the six months ended March 31, 2009 decreased from 47% to 22% when compared to the same period in fiscal 2008. The large decrease in margin results from unabsorbed overhead in both our cell culture and instrumentation segments. While revenues were down in both these segments, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses decreased by $1.5 million or 70% for the six months ended March 31, 2009 compared to the same period in fiscal 2008. As we are conducting a detailed analysis of the available trial data and plan to seek accelerated and/or conditional approval with the FDA and EMEA as discussed herein, coupled with the limited financing available to us, we focused on reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Worcester, Massachusetts on December 8, 2008.

General and administrative expenses decreased $897,000 or 36% over the prior two six month periods, primarily due to a decrease in stock compensation expense of approximately $400,000.

Other Income (Expense). Other expense for the six months ended March 31, 2009, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank and Southwest Bank, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the six months ended March 31, 2009 and 2008 was relatively unchanged at $3.0 million for both periods. We have accrued interest on all our outstanding obligations at the default rate while in Chapter 11. These terms are subject to compromise through our plan of reorganization.

Other expense for the previous fiscal year includes a $1.8 million loss incurred upon extinguishment of debt as the result of our modification of certain provisions of our notes payable to Laurus and Pulaski Bank. In addition, other expense for the first six months of fiscal 2009 and 2008 includes a $641,000 gain and a $552,000 loss on derivative liabilities, respectively. The current year gain results from outstanding warrants and conversion features associated with our secured convertible debentures issued in September, 2008. The fair value of these liabilities, vary directly with the trading price of our common stock. The trading price of our common shares decreased for the six months ending March 31, 2009 due, in part, to our filing for Chapter 11 in November, 2008, resulting in a corresponding decrease in the value of these liabilities. The prior year’s loss was attributable to a default put feature on our notes payable to Laurus and the Valens Funds whereby, upon declaration of default, we would be required to make additional payments over and above the outstanding principal and interest due on the note. Management concluded that this feature constitutes a derivative liability and utilized a probability-based, discounted cash flow approach to record the put at fair value as of March 31, 2008. As a result of modifications to our loan agreements with Laurus and the Valens Funds in July, 2008, this liability is no longer reflected in our financial statements as of March 31, 2009.

Reorganization Items.

Professional Fees: Included in the current fiscal year’s results are expenses of $217,000 for legal fees incurred as a result of our Chapter 11 proceedings.

Provision for rejected lease: In an effort to decrease operating expenses, we rejected our lease in Worcester, Massachusetts on December 8, 2008 through our reorganization proceedings. We have recorded a net provision of $0.6 million to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier.

Provision for indemnity agreements: The notes we issued to Pulaski Bank and Southwest Bank are guaranteed by individuals affiliated with us, or our parent company, Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event we default, resulting in a payment to the lenders by the guarantors, we agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the guarantors are expected to assert an unsecured claim for the value of approximately 7.6 million shares of our common stock, which are recorded as having a fair value of $916,000 as of March 31, 2009.

Non-Controlling interest in earnings from variable interest entities. Our statement of operations also includes a $196,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax credit transactions discussed below.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the six months ended March 31, 2009 resulting in a net operating cash flow deficit of $1.3 million. At March 31, 2009, we had an accumulated deficit of approximately $123 million and a working capital deficit of approximately $46 million including those liabilities subject to compromise through our Chapter 11 proceedings. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructure of our outstanding debt obligations through the Chapter 11 reorganization proceedings, and short-term borrowings as well as through the restructuring and reorganization of our debt and other obligations through the ongoing Chapter 11 process. Our ability to continue present operations, pay our liabilities as they become due, and meet our obligations for vaccine development is dependent upon our ability to formulate and submit to the Bankruptcy Court an acceptable Plan of Reorganization, and will likely require us to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™.

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

On March 31, 2006, in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between ourselves and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc.and Analytica International, Inc., as well as the Company’s and Accentia’s membership interest in Biolender, which was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

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

On December 8, 2006, Accentia loaned to us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, into shares of our common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, we repaid Accentia $1.1 million. The remaining $2.0 million of principal and all accrued and the unpaid interest is included in liabilities subject to compromise in the accompanying December 31, 2008 consolidated balance sheet as the result of our voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, filed on November 10, 2008.

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

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II , US Bancorp, AutovaxID and us.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1 (d)(4)(i)(E)

of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

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

Election of certain officers and directors:

On February 24, 2009, Francis E. O’Donnell, Jr., M.D. was appointed to serve in the position of Chief Executive Officer (“CEO”). Dr. O’Donnell will continue to serve in his role as our non-executive Chairman, in addition to the role of non-executive Chairman and CEO of our parent company, Accentia and has agreed to accept the new position as CEO without any salary.

On February 24, 2009, Samuel S. Duffey, Esq. was appointed to serve in the position of our President. Mr. Duffey will continue to serve in his role as Counsel and has agreed to accept the new position as President without any change to his current salary.

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

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

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

Termination of Distribution Agreement:

Effective March 21, 2010, the Company terminated its non-exclusive distribution agreement with VWR for the sale of our AutovaxID instruments.

Appointment of Certain Directors:

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

NMTC Transactions I and II Compromises:

In July 2010, we and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, (see Item 2 for further discussion of this transaction) in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

In July 2010, we and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, (see Item 2 for further discussion of this transaction) in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

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