Form 10-Q
period 2009-06-30
BIOVEST INTERNATIONAL INC
filed 2010-07-08
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX

BIOVEST INTERNATIONAL, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash	$54,000	$539,000
Accounts receivable, net of $10,000 allowance for doubtful accounts at June 30, 2009 and September 30, 2008	426,000	281,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	103,000
Inventories	588,000	609,000
Prepaid expenses and other current assets	137,000	243,000

Total current assets	1,205,000	1,775,000
Property and equipment, net	97,000	562,000
Patents and trademarks, net	297,000	320,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	265,000	275,000

Total assets	$3,995,000	$5,063,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Notes payable	$—	$14,358,000
Current maturities of long-term debt	—	9,623,000
Accounts payable	211,000	3,393,000
Customer deposits	104,000	131,000
Accrued liabilities	244,000	1,446,000
Billings in excess of costs and estimated earnings on uncompleted contracts	123,000	—
Notes payable, related party	1,262,000	7,880,000

Total current liabilities	1,944,000	36,831,000
Long-term debt, less current maturities	—	62,000
Royalty liability, less current portion	—	5,143,000
Derivative liabilities	—	905,000

Total liabilities not subject to compromise	1,944,000	42,941,000
Liabilities subject to compromise (Note 12)	52,910,000	—

Total liabilities	54,854,000	42,941,000
Non-controlling interests in variable interest entities (Notes 15 and 16)	4,138,000	4,432,000

Commitments and contingencies (Note 17)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 97,549,783 and 96,485,477 issued and outstanding at June 30, 2009 and September 30, 2008, respectively	975,000	965,000
Additional paid-in capital	74,429,000	73,993,000
Accumulated deficit	(130,401,000)	(117,268,000)

Total stockholders’ deficit	(54,997,000)	(42,310,000)
Total liabilities and stockholders’ deficit	$3,995,000	$5,063,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Products	$451,000	$709,000	$1,557,000	$2,287,000
Services	417,000	366,000	956,000	1,603,000

Total revenue	868,000	1,075,000	2,513,000	3,890,000

Operating costs and expenses:
Cost of revenue:
Products	328,000	440,000	1,079,000	1,372,000
Services	247,000	305,000	771,000	864,000
Research and development expense	150,000	682,000	775,000	2,785,000
General and administrative expense	647,000	1,979,000	2,228,000	4,457,000

Total operating costs and expenses	1,372,000	3,406,000	4,853,000	9,478,000

Loss from operations	(504,000)	(2,331,000)	(2,340,000)	(5,588,000)

Other (expense) income:
Interest expense, net (Note 3)	(2,000,000)	(1,361,000)	(4,966,000)	(4,326,000)
Loss on extinguishment of debt	—	—	—	(1,829,000)
Gain/(Loss) on derivative liabilities	(1,865,000)	4,000	(1,224,000)	(548,000)
Other income/(expense), net	—	239,000	(124,000)	501,000

Total other (expense) income	(3,865,000)	(1,118,000)	(6,314,000)	(6,202,000)

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(4,369,000)	(3,449,000)	(8,654,000)	(11,790,000)

Reorganization items:
Professional fees	(60,000)	—	(278,000)	—
Provision for rejection of lease	—	—	(600,000)	—
Provision for indemnity agreements	(2,978,000)	—	(3,895,000)	—

	(3,038,000)	—	(4,773,000)	—

Loss before non-controlling interest in losses from variable interest entities and income taxes	(7,407,000)	(3,449,000)	(13,427,000)	(11,790,000)
Non-controlling interest in losses from variable interest entities	98,000	98,000	294,000	306,000

Net loss	$(7,309,000)	$(3,351,000)	$(13,133,000)	$(11,484,000)

Loss per common share:
Basic and diluted	$(0.07)	$(0.04)	$(0.13)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	97,549,783	96,315,471	97,487,085	95,936,567

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2009

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at October 1, 2008	96,485,477	$965,000	$73,993,000	$(117,268,000)	$(42,310,000)
Stock issued for payment of interest on outstanding debt	964,306	9,000	233,000	—	242,000
Stock issued for modification of debt	100,000	1,000	31,000	—	32,000
Warrants issued for modification of debt	—	—	62,000	—	62,000
Employee share-based compensation	—	—	110,000	—	110,000
Net loss	—	—	—	(13,133,000)	(13,133,000)

Balances at June 30, 2009	97,549,783	$975,000	$74,429,000	$(130,401,000)	$(54,997,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,133,000)	$(11,484,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	129,000	434,000
Amortization	16,000	21,000
Employee share-based compensation	110,000	1,452,000
Loss on extinguishment of debt	—	1,829,000
Amortization of discount on notes payable	918,000	1,214,000
Amortization of deferred loan costs	28,000	409,000
(Gain) Loss on disposal of property and equipment	335,000	(13,000)
Gain on settlement of accrued expenses	—	(437,000)
Warrants issued for guarantees of financing	—	882,000
Non-controlling interest in loss of variable interest entities	(294,000)	(306,000)
Gain on shares issued for interest on outstanding debt	(63,000)	—
Loss on derivative liability	1,224,000	548,000
Changes in cash resulting from changes in:
Operating assets	33,000	266,000
Operating liabilities	4,358,000	(1,413,000)

Net cash flows from operating activities before reorganization items	(6,339,000)	(6,598,000)

Reorganization items:
Increase in accrued professional fees	100,000	—
Change in provision for rejected lease	600,000	—
Change in provision for indemnity agreements	3,895,000	—

Net change in cash flows from reorganization items	4,595,000	—

Net cash flows from operating activities	(1,744,000)	(6,598,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(9,000)
Proceeds from sale of property and equipment	—	41,000
Deposit of restricted cash	—	(3,345,000)
Release of restricted cash	—	3,345,000

Net cash flows from investing activities	—	32,000

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(89,000)	(3,710,000)
Advances from related party	1,413,000	2,267,000
Proceeds from long term debt	—	9,045,000
Payment of deferred financing costs	(65,000)	(426,000)

Net cash flows from financing activities	1,259,000	7,176,000

Net change in cash	(485,000)	610,000
Cash at beginning of period	539,000	124,000

Cash at end of period	$54,000	$734,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants	$62,000	$539,000
Issuance of beneficial conversion options (discount on notes payable)	—	408,000
Issuance of additional investment right	—	390,000
Modification of related party notes	—	4,854,000
Stock issued with financing transactions	—	440,000
Stock issued for payment of accrued expenses and interest	240,000	176,000
Stock issued for modification of debt	25,000	—
Cash paid for interest during period	$163,000	$1,459,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

As of June 30, 2009, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

2. Chapter 11 bankruptcy:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender, II LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, the Chapter 11 proceedings are intended to provide an opportunity for the Company to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. The Company believes the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, Biovest expects to continue operations without interruption, while striving to maximize long-term shareholder value.

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

Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the Company, Biolender LLC, Biolender II LLC, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 15 and 16).

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of SOP 90-7. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt during the nine months ended June 30, 2009 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

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

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of June 30, 2009 and September 30, 2008.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim reporting periods. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009 (April 1, 2009 for the Company) and is expected to have an immaterial impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (“SFAS 167”). SFAS 167 amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities. SFAS 167 requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether a company is the primary

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

beneficiary of a variable interest entity. SFAS 167 is effective for the Company on October 1, 2010 and earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

4. Liquidity and management plans:

During the nine months ended June 30, 2009, the Company incurred a net loss of $13.1 million. At June 30, 2009, the Company had an accumulated deficit of approximately $130.0 million and working capital deficit of approximately $54.0 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

Issuance of common shares:

In October 2008, the Company issued 1,064,306 shares of its common stock in satisfaction of interest and fees due on its outstanding debt.

Advances to the Company by Accentia:

For the nine months ended June 30, 2009, the Company borrowed an additional $0.6 million to increase the total balance due to Accentia to approximately $12.4 million. The advances by Accentia as of June 30, 2009 consist of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $1.9 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. In September, 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. As a result of our filing of Chapter 11 on November 10, 2008, collection of pre-petition amounts due on these notes in the amount of $12.0 million has been stayed and the Conversion Option may not be enforced.

Debtor-in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor in possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the principal owner of which is a director of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of June 30, 2009, the DIP Lender has advanced $1.0 million to the Company.

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

5. Concentrations of credit risk and major customer information:

The Company will grant credit to customers in the normal course of business and generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. For the three months ended June 30, 2009, two customers accounted for 33% of revenues while one customer accounted for 35% of revenues for the three months ended June 30, 2008. One customer accounted for 16% of revenues for the nine months ended June 30, 2009, while two customers accounted for 43% of revenues for the nine months ended June 30, 2008. Three customers accounted for 46% of trade accounts receivable as of June 30, 2009. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 24% and 28% of revenues for the three and nine months ended June 30, 2009, compared to 43% and 45% for the three and nine months ended June 30, 2008. For the three and nine months ended June 30, 2009, sales to customers in the United Kingdom accounted for 20% and 16% of total revenue, while sales to the United Kingdom accounted for 25% of total revenue for the three months ended June 30, 2008 and sales to the United Kingdom and Canada accounted for 30% and 11% of total revenue for the nine months ended June 30, 2008, respectively.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

6. Inventories:

Inventories consist of the following:

	June 30, 2009 (Unaudited)	September 30, 2008
Finished goods	$150,000	$172,000
Work-in-process	106,000	67,000
Raw materials	332,000	370,000

	$588,000	$609,000

7. Notes payable:

As a result of the Chapter 11 filings on November 10, 2008, the notes outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of June 30, 2009. See Note 12 for further details.

Notes payable consists of the following:

	June 30, 2009	September 30, 2008
Pulaski Bank and Trust Company, $1,000,000 face value, prime rate, note payable	$—	$600,000
Pulaski Bank and Trust Company, $750,000 face value, prime rate, note payable	—	450,000
Southwest Bank of St. Louis, an M& I Bank, $200,000 face value, prime rate plus 1.0%, note payable	—	200,000
Valens Offshore SPV II, Corp, $3,600,000 face value, 30% note payable	—	4,680,000
Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable	—	6,370,000
Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity*	—	624,000
Other	—	22,000
Accrued interest and fees	—	1,412,000

	$—	$14,358,000

*	On September 10, 2007, the Company issued a promissory note to a private third-party individual investor in the amount of $0.3 million. The note initially bore no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of the note all principal was originally due on September 9, 2008. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loans to Laurus Master Fund, Ltd. (Laurus), Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (collectively, the Valens Funds). Under the terms of the note, the Company issued 947,867 shares of the Company’s common stock to the note holder on October 15, 2008 (representing a fair value of $0.3 million) in addition to the $0.3 million in principal due under the note. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

8. Long-term debt:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long term debt outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of June 30, 2009. See Note 12 for further details.

Long-term debt consists of the following:

	June 30, 2009	September 30, 2008
Laurus, $7,799,000 face value, 30% interest non-amortizing note payable	$—	$6,768,000
Valens Offshore SPV II, Corp, $255,000 face value, 30% interest non-amortizing note payable	—	291,000
Valens U.S. SPV I, LLC, $245,000 face value, 30% interest non-amortizing note payable	—	280,000
Valens U.S. SPV I, LLC, $650,000 face value, 15% secured convertible debenture	—	62,000
Notes payable, interest at 10%; convertible into common stock at $1.00 per share	—	35,000
Other	—	87,000
Accrued interest and fees	—	2,162,000

	—	9,685,000
Less current maturities	—	(9,623,000)

	$—	$62,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

9. Related party transactions:

Notes payable, related party consists of the following:

	June 30, 2009	September 30, 2008
Accentia promissory demand notes – prime rate	$225,000	$10,130,000
Secured convertible debenture – 15%	—	500,000
Unsecured convertible promissory note – 10%	—	1,000,000
Unsecured promissory note – prime plus 2%	—	46,000
Debtor-in-possession note – 16%	1,000,000	—
Accrued interest	37,000	1,729,000

	1,262,000	13,405,000
Less unamortized discounts	—	(5,525,000)

	$1,262,000	$7,880,000

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

The balance due under these notes was $12.0 million, including accrued interest, as of November 10, 2008, the date of the Company’s voluntary petition for Chapter 11 protection, and has been reclassified to liabilities subject to compromise on the Company’s condensed consolidated balance sheet as of June 30, 2009 (Note 12). Since filing for Chapter 11, the Company has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf as well as through the allocation of inter-company expenses for shared resources. Additionally, the Company has continued to accrue interest at prime on the outstanding principal due under the note.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Management concluded that the September 26th modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on the Company’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures meet the definition of derivative financial instruments and require bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). The resulting derivative liabilities are further discussed in Note 11. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of June 30, 2009 (Note 12).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 and were accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of June 30, 2009 (Note 12).

Unsecured promissory note:

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% and is payable October 1, 2009. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of June 30, 2009 (Note 12).

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of June 30, 2009, the DIP Lender had advanced $1.0 million to the Company.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008 the Company filed a voluntary petition for relief under Chapter (Note 2). While the Company remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of June 30, 2009.

11. Derivative liabilities:

As a result of the Chapter 11 filings on November 10, 2008, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of June 30, 2009. See Note 12 for further details.

The Company adopted SFAS 161 on March 31, 2009. This pronouncement did not have any impact on the financial position or operating results of the Company. SFAS 161 expanded the disclosures regarding the use of derivative instruments and hedging activities.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of June 30, 2009 and September 30, 2008. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	June 30, 2009		September 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	none	$—	none	$—
Derivatives not designated as hedging instruments
Biovax Investment, LLC investor put option (Note 15)	Liabilities subject to compromise	$118,000	Derivative liabilities	$109,000
AutovaxID Investment, LLC investor put option (Note 15)	Liabilities subject to compromise	73,000	Derivative liabilities	67,000
Derivatives resulting from issuance of Secured Convertible Debentures	Liabilities subject to compromise	2,074,000	Derivative liabilities	729,000

Total derivatives not designated as hedging instruments		$2,265,000		$905,000

Total derivatives		$2,265,000		$905,000

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 8, 2009, the Bankruptcy Court entered an order establishing June 1, 2009 as the claims bar date. The claims bar date is the date by which claims against the Debtors arising prior to the Debtor’s Chapter 11 filings must be filed if the claimants wish to receive any distribution under a confirmed Plan of Reorganization in the Chapter 11 process. On April 8, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the claims bar date and the required procedures with respect to the filing of proofs of claim. As part of the reorganization case, claims timely filed by the bar date will ultimately be reconciled against the amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended). To the extent that the Debtors object to any filed claims, the Bankruptcy Court will make the final determination as to the amount, nature, and validity of such claims. Moreover, the treatment of allowed claims against the Debtors will be determined pursuant to the terms of a Chapter 11 Plan of Reorganization approved by the court. Accordingly, the ultimate amount and treatment of such liabilities has not yet been determined.

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

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not recognized in accordance with the provisions of SOP 90-7. The Company recorded contractual interest expense on all of its outstanding debt during the nine months ended June 30, 2009 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

Liabilities subject to compromise consist of the following:

June 30, 2009
Secured promissory notes payable to Laurus and its affiliates, the Valens Funds (Notes 7 and 8)	$14,681,000
Secured promissory demand notes payable to Accentia (Note 9)	10,279,000
Secured convertible debentures – 15% (Notes 8 and 9)	1,450,000
Unsecured promissory notes payable to Pulaski Bank and Trust Company (Note 7)*	1,000,000
Unsecured promissory note payable to Southwest Bank of St. Louis (Note 7)*	200,000
Unsecured convertible promissory note – 10% (Note 9)	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation (Note10)	7,500,000
Accounts payable	3,817,000
Derivative liabilities (Note 11)	2,265,000
Provision for indemnity agreements*	3,895,000
Provision for rejected lease**	644,000
Other	1,120,000
Accrued interest	10,737,000

58,588,000
Less: unamortized discounts	(5,678,000)

$52,910,000

*	The notes issued to Pulaski Bank and Trust Company (“Pulaski Bank”) and Southwest Bank of St. Louis (“Southwest Bank”), are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by the Company resulting in a payment to the lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. In December 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called the guarantee resulting in an aggregate payment of $200,000 by the guarantor. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for approximately 7.6 million shares of the Company’s common stock, which are recorded as having a fair value of $3.9 million as of June 30, 2009.

**	In an effort to decrease operating expenses, the Company through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. The Company recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier.

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

Common stock options outstanding and exercisable as of June 30, 2009 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2008	9,471,796	$0.72	6.77	$—
Granted	6,340,000	0.06	10.70	2,837,100
Exercised	—	—	—	—
Cancelled	(2,864,239)	0.62	—	6,600
Outstanding at June 30, 2009	12,947,557	0.42	7.11	2,853,000
Exercisable at June 30, 2009	6,610,890	$0.76	5.68	$—

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

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at September 30, 2008	358,334	$0.31
Granted	6,340,000	0.04
Vested	(23,333)	0.23
Cancelled	(338,334)	0.30
Non-vested at June 30, 2009	6,336,667	$0.06

Common stock warrants outstanding and exercisable as of June 30, 2009 are as follows:

	Shares	Weighted Average Price
Outstanding at September 30, 2008	31,220,405	$0.35
Issued	843,750	0.40
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2009	32,064,155	0.35
Exercisable at June 30, 2009	31,164,155	$0.32

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended June 30,		Nine Months ended June 30,
	2009	2008	2009	2008
Revenues
Instruments and Disposables	$451,000	$709,000	$1,557,000	$2,287,000
Cell Culture Services	417,000	366,000	956,000	1,603,000

Total Revenues	868,000	1,075,000	2,513,000	3,890,000

Cost of Sales
Instruments and Disposables	328,000	440,000	1,079,000	1,372,000
Cell Culture Services	247,000	305,000	771,000	864,000

Total Cost of Sales	575,000	745,000	1,850,000	2,236,000
Gross Margin ($)	$293,000	$330,000	$663,000	$1,654,000
Gross Margin (%)	34%	31%	26%	43%

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Assets of $20.7 million and liabilities of $16.6 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s June 30, 2009 consolidated balance sheet as non-controlling interests in variable interest entities.

The Company’s $294,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the nine months ended June 30, 2009 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$334,000
Telesis CDE Two, LLC	(51,000)
AutovaxID Investment, LLC	335,000
St. Louis NMTC Fund II, LLC	(324,000)

$294,000

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of June 30, 2009.

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the Pulaski Bank guarantors are allowed an unsecured claim for approximately 6.4 million shares of the Company’s common stock having a fair value of $3.2 million as of March 31, 2009. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of this indemnification agreement, the Southwest Bank guarantor is allowed an unsecured claim for approximately 1.3 million shares of the Company’s common stock having a fair value of $0.6 million as of June 30, 2009.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Results of Operations

Revenues. Total revenues for the nine months ended June 30, 2009 were $2.5 million, compared to revenues of $3.9 million for the nine months ended June 30, 2008. Sales from our instrumentation segment experienced a decrease of $730,000 year over year, due mainly to a decrease in unit sales of our disposable units used in our hollow fiber production instrumentation. Service revenue decreased $647,000 compared to the same period in the previous fiscal year due to three significant cell culture contracts that were ongoing in fiscal 2008. These projects were run to completion prior to the start of fiscal 2009.

Gross Margin. The overall gross margin as a percentage of sales for the nine months ended June 30, 2009 decreased from 43% to 26% when compared to the same period in fiscal 2008. The large decrease in margin results from unabsorbed overhead in both our cell culture and instrumentation segments. While revenues were down in both these segments, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses decreased by $2.0 million or 72% for the nine months ended June 30, 2009 compared to the same period in fiscal 2008. As we are conducting a detailed analysis of the available trial data and plan to seek accelerated and/or conditional approval with the FDA and EMEA as discussed herein, coupled with the limited financing available to us, we focused on reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Worcester, Massachusetts on December 8, 2008.

General and administrative expenses decreased $2.2 million or 50% over the prior nine month period, due in large part to a non-cash charge for compensation issued to employees in the form of stock options in the previous fiscal year. There was no comparable expense in fiscal 2009.

Other Income (Expense). Other expense for the nine months ended June 30, 2009, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, LLC, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski and Southwest Banks, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the nine months ended June 30, 2009 and 2008 was $5.0 million and $4.3 million respectively. As our total indebtedness has increased year over year, so have our contractual interest and amortization charges. We have accrued interest on our prepetition debt at the default rate while in Chapter 11. These terms are subject to compromise through our plan of reorganization.

Other expense for the previous fiscal year includes a $1.8 million loss incurred upon extinguishment of debt as the result of our modification of certain provisions of our notes payable to Laurus and Pulaski Bank. In addition, other expense for the first nine months of fiscal 2009 and 2008 includes losses of $1.2 million and $0.5 million on derivative liabilities respectively. The current year loss results from outstanding warrants and conversion features associated with our secured convertible debentures issued in September, 2008. The value of these liabilities vary directly with the trading price of our outstanding common stock. The trading price of our common shares increased for the nine months ending June 30, 2009, resulting in a corresponding increase in the value of these liabilities. The prior year’s loss was attributable to a default put feature on our notes payable to Laurus and the Valens Funds whereby, upon declaration of default, we would be required to make additional payments over and above the outstanding principal and interest due on the note. Management concluded that this feature constitutes a derivative liability and utilized a probability-based, discounted cash flow approach to record the put at fair value as of March 31, 2008. As a result of modifications to our loan agreements with Laurus and the Valens Funds in July, 2008, this liability is no longer reflected in our financial statements as of June 30, 2009.

Reorganization Items.

Professional Fees: Included in the current fiscal year’s results are expenses of $278,000 for legal fees incurred as a result of our Chapter 11 proceedings.

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

Provision for indemnity agreements: The notes we issued to Pulaski Bank and Southwest Bank are guaranteed by individuals affiliated with us, or our parent company, Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event we default, resulting in a payment to the lenders by the guarantors, we agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $200,000 by the guarantor. As a result of their indemnification agreements, the guarantors are expected to assert an unsecured claim for the value of approximately 7.6 million shares of our common stock, which are recorded as having a fair value of $3.9 million as of June 30, 2009.

Non-Controlling interest in earnings from variable interest entities. Our statement of operations also includes a $294,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax credit transactions discussed below.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the nine months ended June 30, 2009 resulting in a net operating cash flow deficit of $1.7 million. At June 30, 2009, we had an accumulated deficit of approximately $130 million and a working capital deficit of approximately $54 million including those liabilities subject to compromise through our Chapter 11 proceedings. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructure of our outstanding debt obligations through the Chapter 11 reorganization proceedings, and short-term borrowings. Our ability to continue present operations, pay our liabilities as they become due, and meet our obligations for vaccine development is dependent upon our ability to formulate and submit to the Bankruptcy Court an acceptable Plan of Reorganization, and will likely require us to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™.

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

New Market Tax Credit Transactions:

April 2006 NMTC Transaction3:

On April 25, 2006, our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, our majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), US Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

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

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. US Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the Fund into shares of our common stock near the maturity date.

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

December 2006 NMTC Transaction4:

On December 8, 2006, our wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), US Bancorp, and Laurus.

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

In contemplation of Transaction II, Fund II was established. US Bancorp invested $2.4 million for a 100% equity interest in Fund II. Additionally, Biolender II and Fund II entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to Fund II in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from Fund II to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by Fund II from US Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to US Bancorp. All of Fund II’s interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 10, 2008, we filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court (as defined in Note 2 to the condensed consolidated financial statements). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

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

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved.)

ITEM 5.	OTHER INFORMATION

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