Form 10-K
period 2009-09-30
BIOVEST INTERNATIONAL INC
filed 2010-07-08
CIK 704384

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 31, 2009, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Pink Sheets, was approximately $2,932,000.

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

In this annual report on Form 10-K, unless the context indicates otherwise, references to “Biovest,” “the Company,” “our company,” “we,” “us,” and similar references refer to Biovest International, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2009” or “fiscal 2009” means the 12-month period ended September 30, 2009.

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

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID™. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. We are under contract with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

We also manufacture instruments and disposables used in the hollow-fiber production of cell culture products. Our hollow-fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

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

Nevertheless, in 2010 one active immunotherapy, Provenge® developed by Dendreon Corporation, received marketing approval from the FDA. This represents the first case of an active immunotherapy to successfully gain marketing approval in the US. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

A number of features of the non-Hodgkin’s lymphomas make these tumors particularly suitable treatment with a therapeutic cancer vaccine. The malignant B-cell lymphocytes of NHL express a unique, identifiable tumor-specific antigen which is not expressed by other (healthy) cells in the body. In contrast, the majority of human cancers typically lack strong ubiquitous expression of tumor-specific antigens to distinguish them from normal cells, or they express a potentially widely-varying mix of antigens which can be difficult to identify and formulate into a successful therapeutic vaccine.

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

Mantle Cell Lymphoma

MCL is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median overall survival for MCL has been cited as 3 to 5 years and the disease currently lacks a consensus standard of care. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which approximately one half are in the US.

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

Currently upon first diagnosis of MCL patients are often evaluated for eligibility for autologous stem cell transplantation eligibility. Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat the patient’s tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for stem cell transplantation received either R-CHOP (rituximab, cyclophophamide, doxorubicin, vincristine, prednisone) immunotherapeutic therapy followed by stem cell transplantation receive immunotherapeutic therapy followed by stem cell transplantation. In some protocols, the use of a very aggressive chemotherapy regimens such as R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high dose methotrexate and cytarabine) with severe toxicities have also been described. Unlike in FL, the addition of rituximab to immunotherapy to treat MCL has not been definitively established to significantly extend progression free survival or provide overall survival benefits.

MCL patients who are not eligible for stem cell transplantation commonly receive chemo-immunotherapy, however, overall, conventional chemotherapy regimens do not control the disease over the long-term.

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

We are developing BiovaxID as an additional treatment option for MCL patients. Under our IND, we have conducted a Phase 2 clinical trial studying BiovaxID to treat MCL. Based on the safety data from the three BiovaxID clinical trials conducted in NHL under our IND combined with data from our Phase 2 clinical trial in MCL, as well as based on the efficacy data from our Phase 2 clinical trial in MCL, we believe that BiovaxID may represent a new treatment option for MCL patients.

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

Phase 3 Clinical Trial (BV301) of BiovaxID for Treatment of Follicular Lymphoma

Overview and Objectives

In January 2000, a Phase 3 multi-center, double-blind, randomized, controlled clinical trial (BV301) modeled on the NCI Phase 2 clinical trial was initiated by the NCI. As was the NCI Phase 2 clinical trial, in the Phase 3 clinical trial BiovaxID consisted of patient-specific idiotype protein (Id) conjugated or combined with keyhole limpet hemocyanin (KLH immunogenic carrier protein) and administered with granulocyte-monocyte colony stimulating factor (which is known as GM-CSF and which is a biological response modifier).

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

Biopsy, Chemotherapy, and Immune Recovery

Prior to chemotherapy initiation, an excisional lymph node biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material for BiovaxID production. Following this biopsy patients were initially treated with PACE chemotherapy (a combination of prednisone, doxorubicin, cyclophosphamide, etoposide) in order to induce a complete response (CR) or a complete response unconfirmed (CRu) as measured by CT radiological scans.

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

In addition to market exclusivity based on governmental regulation, we rely on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and our ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, we have filed an international patent application (PCT) relating to methods of treatment using our vaccine. In addition, we have filed U.S. and foreign patent applications relating to certain features of the AutovaxID instrument used in the production of the vaccine. Our proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. We believe that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. We have been granted the registration of the trademark BiovaxID.

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

After the creation of the hybridoma, we determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into our proprietary hollow-fiber bioreactors, where they are cultured and where they secrete or produce idiotype antigen. The secreted idiotype is then collected from the cells growing in the hollow-fiber reactor. After a sufficient amount of idiotype is collected for the production of an appropriate amount of the vaccine, the patient’s idiotype is purified using multi-step purification processes.

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

Instruments and Disposables

We sell hollow-fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

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

PRIMER HF®

The Primer HF is a low cost hollow-fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

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

In addition to instruments sales, we have recurring revenue from the sale of hollow-fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with our instruments. Revenues from such disposable products represented approximately 45% and 46% of our total revenue from this business segment for the fiscal years ended September 30, 2009 and 2008 respectively.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

We manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $1.5 million (approximately 41%) and $2.0 million (approximately 37%) in revenues for the fiscal years ended September 30, 2009, and 2008 respectively.

Our customers include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

There are various processes commonly used to produce mammalian cells generally used in the production of antibodies. These may include hollow-fiber bioreactor perfusion, stirred tank fermentation, roller bottle and other processes. We primarily use hollow-fiber bioreactor technology to expand customer provided cell lines and produce the respective monoclonal antibodies. This technology grows cells to higher densities which more closely mimics mammalian physiology. We have significant expertise with in vitro (outside the living body) cell culture methods for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow-fiber bioreactors is fibers made of plastic polymers. The fibers are hair-like with hollow centers which simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is perfused through the lumen of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the on-going cell growth process. Hollow-fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of downstream purification processes. This technology generally minimizes the amount of costly nutrient media required for cell growth.

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow-fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow-fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, we believe that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. We believe that hollow-fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as the therapeutic vaccine which we are developing, we believe that hollow-fiber technology may be the appropriate cell culture production technology.

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

Generally, these therapies do not provide unlimited remissions for most patients. Rituximab has a different mode of action from BiovaxID and we are developing BiovaxID as a new therapeutic approach to treat FL. We believe that BiovaxID may be consistent with an additive to therapies based on rituximab.

If BiovaxID is approved for treatment of MCL, it will be required to compete with other approved and/or development therapies for the treatment of MCL. There are currently no FDA-approved therapies for the first line treatment of MCL and the only approved therapy, bortezomib (Velcade®) is indicated for patients in relapse.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow-fiber perfusion process, instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have four (4) issued United States patents. Additionally, we have filed several patent applications that are pending. The expiration dates of our presently issued United States patents range from October 2011 to November 2017. A list of our active U.S. patents and published U.S. and foreign patent applications are as follows:

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

Additionally, we consider trademarks to be important to our business. We have established trademarks covering various aspects of our hollow-fiber perfusion process, instruments and proprietary cell culturing methods. We have registered the trademark BiovaxID® in connection with our therapeutic cancer vaccine. We plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, including seeking protection of our trademarks internationally.

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

EMPLOYEES

As of September 30, 2009, we had 31 employees, including four in research and development, five in manufacturing and quality control, six in contract production services, one in marketing and sales, four in management, and six in finance, accounting, administrative, and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We anticipate that our facilities will meet our needs during fiscal 2010. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

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

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2009, 2008, and 2007, we reported net losses of $14.7 million, $20.6 million, and $44.3 million respectively and negative cash flow from operating activities of $1.9 million, $8.3 million, and $10.8 million, respectively. As of September 30, 2009, we have an aggregate accumulated deficit of $132 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the interim analysis for BiovaxID®. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our financial statements for the 2009 fiscal year indicated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our financial statements for the 2010 fiscal year.

Our ability to achieve and sustain profitability is to a large degree dependent on obtaining regulatory approval to market BiovaxID. We may not be successful in our efforts to develop and commercialize BiovaxID. Moreover, our operations may not be profitable even if BiovaxID is commercialized.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of September 30, 2009, we had a working capital deficit of $55.2 million, including those liabilities subject to compromise through our Chapter 11 proceedings. We expect to continue to incur substantial net operating losses at least until BiovaxID® receives marketing approval, which may never occur. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered certified public accountants, Cherry, Bekaert and Holland, LLP, have indicated, in their report to our 2009 financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $14.7 million, $20.6 million, and $44.3 million in 2009, 2008, and 2007, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2010 are anticipated to be insufficient to finance operations without funding from other sources. We have had difficulty in meeting our cash requirements. We have, in part, met our cash requirements through proceeds from our cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), and by trade-vendor credit. There can be no assurances that management will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We have not filed required annual or quarterly SEC reports since October 2008

Our common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”). Section 13(a) of the Exchange Act requires that we file with the Securities and Exchange Commission current and accurate information in annual reports and quarterly reports. Until the acceptance of this filing and the filing of the remainder of the delinquent periodic reports, we are delinquent in several of our periodic filing obligations, including not having timely filed our annual reports for the 2008 and 2009 fiscal years and our quarterly reports for the 2008, 2009 and 2010 fiscal years. A company that has not filed all of its Section 13 reports is not considered “current” in its Exchange Act reporting. Delinquent filers do not satisfy the current public information requirement of Securities Act Rule 144(c)(1) or the reporting issuer definition of Rule 902(l) of Regulation S. Furthermore, the Securities and Exchange Commission may pursue an enforcement action against delinquent filers, such as an administrative proceeding to suspend trading pursuant to Section (12)(k) of the Exchange Act, or a civil action seeking an injunction, and/or civil monetary penalties against the delinquent filers and/or its directors. At the present time, we cannot say what, if any, action the Securities and Exchange Commission may take against us; however, any such action could have an adverse impact on our Company.

We will need substantial additional financing but our access to capital funding is uncertain.

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. In 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (Accentia). The aggregate investment commitment received from Accentia was $20.0 million. Additionally, Accentia has loaned us or otherwise paid on our behalf an additional $12.6 million through September 30, 2009, as represented by three secured demand promissory notes. We have been informed by Accentia that provisions of certain of its loan and debenture financing agreements preclude Accentia from making any additional direct cash contributions to us. Additionally, we have borrowed funds from third parties. Furthermore, because much of this indebtedness is secured by all of our assets, including the assets of our subsidiaries, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. In addition, we are obligated to pay royalties which will reduce profit.

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

We have completed a single Phase 3 clinical trial for BiovaxID; however, we cannot be certain that FDA will not require additional clinical trials, either prior to or in conjunction with approval of BiovaxID. Our initial Phase 3 clinical trial spanned approximately eight years and the completion of any required additional clinical trials would likely take a significant number of years. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes we forecast the commencement and completion of clinical development, and have included many of those forecasts in reports filed with the Securities and Exchange Commission and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment. These delays may recur. Our rate of completion of development efforts could be delayed by many factors. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in vaccine development and the regulatory process.

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

In April 2008, we closed our only Phase 3 clinical trial of BiovaxID® with 234 patients enrolled instead of the 563 patients anticipated to be enrolled pursuant to our clinical trial protocol. We announced clinical results based upon a relatively smaller number of patients. Additionally, our only Phase 3 clinical trial enrolled or randomized patients before their treatment with chemotherapy resulting in a significant number of patients being randomized but not treated with either BiovaxID or control because of failure to maintain compliance with protocol requirements including maintenance of complete remission. We do not know if the design of our Phase 3 clinical trial or an evaluation, which is limited to only patients that received at least one dose of BiovaxID or control, will be acceptable to the FDA for demonstrating sufficient safety and efficacy required to obtain marketing approval.

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

Before we can obtain FDA approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the FDA. Therefore, before we can obtain the FDA approval necessary to allow us to begin commercially manufacturing BiovaxID® , we must pass a pre-approval inspection of our BiovaxID manufacturing facility by the FDA. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving our vaccines, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell BiovaxID.

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

As of September 30, 2009, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of approximately $76.0 million (which will begin to expire in 2021) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

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

Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Modernization Act”), enacted in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for BiovaxID, if it is approved for sale. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to profitably sell BiovaxID will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to profitably market or sell BiovaxID, if approved.

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

In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider BiovaxID to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products on a profitable basis. We are unable to predict what impact the Medicare Modernization Act or other future regulation or third party payer initiatives, if any, relating to reimbursement for BiovaxID will have on sales of BiovaxID, if approved for sale.

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

Our common stock is quoted on the Pink Sheets.

Our common stock is quoted on the Pink Sheets as opposed to a larger or better accepted market. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

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

As of September 30, 2009, Accentia owned a majority of our outstanding shares of common stock. Accentia exerts significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

Upon demonstrating compliance with SEC financial reporting requirements, we will be eligible to list on the OTCQB™ marketplace which was launched in April 2010, by Pink OTC Markets, Inc. to better distinguish OTC securities that are registered and reporting with U.S. regulators. However, our shares will not then be listed on the OTC Bulletin Board or any other trading market. In order for us to qualify for listing on the OTC Bulletin Board, a market maker must complete and submit the appropriate applications to Financial Industry Regulatory Authority (“FINRA”) for potential approval. There are no assurances that a market maker will be willing to submit such an application or, if submitted, that FINRA will approve it. Accordingly, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade. The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

We have not been the subject of an independent valuation.

No investment banker or underwriter has been retained to value our common stock. We have not attempted to make any estimate of the prices at which our common stock may trade in the market. Moreover, there can be no assurance given as to the market prices that will prevail.

Our stockholders could suffer significant dilution upon the issuance of additional securities.

It is possible that we will need to issue additional shares of common stock or securities or warrants convertible into such shares in order to raise additional equity. In such event, our stockholders could suffer significant dilution.

We have filed a Petition for Reorganization pursuant to Chapter 11

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

None

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

We anticipate that our Minneapolis facility will meet our needs during fiscal 2010. We anticipate that as our development of BiovaxID advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

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

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

On February 18, 2009, our stock opened for trading on the Pink Sheets under the symbol, “BVTI.PK”

Number of Common Shareholders

As of September 30, 2009, we had approximately 97,550,000 shares of common stock outstanding which were held by approximately 400 stockholders of record.

Quarterly High / Low Company Stock Price – BVTI.PK

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the OTC Bulletin Board and Pink Sheets. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2008:
First Quarter	$0.55	$0.32
Second Quarter	$0.69	$0.42
Third Quarter	$1.01	$0.34
Fourth Quarter	$0.51	$0.26

Year Ended September 30, 2009:
First Quarter	$0.40	$0.03
Second Quarter	$0.13	$0.04
Third Quarter	$1.50	$0.10
Fourth Quarter	$0.75	$0.26

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

We also manufacture instruments and disposables used in the hollow-fiber production of cell culture products. Our hollow-fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow-fiber perfusion.

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

In May 2000, we acquired the assets of Unisyn Technologies, Inc., a competitor in hollow-fiber perfusion, for a combination of shares of our stock and our assumption of certain Unisyn debts and obligations. This acquisition provided us with additional expertise and proprietary advancements in the hollow-fiber perfusion process and expanded our cell culture production capability.

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

On April 17, 2007, we executed an amendment agreement with our senior lender, Laurus Master Fund, Ltd (“Laurus”), whereby we issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. In return for this royalty we were granted forbearance on past due principal and interest payments due on our promissory note dated March 31, 2006. Additionally, the future principal and interest payments that we had been required to make were rescheduled. On October 31, 2007, we entered into a forbearance agreement with Laurus confirming that no event of default existed under the March 2006 note, and deferred all payments of principal and interest due for the period of March 2007 through December 31, 2007 until the earlier of a closing of a financing with defined level of proceeds or March 31, 2008. As consideration for this forbearance, we were required to pay $1.8 million to Laurus on March 31, 2008. On December 10, 2007 we closed two financing transactions with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”), the Valens Funds being subsidiaries of Laurus. Pursuant to the December transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 7.0% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. Proceeds from the December transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and later released for our use based upon an agreed schedule. The net proceeds were used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for our anti cancer vaccine, BiovaxID, and for general working capital.

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

On November 10, 2008, we filed a voluntary petition for reorganization under Chapter 11. The reorganization cases are being jointly administered with our parent company, Accentia under Case No. 8:08-bk-17795-KRM (the “Chapter 11”). We will continue to operate as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, this action is intended to provide us an opportunity to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, we plan to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on priority programs that will allow us to attract key funding/partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern once we emerge from Chapter 11. Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. We believe the Chapter 11 reorganization will achieve these objectives. During this reorganization process, we expect to continue operations without interruption, while striving to maximize long-term shareholder value.

In the fiscal year ended September 30, 2009, we incurred significant negative cash flows and operating losses primarily as a result of our operations and continuing development activities regarding our vaccine. We expect negative operating cash flow to continue through and potentially beyond fiscal year 2010, due to budgeted costs associated with our ongoing vaccine development activities and related research, development, and activities related to our interim analysis. We anticipate further losses in fiscal 2010, which we anticipate will be funded by a combination of positive operating margins from our instrument sales and cell culture production operations, draws on our debtor-in-possession financing facility, the sale of equity or debt securities, strategic collaborations, potential licenses both domestic and foreign, and recognized research funding programs. Although we are currently exploring various financing alternatives, there can be no assurances that we will be successful in securing such financing on acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail our commercialization efforts.

Our 2009 consolidated financial statements include our wholly-owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC, and due to our controlling financial interest, certain variable interest entities, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment, LLC, and St. Louis New Markets Tax Credit Fund-II, LLC.

Results of Operations

Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

Revenue. Total revenues for the year ended September 30, 2009 were $3.7 million, compared to revenues of $5.3 million for the year ended September 30, 2008. Sales from our instrumentation segment experienced a decrease of $1.1 million year over year, due mainly to a decrease in unit sales of our disposable units used in our hollow-fiber production instrumentation. Service revenue decreased $484,000 compared to the same period in the previous fiscal year due to three significant cell culture contracts that were ongoing in fiscal 2008. These projects were run to completion prior to the start of fiscal 2009.

Gross Margin. The overall gross margin as a percentage of sales for the year ended September 30, 2009 decreased from 44% to 33% when compared to fiscal 2008. While revenues were down in both our cell culture and instrumentation segments, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Costs and Expenses. Research and development expenses decreased by $2.5 million or 70% for the year ended September 30, 2009 compared to fiscal 2008. As we are conducting detailed analyses of the available trial data and may seek conditional approval with the FDA and EMEA as discussed below, coupled with the limited financing available to us, we have focused on reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Worcester, Massachusetts on December 8, 2008.

General and administrative expenses decreased $2.7 million or 48% in the current fiscal year, due in large part to a non-cash charge for compensation issued to employees in the form of stock options in the previous fiscal year. There was no comparable expense in fiscal 2009. Also, on December 1, 2008, we amended our operating lease on our manufacturing facility in St. Louis, Missouri, which shortened the lease term to November 30. 2009 and decreased the lease premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, we terminated the lease, resulting in a decrease in facility and personnel costs in the current year.

Other Income and Expense. Other expense for the year ended September 30, 2009, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, LLC, (“Corps Real”) interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”) and Southwest Bank of St. Louis (“Southwest Bank”), as well as interest on other long-term debt and short-term loans from affiliates. Total interest expense for the year ended September 30, 2009 and 2008 was $6.9 million and $7.9 million respectively. In the previous fiscal year, we recorded a charge of approximately $3.0 million associated with warrants issued to guarantee our debt. Removing this one-time charge, interest expense has increased by approximately $2.0 million year over year. As our total indebtedness has increased over the two years presented, so have our contractual interest and amortization charges. We have continued to accrue interest on all our outstanding obligations at the contractual rate while in Chapter 11. These terms are subject to compromise through our plan of reorganization.

Other expense for the previous fiscal year includes a $6.6 million loss incurred upon extinguishment of debt as the result of our modification of certain provisions of our notes payable to Laurus and Pulaski Bank. As a result of our voluntary petition for reorganization, filed November 10, 2008, this debt has become prepetition indebtedness as of September 30, 2009, and is subject to compromise through our Chapter 11 proceedings.

Certain of the financing transactions into which we have entered embody provisions which meet the definition of derivative financial instruments and require bifurcation under current generally accepted accounting principles. We have recorded the fair value of these provisions as derivative liabilities. We use various techniques to estimate the fair value of these liabilities each reporting period, including Black Scholes Merton analysis, Monte Carlo simulations, and probability based, discounted cash flow estimates.

Other expense for the years ending September 30, 2009 and 2008 include losses of $1.0 million and $0.3 million on derivative liabilities respectively. The current year loss results from outstanding warrants and conversion features associated with our secured convertible debentures issued in September, 2008. The value of these liabilities, vary directly with the trading price of our outstanding common stock. The trading price of our common shares increased over the year ending September 30, 2009, resulting in a corresponding increase in the value of these liabilities. The prior year’s loss was attributable to a default put feature on our notes payable to Laurus and the Valens Funds whereby, upon declaration of default, we would be required to make additional payments over and above the outstanding principal and interest due on the note. As a result of modifications to our loan agreements with Laurus and the Valens Funds in July, 2008, this liability is no longer reflected in our financial statements as of September 30, 2009.

Other income of $387,000 for the year ended September 30, 2008 is primarily the result of non cash gains recorded from the settlement of various professional fees below amounts previously accrued by us.

Reorganization Items

Gain on allowance for leasehold improvements net of settlement of administrative claim: In an effort to decrease operating expenses, on December 8, 2008, through our Chapter 11 proceedings, we rejected our lease in Worcester, Massachusetts. At inception of this lease we were granted an allowance of approximately $120,000 for leasehold improvements, to be recorded against rent expense over the term of the lease. At the time our lease was rejected an unamortized allowance of approximately $44,000 remained which was credited to gain on allowance for leasehold improvements on the consolidated statement of operations for the year ended September 30, 2009. Damages resulting from the rejection of this unexpired lease are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. On July 17, 2009, we, through an approved order by the Bankruptcy Court, settled this claim for a one-time payment of $14,000 issued on September 15, 2009.

Professional Fees: Included in the current fiscal year’s results are expenses of $380,000 for legal fees incurred as a result of our Chapter 11 proceedings.

Provision for indemnity agreements: The notes we issued to Pulaski Bank and Southwest Bank are guaranteed by individuals affiliated with us, or our parent company Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event we default, resulting in a payment to the lenders by the guarantors, we agreed to compensate each affected guarantor by issuing shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for approximately 7.6 million shares of our common stock having a fair value of $3.9 million as of September 30, 2009.

Non-Controlling interest in earnings from variable interest entities. Our statement of operations for the fiscal years 2009 and 2008 includes a $455,000 and $496,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the NMTC transactions further discussed below.

Liquidity and Capital Resources

We have historically had significant losses from operations and these losses continued during the year ended September 30, 2009 resulting in a net operating cash flow deficit of $1.9 million. At September 30, 2009, we had an accumulated deficit of approximately $132.0 million and working capital deficit of approximately $55.2 million including those liabilities subject to compromise through our Chapter 11 proceedings. We will attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, and short-term borrowings. Additionally, upon the completion of the detailed analyses of our clinical trial, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and continue our ongoing product development is dependent upon our ability to successfully complete the Chapter 11 Reorganization process and to obtain significant external funding from sources other than Accentia in the very near term, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue the evaluation of our clinical trials results and our efforts to commercialize both BiovaxID® and AutovaxID™.

Debtor-in-Possession Note.

On December 22, 2008, we completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, its principal owners are our directors (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of September 30, 2009, the DIP Lender had advanced $1.25 million under the line of credit.

The DIP Transaction was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

•	Principal Amount- Up to $3.0 million

•	Priority and Security- The Facility is a secured super-priority loan to a Debtor-in-Possession and is secured by all of our assets and is senior to all prior and existing liens ours.

•

Advances under the Facility- For all amounts in excess of $1.0 million, we shall, along with Lender within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by us through use of these Advances, and we shall be required to make a written request(s) detailing the amount and use and Lender shall in its reasonable discretion approve or reject the written request based upon whether we demonstrate reasonable progress in achieving the agreed milestones.

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

•

Points- At the Closing, we paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that we borrow in excess of $1.0 million, we shall pay in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that we borrow in excess of $2.0 million, we shall pay in cash 4% of the third $1.0 million of the Facility ($40,000).

•	Expenses- We made payment of $25,000 in costs at the Closing.

•

Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that our senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to us and Lender.

Additional Future Funding Sources.

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

Net Cash Flows from Operating Activities. During the year ended September 30, 2009, we incurred a net loss of $14.7 million. Included in this loss are several non-cash transactions, described as follows:

•	Interest charges resulting from amortization of discounts on outstanding debt in the amount of $1.5 million

•

A loss on the write-off of leasehold improvements made to our facility in St. Louis, Missouri in the amount of $0.3 million. On December 1, 2008, we amended our operating lease on our manufacturing facility in St. Louis, Missouri, which shortened the lease term to November 30. 2009 and decreased the lease premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, we terminated the lease

•	An expense $3.9 million was recorded relating to indemnity agreements outstanding with guarantors of our debt with Pulaski Bank and Southwest Bank further discussed under ‘reorganization items’ above.

•

An increase of $5.9 million in the balance of accounts payable and accrued liabilities, predominantly due to an increase in accrued interest on outstanding debt. Although all interest payments on our prepetition debt have been stayed through our Chapter 11 proceedings, we have continued to accrue interest at the contractual rate on our obligations. These amounts may be subject to compromise through our plan for reorganization.

Adjusting our net loss for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $1.9 million for the year ended September 30, 2009.

Net Cash Flows from Investing Activities. There were no cash flows from investing activities for the year ended September 30, 2009. Pursuant to the terms of a transaction with the Valens Funds dated December 10, 2007, approximately $3.3 million was deposited into a restricted bank account for our use for the year ended September 30, 2008. The full amount was released from restriction for the year ended September 30, 2008 and used for general operating and research and development expenditures.

Net Cash Flows from Financing Activities. In December 2008, we closed a DIP Note as discussed above. Draws in the DIP Note amounted to $1.25 million for fiscal 2009. We also paid a total of $65,000 for fees and closing costs associated with the DIP Note. Our parent company, Accentia also advanced us a net of approximately $430,000 for the fiscal year ended September 30, 2009, predominantly in the form of accrued interest on prepetition indebtedness to Accentia which is subject to compromise through our reorganization proceedings. During fiscal 2008, approximately $8.7 million was generated by financing activities. The cash generated resulted primarily from the notes issued to the Valens Funds on December 10, 2007, the note issued to one of our directors in the amount of $1.0 million on May 9, 2008, as well as advances by Accentia consisting of cash loans, payments directly to third parties on our behalf, allocated inter-company expenses, and accrued interest.

New Market Tax Credit Transactions.

April 2006 NMTC Transaction1.

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

On March 31, 2006, in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between ourselves and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares in our Company, TEAMM Pharmaceuticals, Inc., Analytica International, Inc., and Accentia’s membership interest in Biolender, LLC (“Biolender”) who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

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

[1]

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

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013(the “CDE Loan”). The convertible promissory note is convertible into common stock at the option of the CDE within five days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. We also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of our common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

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

Salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006 (“Asset Purchase Agreement”), we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid us $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we were required to treat the advance as unrestricted and non-segregated funds provided that we use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

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

December 2006 NMTC Transaction2

On December 8, 2006, through our wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”), we closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

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

CDE II is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036(the “CDE II Loan”). Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by us and also guaranteed up to an amount of $4.5 million by officers and directors of Accentia. We issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and we will operate consistently with the License between AutovaxID and us, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

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

Valuation of share-based payments:

We account for stock-based compensation based on ASC Topic 718-Stock Compensation which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

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

Voluntary Petition for Bankruptcy:

On November 10, 2008, we, along with our subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11, Bankruptcy Court. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Financial Accounting Standards Board Codification Topic 852 (“FASB ASC 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. We adopted FASB ASC 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, the timing of increased research and development of BiovaxID®, and will be impacted by our planned marketing launch of the AutovaxID™ instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

Impact of Foreign Sales

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 28%, and 39% of total revenue for fiscal years ended September 30, 2009, and 2008, respectively. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

Tax Loss Carryforwards

FASB Codification Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all our deferred tax assets.

For the tax periods June 17, 2003, through September 30, 2005, we were part of a consolidated federal income tax return that included Accentia. As of December 7, 2005, we became deconsolidated from the Accentia group as a result of Accentia’s ownership in us being reduced below 80% and have filed a separate return for the interim period of December 8, 2005 through September 30, 2006, and will continue to file separate returns thereafter.

We have a federal net operating loss of approximately $76.0 million as of September 30, 2009 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to us. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million), are subject to these limitations. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also be subject to restriction.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements: See “Index to Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Appointment of Certain Directors:

On June 23, 2010, Edmund C. King, CPA was appointed to the Board to serve as a Director to fill the vacancy occasioned by the resignation of Robert Weiss, our designated Financial Expert/Director, in November 2008. Mr. King shall serve as a Director commencing on June 23, 2010 and shall continue to serve as Director for the remainder of the term of that Director position and until his successor is duly elected and qualified. The Board has determined that Mr. King is to serve as the designated Financial Expert of the Board and meets the applicable requirements of “independence” so as to allow us to comply, as and when necessary, with the requirements of the Sarbanes-Oxley Act.

NMTC Transactions I and II Compromises:

In July 2010, we and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Market Tax Credit transaction closed April 2006 (see Item 13 for further discussion of this transaction), in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, the our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all our other obligations to all parties to Transaction I will be terminated.

In July 2010, we and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Market Tax Credit transaction closed April 2006 (see Item 13 for further discussion of this transaction), in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all our other obligations to all parties to Transaction II will be terminated.

Filing of Plan of Reorganization

On May 14, 2010, we filed our Joint Plan of Reorganization (the “Plan”) and on July 2, 2010, we filed our Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court will schedule a hearing on the Disclosure Statement, anticipated to take place in early August 2010.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

On November 24, 2008, Mr. Weiss resigned from the Board of Directors and from all of the Board committees.

On December 2, 2008, Dr. Arikian resigned from all of his positions including as Chief Executive Officer, President, Chairman and Director.

The following table sets forth, as of September 30, 2009, certain information concerning our executive officers and directors:

Name	Age	Position
Samuel S. Duffey, Esq.*	65	President & General Counsel
Francis E. O’Donnell, Jr., M.D.**	59	Chief Executive Officer, (“CEO”), Chairman & Director
Alan M. Pearce	60	Chief Financial Officer (“CFO”)
Raphael J. Mannino, Ph.D.	62	Director

Name	Age	Position
Peter J. Pappas, Sr.	69	Director
Christopher C. Chapman, M.D.	57	Director
Jeffrey A. Scott, M.D.	51	Director
John Sitilides	47	Director
Ronald E. Osman, Esq.	63	Director

*	Assumed the position of President and General Counsel as of February 24, 2009.
**	Assumed the position of CEO and Chairman of our Board of Directors as of February 24, 2009.

Set forth below is biographical information regarding our directors, officers, and key employees:

Samuel S. Duffey, Esq. was appointed President and General Counsel on February 24, 2009. Mr. Duffey has been General Counsel of Accentia since April 2003 and on December 2, 2008 was also appointed President of Accentia. Prior to that, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University.

Francis E. O’Donnell, Jr., M.D. has been a Director and Vice-Chairman (non-executive) of our Company since June 2003. On February 24, 2009, Dr. O’Donnell was appointed to Chief Executive Officer and Chairman. Dr. O’Donnell is the Chairman, CEO and a director of Accentia, our parent corporation since its inception in 2002. He is also the Chairman and a Director of BioDelivery Sciences International, Inc. (“BDSI”) Dr. O’Donnell was the founder and for more than the last five years has served as manager of The Hopkins Capital Group (“HCG”), an affiliation of limited liability companies which engage in business development and venture activities for disruptive healthcare technologies. Included in companies in which HCG entities are significant stockholders include Accentia and BDSI.

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

Raphael J. Mannino, Ph.D. has been a Director of our Company since June 2003. Dr. Mannino has been the Executive Vice President and Chief Scientific Officer of BDSI from October 2000 - September 2009, and a director from October 2001-June 2007. Dr. Mannino previously served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BioDelivery Sciences, predecessor to BDSI since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then

Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine. We believe that Dr. Mannino’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Mannino’s background in pharmaceutical research and development and clinical trials make him a valuable resource on our Board.

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

Audit Committee of the Board

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

Code of Ethical Conduct

Our Board of Directors has adopted a Code of Ethical Conduct that is applicable to all of the officers and directors including the principal executive officer, the principal financial officer, the principal accounting officer or controller and its subsidiaries. The text of the Code of Ethical Conduct has been filed as an Exhibit to our SEC reports as Exhibit 10.36 to our Form 10-KSB for the period ended September 30, 2003 filed with SEC on January 14, 2004.

Our bylaws provide for us to indemnify our directors and officers to the extent permitted by law, with respect to actions taken by them on our behalf. We maintain a policy of directors’ and officers’ liability insurance for this purpose.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, our officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended September 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FISCAL YEAR ENDED 2009

Name and principal position	Year	Salary ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Francis E. O’Donnell, Jr., M.D. CEO/Chairman	2009	0	56,950	(1)	0	56,950	(1)

Samuel S. Duffey, Esq., President	2009	176,683	76,050		8,576	261,309

Alan M. Pearce, CFO	2009	131,250	50,700		9,307	191,257

(1)	Includes director compensation in the amount of $6,250 by way of option award grant

Base Salaries. The base salaries were established by employment agreements existing prior to fiscal 2009. During fiscal 2009, we did not establish specific performance objectives for these executives and our decisions were based on their overall performances.

Cash Bonuses and Incentives. In fiscal 2009, no cash bonuses were paid or accrued to our executive officers.

Option Awards. The amounts in this column include the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our stock on the date of exercise. Assumptions used in the calculation of these amounts are included in footnote 14 to the Company’s audited financial statements found in Item 15 below.

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

Change in Control Severance Policy. Each of our named executive officers entered into written employment agreements with us. None of our named executive officers have change in control severance provisions in their employment agreements.

Employment Agreements with Executives

Samuel S. Duffey, Esq. On January 1, 2005, our parent corporation Accentia, entered into an employment agreement with Samuel S. Duffey, our General Counsel. On December 2, 2008, Accentia amended the employment agreement to include the title of President. This agreement has an initial term of five years, and continues thereafter on an “at-will” basis, terminable during the “at-will” period by either party for any reason and at any time upon 30 days’ notice. Under the terms of the agreement, Mr. Duffey is entitled to a base salary of $350,000 per year, of which a portion is allocated to us. The agreement provides that Mr. Duffey is eligible to receive an annual performance bonus with a target of 50% of his annual base salary. The agreement provides that, if we terminate Mr. Duffey’s employment without cause, because of disability, or for cause (except for dishonesty, misconduct, or unlawful acts that adversely affect us or pleading guilty or no contest to, or a conviction of, a felony or any crime involving moral turpitude, fraud, dishonesty, or misrepresentation), or Mr. Duffey terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary, health and welfare benefits, and all his options shall continue to vest for the 12-month period following the date of termination. Mr. Duffey will be deemed to have terminated his employment for good reason if he terminates because of a material breach of the agreement by us that is not cured within 30 days of written notice of the breach, the assignment by us without his consent to a position, responsibilities or duties of a materially lesser status or degree of responsibility, the relocation of our principal executive offices outside of Tampa, Florida, or we require him to be based anywhere other than our principal executive offices. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

Alan M. Pearce. On January 1, 2005, our parent corporation Accentia, entered into an employment agreement with Alan M. Pearce, our Chief Financial Officer. This agreement has an initial term of five years, and continues thereafter on an “at-will” basis, terminable during the “at-will” period by either party for any reason and at any time upon 30 days’ notice. Under the terms of the agreement, Mr. Pearce is entitled to an initial base salary of $260,000 per year, of which a portion is allocated to us. The agreement provides that Mr. Pearce is eligible to receive an annual performance bonus with a target of 50% of his annual base salary. The agreement provides that, if we terminate Mr. Pearce’s employment without cause, because of disability, or for cause (except for dishonesty, misconduct, or unlawful acts that adversely affect us or pleading guilty or no contest to, or a conviction of, a felony or any crime involving moral turpitude, fraud, dishonesty, or misrepresentation), or Mr. Pearce terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary, health and welfare benefits, and all his options shall continue to vest for the 12-month period following the date of termination. Mr. Pearce will be deemed to have terminated his employment for good reason if he terminates because of a material breach of the agreement by us that is not cured within 30 days of written notice of the breach, the assignment by us without his consent to a position, responsibilities or duties of a materially lesser status or degree of responsibility, the relocation of our principal executive offices outside of Tampa, Florida, or we require him to be based anywhere other than our principal executive offices. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable	Option Exercise Price ($)	Option Expiration Date
Francis E. O’Donnell, Jr., M.D. CEO/Chairman of the Board	20,000		0.50	03/13/2014
	20,000		0.50	03/10/2015
	60,000		1.13	10/19/2016
	75,000		0.66	04/11/2018
		1,000,000	0.06	02/24/2020
		125,000	0.07	02/24/2020

Samuel S. Duffey, Esq., President/General Counsel	500,000	—	0.50	11/11/2013
	500,000	—	0.72	02/10/2016
	150,000	—	0.60	04/11/2018
		1,500,000	0.06	02/24/2020

Alan M. Pearce, CFO	150,000	—	0.60	04/11/2018
	—	1,000,000	0.06	02/24/2020

Option Grants. In fiscal 2009, we granted 3.5 million options under our 2006 Equity Incentive Plan to executives. The option grants have an exercise price that was equal to 100% of the closing market price for our common stock on the date of the option grant. Our decision to grant options, was based primarily on the recommendation of our Board of Directors and our desire to retain and motivate our executives.

DIRECTOR COMPENSATION

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

Name and principal position	Option Awards ($)		Total ($)
Francis E. O’Donnell, Jr., M.D.	6,250	(1)	6,250	(1)

Christopher C. Chapman, M.D.	5,000		5,000

Ronald E. Osman, Esq.	5,000		5,000

Raphael J. Mannino, Ph.D.	5,125		5,125

Jeffrey A. Scott, M.D.	5,375		5,375

Peter J. Pappas, Sr.	5,000		5,000

John Sitilides	5,250		5,250

(1)	This amount is also reflected in the Summary Compensation Table.

Directors receive reimbursement of expenses and an annual grant of options to purchase shares of common stock as compensation for serving as members or chairmen of the Board of Directors (the “Board”) or of various committees of the Board. The director compensation stock options issued for FY2009 are set forth above. The amounts in this column include the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our stock on the date of exercise. Assumptions used in the calculation of these amounts are included in footnote 14 to the Company’s audited financial statements found in Item 15 below.

Equity Incentive Plan

Our 2000 Stock Option Plan (the “2000 Plan”), approved by our stockholders and the Board effective July 19, 2000, authorizes awards of incentive stock options or non-qualified stock options to employees, directors, and consultants of our company, our subsidiaries and affiliates. The purposes of the 2000 Plan are to encourage and enable employees, directors, and consultants to acquire a proprietary interest in the growth and performance of our company, to generate an increased incentive for key employees and directors to contribute to our future success and prosperity, thus enhancing the value of our company for the benefit of our stockholders, and to enhance the ability of our company to attract and retain key employees and directors who are essential to progress, growth, and profitability. A total of 7.0 million shares of our common stock may be granted under the 2000 Plan, limited to 1.0 million shares per employee per calendar year.

On November 2, 2006, the Board adopted the 2006 Biovest Equity Incentive Plan, which was approved by the stockholders by submission to majority shareholder action on October 4, 2007 and under which, the number of shares available for grant under the Plan and the 2006 Plan was increased to a total of 27.0 million.

The 2000 Plan and 2006 Plan (collectively, the “Stock Option Plans”) are administered by our Board. Subject to the limitations set forth in the Stock Option Plans, the administrator has the authority to grant options and to determine the purchase price of the shares of our common stock covered by each option, the term of each option, the number of shares of our common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Stock Option Plans. As of September 30, 2009, we had options to purchase 12,937,557 shares of common stock outstanding and 6,610,890 shares exercisable at a weighted average price of $0.42 per share and $0.76 per share respectively.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by any percentage the participant elects, up to statutorily prescribed annual limits, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan also permits us, in our sole discretion, to make employer matching contributions equal to a specified percentage (as we determine) of the amount a participant has elected to contribute to the plan, and/or employer profit-sharing contributions equal to a specified percentage (as we determine) of an employee’s compensation. In fiscal 2009, we made no matching contributions.

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

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of September 30, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Reporting Status	Aggregate Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Francis E. O’Donnell, Jr., M.D. (2) 865 Longboat Club Road Long Boat Key, FL 34228	CEO, Chairman & Director	1,760,454	1.77%

Samuel S. Duffey, Esq. (3) 8771 Grey Oaks Blvd. Sarasota, FL 34238	President & General Counsel	1,150,000	1.17%

Alan M. Pearce (4) 13766 E. Yucca Street Scottsdale, AZ 85259	CFO	1,010,082	1.02%

Jeffrey A. Scott, M.D. (5) 2 Spring Forest Court Owings Mills, MD 21117	Director	275,000	0.28%

Raphael J. Mannino, Ph.D. (6) 518 Lannon Lane Glen Gardner, NJ 08826	Director	210,000	0.21%

Christopher C. Chapman, M.D. (7) 800 Falls Lake Drive Mitchellville, MD 20721	Director	160,000	0.16%

John Sitilides (8) 8121 Dunsinane Court McLean, VA 22102	Director	381,636	0.41%

Ronald E. Osman, Esq. (9) 1602 Kimmel Street Marion, IL 62959	Director	4,941,230	4.82%

Peter J. Pappas, Sr. (10) 135 West 18th Street, Second Floor New York, NY 10011	Director	2,155,878	2.18%

Accentia Biopharmaceuticals, Inc. (11)* 324 S. Hyde Park Avenue Suite 350 Tampa, FL 33606	5% Stockholder	113,024,887	82.22%

Laurus Master Fund, Ltd. (12)* 335 Madison Avenue 10th Floor New York, NY 10017	5% Stockholder	27,566,941	22.24%

All officers and directors as a group		18,976,212	11.13%

(1)	These percentages are based upon the 97,549,783 of our outstanding common stock on September 30, 2009.

(2)	In addition to serving as CEO and Chairman of the Board of Directors of our company, Dr. O’Donnell also serves as CEO and Chairman of the Board of Directors of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Dr. O’Donnell’s beneficial ownership includes: (a) 175,000 shares of common stock issuable pursuant to options held by Dr. O’Donnell that are currently exercisable or that are exercisable within 60 days of September 30, 2009 and (b) 1,585,454 warrants held by Hopkins II. Dr. O’Donnell holds voting and investment power over shares held by Hopkins II as its manager.
(3)	In addition to serving as President and General Counsel of our company, Mr. Duffey also serves as President and General Counsel of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Mr. Duffey’s beneficial ownership consists of 1,150,000 shares of common stock issuable pursuant to options held by Mr. Duffey that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(4)	In addition to serving as Chief Financial Officer of our company. Mr. Pearce also serves as CFO and a director of Accentia, which is the record owner of 73,115,818 shares of our stock. In the foregoing table, Mr. Pearce’s beneficial ownership includes: (a) 150,000 shares of common stock issuable pursuant to options held by Mr. Pearce that are currently exercisable or that are exercisable within 60 days of September 30, 2009 and (b) 860,082 shares of common stock issuable pursuant to warrants held by Mr. Pearce that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(5)	In the foregoing table, Dr. Scott’s beneficial ownership consists of 275,000 shares of common stock issuable pursuant to options held by Dr. Scott that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(6)	In the foregoing table, Dr. Mannino’s beneficial ownership consists of 210,000 shares of common stock issuable pursuant to options held by Dr. Mannino that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(7)	In the foregoing table, Dr. Chapman’s beneficial ownership consists of 160,000 shares of common stock issuable pursuant to options held by Dr. Chapman that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(10)	In the foregoing table, Mr. Sitilides beneficial ownership includes: (a) 24,000 shares of common stock held by Mr. Sitilides (b) 350,000 shares of common stock issuable pursuant to options held by Mr. Sitilides that are currently exercisable or that are exercisable within 60 days of September 30, 2009 and (c) 31,636 shares of common stock issuable pursuant to warrants held by Mr. Sitilides that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(11)	In the foregoing table, Mr. Osman’s beneficial ownership includes: (a) 80,878 shares of common stock held by Mr. Osman; (b) 1,4000,000 shares of common stock issuable pursuant to warrants held by Mr. Osman that are currently exercisable or that are exercisable within 60 days of September 30, 2009; (d) 1,250,000 shares of common stock issuable pursuant to secured convertible debenture held by Mr. Osman that are currently exercisable or that are exercisable within 60 days of September 30, 2009; and (e) 2,210,352 shares of common stock issuable pursuant to convertible promissory note held by Mr. Osman that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(12)	In the foregoing table, Mr. Pappas’ beneficial ownership includes: (a) 1,138,000 shares of common stock held by Mr. Pappas; (b) 120,000 shares of common stock issuable pursuant to options held by Mr. Pappas that are currently exercisable or that are exercisable within 60 days of September 30, 2009; and (c) 894,545 shares of common stock issuable pursuant to warrants held by Mr. Pappas that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(13)	In the foregoing table, Accentia’s beneficial ownership includes: (a) 73,115,818 shares of common stock held by Accentia and (b) 39,909,069 shares of common stock issuable pursuant to a convertible intercompany note held by Accentia that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(14)	In the foregoing table, Laurus’ beneficial ownership includes: (a) 1,148,708 shares of common stock held by Laurus; (b) 24,386,983 shares of common stock issuable pursuant to warrants held by Laurus that are currently exercisable or that are exercisable within 60 days of September 30, 2009; and (c) 2,031,250 shares of common stock issuable pursuant to a secured convertible debenture held by Valens US SPV I LLC, an affiliate of Laurus that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
*	Laurus has been granted a warrant by Accentia to purchase common stock up to 10.0 million shares of our common stock currently issued to Accentia.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	12,937,557	$0.42	7,062,443

Total	12,937,557		7,062,443

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Relationship to Parent

As of September 30, 2009, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

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

As part of the Investment Agreement, we granted to Accentia the first right of refusal to acquire additional shares to maintain its percentage ownership in the event we issue shares. Pursuant to this agreement, Accentia acquired 1,278,947 shares of our common stock as a result of a warrant exercise and 17,902,062 shares of our common stock as a result of the cashless warrant exercises described below. Pursuant to the terms of the First Right of Refusal Agreement, Accentia’s purchase price for these shares was equal to the gross purchase price paid for the issuance of the triggering shares. The amounts owed to us by Accentia for these exercises were applied against the intercompany demand notes. On October 31, 2006, we entered into a Termination Agreement with Accentia under which Accentia agreed to immediately terminate the absolute anti-dilution rights that were granted to Accentia pursuant to the First Right of Refusal Agreement. In consideration of Accentia’s termination of the First Right of Refusal Agreement, we issued to Accentia 5.0 million shares of our common stock. On February 5, 2008, the terms of these notes were modified to allow Accentia the option to convert part of all of the principal and interest duo into shares of the our common stock at a conversion price of $1.10 per share subject to adjustment in the event of certain capitalizations or in the event of the sale of our common stock at prices below the conversion price (“Conversion Option”). On September 22, 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of our common stock at a conversion price of $0.32 per share. We granted piggybank and demand registration rights to Accentia for the shares underlying this Conversion Option.

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

Under the Biologics Products Commercialization Agreement, Accentia would have been entitled to 49% of our net profits from the sale of biologics products, had their ownership drop below 51%. There were no profits allocable to Accentia under this agreement during the years ended September 30, 2009 and 2007. On October 31, 2006, we entered into a Royalty Agreement with Accentia that terminated and superseded the Biologics Products Commercialization Agreement. The new Royalty Agreement provides that Accentia is no longer our exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales and license revenue of biologics products. The products and territory subject to the Royalty Agreement remain identical to those terms previously contained in the Biologics Commercialization Agreement. In consideration for Accentia entering into this Royalty Agreement, we issued to Accentia five million shares of our common stock, representing the independently appraised value to us of the new agreement. There were no profits allocable to Accentia under the Royalty Agreement for the year ended September 30, 2009.

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

On September 30, 2004, we entered into a Master Services Agreement and Project Addendum agreement with PPD Development LP (hereinafter “PPD”). PPD, a Contract Research Organization, will perform a wide range of services in the conduct and data management of the ongoing Phase 3 clinical trial of BiovaxID, our personalized therapeutic vaccine for indolent follicular non-Hodgkin’s lymphoma. The services to be performed by PPD include identification, recruitment and qualification of additional clinical trial sites to accelerate the pace of the patient enrollment into the trial, facilitation of patient enrollment, coordination of data and information management services, and regulatory compliance functions, among others. The agreement with PPD may be terminated by us at any time upon 30 days notice. PPD is a shareholder of Accentia. For the fiscal years ended September 30, 2008 and 2009, we incurred expense of $0.9 million and $0.3 million, respectively in this regard. Additionally, $1.9 million was owed PPD at September 30, 2009 and is included in liabilities subject to compromise in our consolidated balance sheet as a result of our Chapter 11 petition.

On April 25, 2006, we, through our wholly-owned subsidiary, Biovax, closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the NMTC regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. In the Transaction, Biovax entered into a Convertible Loan Agreement where Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11.5 million (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013 and is described in more detail below. The following parties were involved in the Transaction: Biovax, Accentia, Biolender, Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus. In connection with the NMTC financing, four Accentia common stockholders, three of whom are also Accentia Board members, pledged personal assets guaranteeing certain of our obligations regarding the series of transactions and program requirements. As consideration for these guarantees, we issued four warrants on April 20, 2006, to issue a total of 1.0 million shares of common stock at an exercise price of $1.00 per share. The warrants vest in entirety on April 20, 2007, and expire October 19, 2013. This includes a warrant to purchase 0.25 million shares of common stock for Ronald E. Osman, Esq., who is now a member of our Board of Directors but was not at the time of the transaction.

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

In contemplation of the Transaction, we along with our parent, Accentia, formed Biolender. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for our benefit. In addition, on April 27, 2006, Accentia, our majority shareholder, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. All distributions from Biolender were allocated to Accentia until Accentia receives the return of its capital contribution and then to us until we receive the return of our capital contribution and then proportionately between Accentia and us. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by us and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, we redeemed 10.0 million shares of our common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequent to the Transaction, on October 31, 2006, we purchased Accentia’s entire ownership interest in Biolender in consideration of the issuance by us to Accentia of 10 million additional shares of our common stock.

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

In connection with the Transaction, seven individuals personally guaranteed certain of our obligations regarding the Transaction. This included the guarantees of Francis E. O’Donnell, our Vice-Chairman and Director, together with certain related entities, for $1.15 million, Ronald E. Osman, Esq., a Director, for $1.0 million, and Steven Arikian, our President, CEO, Chairman and Director for $50,000. In addition, we received guarantees by four other individual common shareholders of Accentia. As consideration for these guarantees, we issued seven warrants on December 8, 2006 to issue a total of 2,629,543 shares of common stock at an exercise price of $1.10 per share, vesting in their entirety on December 14, 2006 and expiring on December 13, 2016. These include warrants to Hopkins II, Osman and Arikian for the purchase of 679,545, 590,909, and 29,545 shares of common stock, respectively.

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

On January 16, 2007, we issued a promissory note to Pulaski Bank in the amount of $1.0 million. This loan bears interest at prime less 0.5% (7.0% as of December 1, 2007) and was originally payable July 5, 2007. The maturity date of the note was subsequently extended on three separate occasions to December 31, 2007. We paid $75,000 in cash as well as warrants to purchase 152,992 shares of our common stock at $1.10 per share to Pulaski in consideration for this extension. The note is an unsecured obligation and is subordinated to our outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with us or Accentia, our majority stockholder. We have entered into Indemnification Agreements with each of the guarantors. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, we have agreed to compensate each affected guarantor by issuance of that number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

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

On September 11, 2007, we entered into loan documentation for two financing transactions with two of our Directors, as follows:

•

We issued an Unsecured Promissory Note in the amount of $0.1 million to Francis E. O’Donnell, Jr. M.D., our Chairman and CEO and also Chairman and CEO of our parent, Accentia in consideration of a loan in the principal amount of $0.1 million to be used by us for operating expenses. This unsecured Note bears interest at prime rate plus 2.0%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a sale of our non-strategic assets with net proceeds of $5.0 million or greater or one year from the date of the Note.

•

We issued an Unsecured Promissory Note in the amount of $0.1 million to Ronald Osman, our Director in consideration of a loan in the principal amount of $0.1 million to be used by us for operating expenses. This unsecured Note bears interest at prime rate plus 2.0%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a sale of our non-strategic assets with net proceeds of $5.0 million or greater or one year from the date of the Note. In addition, we agreed to issue to Mr. Osman a Warrant to purchase up to 909,090 shares of our common stock at an exercise price of $1.10 per share. The exercise price may be paid by Mr. Osman in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on September 5, 2014.

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

On October 12, 2007, we entered into loan documentation for a financing transaction with one of our Directors, as follows:

•

We issued an Unsecured Promissory Note in the amount of $0.3 million to Ronald Osman, one of our Directors in consideration of a loan in the principal amount of $0.3 million to be used by us for operating expenses. This unsecured Note bears interest at prime rate plus 2.0%, is non-amortizing and payable in a single lump sum of principal and accrued interest at maturity, and will mature at the earlier of the date of closing of a debt or equity financing by us with net proceeds of $5.0 million or greater or one year from the date of the Note. In addition, we agreed to issue to Mr. Osman a warrant to purchase up to 2,727,270 shares of our common stock at an exercise price of $1.10 per share. The exercise price may be paid by Mr. Osman in cash or through a cashless exercise by surrendering a portion of the warrant or underlying warrant shares with a fair market value at the time of exercise equal to the exercise price. The warrant will expire on October 11, 2014.

On October 30, 2007, we completed a financing transaction with the Valens Funds, pursuant to which the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2.0% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. The notes are non-amortizing, accrue interest at prime plus 2.0%, and are payable in a single payment of principal and accrued interest on March 31, 2009.

The December 10, 2007, we completed two financing transactions pursuant to which the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $8.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 7% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. The notes are non-amortizing, accrue interest at prime plus 2%, with a minimum interest rate of 11%, and are payable in a single payment of principal and accrued interest on June 10, 2008.

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

On June 12, 2008, we entered into a financing transaction with one of our directors, whereby we issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan we provided to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of our short term loan to Accentia in the amount of $0.2 million, we repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of our restricted common stock, calculated at a price of $0.32 per share. As part of this transaction we issued to the lender a warrant to purchase up to 0.4 million shares of our common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions.

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

On December 22, 2008, we completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to us a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by Bankruptcy Court. As of March 31, 2010, the DIP Lender has advanced $1.4 million to us, with additional advances being subject to the DIP Lender’s discretion and further order of the Bankruptcy Court.

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

Director Independence

The Board has determined that Dr. Raphael Mannino, Ph.D., Mr. John Sitilides, Dr. Jeffrey Scott, M.D., Dr. Christopher Chapman, M.D. and Mr. Robert Weiss are independent, as that term is defined by the applicable rules of the Securities and Exchange Commission and The NASDAQ Stock Market LLC® (“NASDAQ”). The Board has further determined that all members of the Audit, Compensation, and Governance & Nominating Committees are independent and satisfy the relevant Securities and Exchange Commission and NASDAQ independence requirements and other requirements for members of such committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged Cherry, Bekaert & Holland, LLP f/k/a Aidman, Piser & Company (“Cherry Bekaert”) to perform the audit of the September 30, 2009 and 2008 financial statements. We engaged Pender, Newkirk and Company, LLP to prepare the 2009 and 2008 income tax return.

The following table provides information relating to the fees billed for the fiscal years ended September 30, 2009 and 2008:

	2009	2008
Audit fees (1)	$125,000	$125,000
Audit-related fees	—	—
Tax fees (2)	n/a	n/a
All other fees	$—	$—

(1)	Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, review of the interim condensed financial statements, and other professional services rendered in connection with our registration statements and services that are normally provided by Cherry Bekaert in connection with statutory and regulatory filings or engagements.
(2)	During fiscal 2009 and 2008, we engaged Pender, Newkirk and Company, LLP to prepare our tax returns

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services and fees provided in fiscal 2009 were pre-approved by the Board of Directors.

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

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of the Company (1)

3.2	Amended Bylaws of the Company (1)

10.1	Asset Purchase Agreement between the Company and Unisyn Technologies, Inc. (2)

10.2	Settlement Agreement between the Company and Hambrecht & Quist Guaranty Finance, LLC (2)

10.3	Settlement Agreement between the Company and Latham & Watkins (2)

10.4	Agreement between the Company and Bridge Partners III (3)

10.5	Biovest International, Inc. 2000 Stock Option Plan (4)

10.6	Press release dated April 15, 2003 (5)

10.7	Investment Agreement dated April 10, 2003 (6)

10.8	Termination Compensation Agreement dated April 24, 2003 with George Constantin (10)

10.9	Amendment to Investment Agreement dated June 16, 2003 (6)

10.10	Escrow Agreement dated June 16, 2003 (6)

10.11	Promissory Note in principal amount of $2,500,000 payable to the Company (6)

10.12	Promissory Note in principal amount of $15,000,000 payable to the Company (6)

10.13	Promissory Note to Othon Mourkakos (6)

10.14	Promissory Note to Christopher Kyriakides (6)

10.15	Promissory Note to Peter Pappas (6)

10.16	Promissory Note to Angelo Tsakopoulos (6)

10.17	Agreement regarding first right of refusal (6)

10.18	Promissory Note in principal amount of $885,538.47 payable to Cohen, et al. (6)

10.19	Security Agreement (6)

10.20	Resignation of directors

Othon Mourkakos (6)

David DeFouw, PhD (6)

George Constantin (6)

10.21	Letter from Lazar Levine & Felix LLP, former independent auditors, regarding its concurrence or disagreement with the statements in this report (7)

10.22	Incentive Stock Option Agreement – P. Pappas ($0.25 / share) (8)

10.23	Incentive Stock Option Agreement – P. Pappas ($0.50 / share) (8)

10.24	Common Stock Purchase Warrant – P. Pappas (8)

10.25	Incentive Stock Option Agreement – D. Moser (8)

10.26	Common Stock Purchase Warrant – C. Kyriakides (8)

10.27	Common Stock Purchase Warrant – O. Mourkakos (8)

10.28	Common Stock Purchase Warrant – A. TsaKopoulos (8)

10.29	Common Stock Purchase Warrant – T. Belleau (8)

10.30	Common Stock Purchase Warrant – D. DeFouw (8)

10.31	Master Contract Services Agreement (8)

10.32	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (9)

10.33	Amended and Restated Amendment to Promissory Note (9)

10.34	Amended and Restated Amendment to Escrow Agreement (9)

10.35	Amendment to Escrow Agreement (9)

10.36	Code of Ethics (10)

10.37	Employment Agreement with Dr. Stephane Allard (10)

10.38	Employment Agreement with James McNulty, CPA (10)

10.39	Employment Agreement with James Wachholz (10)

10.40	Employment Agreement with Richard Sakowicz (10)

10.41	Employment Agreement with Samuel Duffey, Esq. (10)

10.42	Employment Agreement with Julian Casciano (10)

10.43	Press release dated March 25, 2004 (11)

10.44	Certificate of Incorporation of Biovax, Inc.(11)

10.45	Bylaws of Biovax, Inc. (“Biovax”) (11)

10.46	Charter for Audit Committee (11)

10.47	Insider Trading Policy (11)

10.48	Delegation of Authority Policy (11)

10.49	Financial Consulting Agreement with Andreas Zigouras (11)

10.50	Common Stock Warrant to Andreas Zigouras (11)

10.51	Release of Claim & Settlement Agreement (Warburton) (12)

10.52	IND Transfer Letter Dated April 27, 2004 (13)

10.53	Second Amendment to Investment Agreement (14)

10.54	Biologic Products Commercialization Agreement (14)

10.55	Line of Credit Promissory Note (14)

10.56	General Security Agreement (14)

10.57	Masters Service Agreement With PPDI (15)

10.58	Project Addendum PPDI (15)

10.59	Confidentiality & Non-Compete Agreement with Carl Cohen, Ph.D. (1)

10.60	Agreement regarding Conversion of Promissory Note with Christos Soras (16)

10.61	Agreement regarding Conversion of Promissory Note with Con. & Mary Soras (16)

10.62	Agreement regarding Conversion of Promissory Note with Dillon (16)

10.63	Agreement regarding Conversion of Promissory Note with Kit Ching Wong (16)

10.64	Agreement regarding Conversion of Promissory Note with Konstantinidis (16)

10.65	Agreement regarding Conversion of Promissory Note with Korahais (16)

10.66	Agreement regarding Conversion of Promissory Note with Kyriakides (16)

10.67	Agreement regarding Conversion of Promissory Note with Lignos (16)

10.68	Agreement regarding Conversion of Promissory Note with Logan (16)

10.69	Agreement regarding Conversion of Promissory Note with Mourkakos (16)

10.70	Agreement regarding Conversion of Promissory Note with Pappas (16)

10.71	Agreement regarding Conversion of Promissory Note with Pensa (16)

10.72	Agreement regarding Conversion of Promissory Note with Prakash (16)

10.73	Agreement regarding Conversion of Promissory Note with Tsakopoulos (16)

10.74	Clarification Agreement (16)

10.75	Investment Banking Engagement Agreement (16)

10.76	Modification of Gunn Allen Engagement Agreement (16)

10.77	Termination Compensation Agreement between the Company and Dr. Stephane Allard (17)

10.78	Employment Agreement between the Company and Carl Cohen, Ph.D. (17)

10.79	Engagement Agreement dated January 7, 2006 between the Company and Investor Relations Group, Inc. (17)

10.80	Warrant dated January 7, 2006 from the Company to Investor Relations Group, Inc. (17)

10.81	Settlement Agreement dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.82	Promissory Note dated February 13, 2006 between the Company and Dr. Robert Pfeffer (17)

10.83	Release from Dr. Robert Pfeffer to the Company (17)

10.84	Release from the Company to Dr. Robert Pfeffer (17)

10.85	Incentive Stock Option Grant dated February 10, 2006 from the Company to Carl Cohen, Ph.D. (17)

10.86	Incentive Stock Option Grant dated February 10, 2006 from the Company to James McNulty, CPA (17)

10.87	Incentive Stock Option Grant dated February 10, 2006 from the Company to Samuel Duffey, Esq. (17)

10.88	Incentive Stock Option Grant dated February 10, 2006 from the Company to Steven Arikian, M.D. (17)

10.89	Incentive Stock Option Grant dated February 10, 2006 from the Company to David Moser (17)

10.90	Incentive Stock Option Grant dated February 10, 2006 from the Company to Robert Weiss (17)

10.91	Incentive Stock Option Grant dated February 10, 2006 from the Company to Angelos Stergiou M.D (17)

10.92	Secured Promissory Note Dated December 1, 2005 from the Company to Accentia Biopharmaceuticals, Inc. (“Accentia”) (17)

10.93	Secured Promissory Note Dated December 31, 2005 from the Company to Accentia (17)

10.94	Note and Warrant Purchase Agreement, dated March 31, 2006, between the Company and Laurus Master Fund, Ltd. (“Laurus”) (18)

10.95	Secured Promissory Note, dated March 31, 2006, issued by the Company to Laurus (18)

10.96	Common Stock Purchase Warrant, dated March 31, 2006, issued by the Company to Laurus (18)

10.97	Restricted Account Agreement, dated March 31, 2006, among the Company, Laurus, and North Fork Bank (18)

10.98	Restricted Account Letter Agreement, dated March 31, 2006, the Company and Laurus (18)

10.99	Registration Rights Agreement, dated March 31, 2006, between the Company and Laurus (18)

10.100	Master Security Agreement, dated March 31, 2006, among Laurus, the Company, and Biovax (18)

10.101	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (18)

10.102	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus (18)

10.103	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto (19)

10.104	Demand Note, dated April 21, 2006, issued by the Company to Laurus (19)

10.105	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia (19)

10.106	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, the Company and Accentia. (19)

10.107	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”) (19)

10.108	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender (19)

10.109	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (19)

10.110	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and the Company (19)

10.111	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), the Company and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (19)

10.112	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between the Company and Accentia (19)

10.113	Put Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.114	Purchase Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (19)

10.115	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Telesis CDE (19)

10.116	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (19)

10.117	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (19)

10.118	Asset Purchase Agreement dated April 18, 2006 between the Company and Biovax (19)

10.119	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and the Company (19)

10.120	Indemnification Agreement, dated as of April 25, 2006, from the Company to Dennis Ryll (19)

10.121	Indemnification Agreement, dated as of April 25, 2006, from the Company to Steven Stogel (19)

10.122	Indemnification Agreement, dated as of April 25, 2006, from the Company to Donald Ferguson (19)

10.123	Indemnification Agreement, dated as of April 25, 2006, from the Company to Ronald Osman (19)

10.124	Indemnification Agreement, dated as of April 25, 2006, from the Company to Francis O’Donnell (19)

10.125	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Ronald Osman (20)

10.126	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Dennis Ryll (20)

10.127	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Steven Stogel (20)

10.128	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Donald Ferguson (20)

10.129	Press Release dated May 11, 2006 Announcing Fast Track Status for BiovaxID (20)

10.130	Press Release dated May 16, 2006 Announcing FDA Approval of Surrogate Endpoint for BiovaxID Clinical Trial (20)

10.131	Amendment and Consent to Release dated August 2, 2006 (21)

10.132	AutovaxID, Inc. (“AutovaxID”) Certificate of Incorporation Filed August 7, 2006 (22)

10.133	Promissory Note dated September 5, 2006, between the Company and Pulaski Bank and Trust Company (“Pulaski”) (23)

10.134	Common Stock Purchase Warrant, dated September 5, 2006, issued by the Company to Pulaski (23)

10.135	Letter Terminating CRADA from the Company to National Cancer Institute dated September 25, 2006 (24)

10.136	Registration Rights Agreement, dated September 29, 2006, among the Company and the Purchasers identified therein (25)

10.137	Royalty Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.138	Termination Agreement Between the Company and Accentia, dated October 31, 2006 (27)

10.139	Biolender Purchase Agreement, dated October 31, 2006, between the Company and Accentia (27)

10.140	Consent, dated October 31, 2006, among the Company, Biolender, AutovaxID and Laurus (27)

10.141	License and Asset Purchase Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.142	License Agreement, dated as of December 8, 2006, between the Company and AutovaxID (26)

10.143	Secured Promissory Note, dated as of December 8, 2006, made by the Company for the benefit of Accentia (26)

10.144	Loan and Security Agreement, dated as of December 8, 2006, between Leverage Fund and Biolender II, LLC (“Biolender II”) (26)

10.145	Promissory Note, dated December 8, 2006, issued by AutovaxID Investment LLC (“Leverage Fund”) to Biolender (26)

10.146	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the CDE (26)

10.147	QLICI Loan Agreement, dated as of December 8, 2006, by and among AutovaxID, the CDE and Biovest (26)

10.148	Subordination Agreement, dated as of December 8, 2006, by and among Laurus, St. Louis New Markets Tax Credit Fund-II, LLC (“CDE”), US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and the Company (26)

10.149	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (26)

10.150	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (26)

10.151	Guaranty, dated December 8, 2006, made by Hopkins Capital Group II, LLC, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the CDE (26)

10.152	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (26)

10.153	Put Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.154	Purchase Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (26)

10.155	Indemnification Agreement, dated as of December 8, 2006, from the Company to Dennis Ryll (26)

10.156	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Stogel (26)

10.157	Indemnification Agreement, dated as of December 8, 2006, from the Company to Donald Ferguson (26)

10.158	Indemnification Agreement, dated as of December 8, 2006, from the Company to Ronald Osman (26)

10.159	Indemnification Agreement, dated as of December 8, 2006, from the Company to Francis O’Donnell (26)

10.160	Indemnification Agreement, dated as of December 8, 2006, from the Company to Alan Pearce (26)

10.161	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Arikian (26)

10.162	Subscription Agreement, dated December 8, 2006, between the Company and SLDC (26)

10.163	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Dennis Ryll (26)

10.164	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Stogel (26)

10.165	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Donald Ferguson (26)

10.166	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Ronald Osman (26)

10.167	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Hopkins Capital Group II, LLC (26)

10.168	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Alan Pearce (26)

10.169	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Arikian (26)

10.170	Promissory Note dated January 16, 2007, between the Company and Pulaski Bank and Trust Company (27)

10.171	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Donald L. Ferguson (27)

10.172	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.173	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Ronald E. Osman (27)

10.174	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Alan M. Pearce (27)

10.175	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Dennis L. Ryll (27)

10.176	Indemnification Agreement, dated January 11, 2007, issued by the Company to Donald L. Ferguson (27)

10.177	Indemnification Agreement, dated January 11, 2007, issued by the Company to Hopkins Capital Group II, LLC (27)

10.178	Indemnification Agreement, dated January 11, 2007, issued by the Company to Ronald E. Osman (27)

10.179	Indemnification Agreement, dated January 11, 2007, issued by the Company to Alan M. Pearce (27)

10.180	Indemnification Agreement, dated January 11, 2007, issued by the Company to Dennis L. Ryll (27)

10.181	Promissory Note dated March 22, 2007, between the Company and Pulaski Bank and Trust Company (28)

10.182	Common Stock Warrant from the Company to Pulaski dated March 22, 2007 (28)

10.183	Common Stock Warrant from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.184	Indemnity Agreement from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (28)

10.185	Letter-Agreement between the Company and Laurus Master Fund, Ltd. Effective as of April 17, 2007 (29)

10.186	Agreement between American Defense International, Inc. and the Company dated February 8, 2007.(30)

10.187	Promissory Note between the Company and Pulaski Bank and Trust Company dated April 22, 2007 (30)

10.188	Distribution Agreement dated June 8, 2007 between AutovaxID, Inc. and VWR International, Inc. (31)

10.189	Promissory Note dated June 26, 2007, between the Company and Southwest Bank Creve Couer Financial Center of St. Louis, MO (32)

10.190	Common Stock Purchase Warrant, dated June 26, 2007, issued by Biovest to Alan M. Pearce (32)

10.191	Indemnity Agreement dated June 26, 2007 between Biovest and Alan M. Pearce (32)

10.192	Amended March 22, 2007 Promissory Note with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) and the Company dated April 22, 2007 (33)

10.193	Second Amended March 22, 2007 Promissory Note with Pulaski and the Company dated May 21, 2007 (33)

10.194	Third Amended March 22, 2007 Promissory Note with Pulaski and the Company dated July 21, 2007 (33)

10.195	Amended January 16, 2007 Promissory Note with Pulaski and the Company dated July 5, 2007 (33)

10.196	Subordinated Promissory Note with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.197	Subordinated Note Purchase Agreement with Philip E. Rosensweig and the Company dated September 10, 2007 (39)

10.198	Unsecured Promissory Note with Francis E. O’Donnell, Jr. and the Company dated September 11, 2007 (39)

10.199	Unsecured Promissory Note with Ronald E. Osman and the Company dated September 11, 2007 (39)

10.200	Common Stock Purchase Warrant, dated September 11, 2007, issued by the Company to Ronald E. Osman (39)

10.201	Unsecured Promissory Note with Dennis L. Ryll and the Company dated October 1, 2007 (39)

10.202	Common Stock Purchase Warrant, dated October 1, 2007 issued by the Company to Dennis L. Ryll (39)

10.203	Promissory Note dated October 5, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.204	Unsecured Promissory Note dated October 12, 2007, between the Company and Ronald E. Osman (34)

10.205	Common Stock Purchase Warrant, dated October 12, 2007, issued by the Company to Ronald E. Osman (34)

10.206	Promissory Note dated October 21, 2007, between the Company and Pulaski Bank and Trust Company (39)

10.207	Note Purchase Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp (35)

10.208	Note Purchase Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.209	Royalty Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp. (35)

10.210	Royalty Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (35)

10.211	Secured Promissory Note dated October 30, 2007 between the Company and Valens Offshore SPV II, Corp. (35)

10.212	Secured Promissory Note dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC (35)

10.213	Master Security Agreement dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (35)

10.214	Amendment dated as of October 31, 2007 between the Company and Laurus Master Fund, Ltd. (35)

10.215	Note Purchase Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.216	Note Purchase Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC (36)

10.217	Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (36)

10.218	Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (36)

10.219	Secured Promissory Note dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (36)

10.220	Secured Promissory Note dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC (36)

10.221	Master Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.222	Intellectual Property Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (36)

10.223	Guaranty dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (36)

10.224	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (39)

10.225	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (39)

10.226	Side Letter dated December 10, 2007, between the Company, Laurus, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (39)

10.227	Amendment Letter dated December 17, 2007, between the Company and Dennis L. Ryll (39)

10.228	Sublicense Agreement dated January 16, 2008 between the Company and Revimmune, LLC (40)

10.229	Amendment Letter effective January 31, 2008 to Royalty Agreement dated October 31, 2007 between the Company and Valens U.S. SPV I, LLC. (41)

10.230	Amendment Letter effective January 31, 2008 to Royalty Agreement dated October 31, 2007 between the Company and Valens Offshore SPV II, Corp. (41)

10.231	Amendment Letter effective January 31, 2008 to Royalty Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC. (41)

10.232	Amendment Letter effective January 31, 2008 to Royalty Agreement dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (41)

10.233	Amendment and clarification of Accentia Royalty Agreement dated February 5, 2008 between the Company and Accentia Biopharmaceuticals, Inc. (41)

10.234	Conversion Agreement dated February 5, 2008 between the Company and Accentia Biopharmaceuticals, Inc. (41)

10.235	Amendment Letter dated May 30, 2008 between the Company, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (42)

10.236	December 10, 2007 Royalty Agreement Amendment dated May 30, 2008 between the Company and Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., and PSource Structured Debt Limited. (42)

10.237	Reaffirmation and Ratification Agreement dated May 30, 2008 between the Company and its subsidiaries, Revimmune LLC, LV Administrative Services, Inc., Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp. (42)

10.238	Guaranty Side Letter dated May 30, 2008 between Accentia Biopharmaceuticals, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., Valens Offshore SPV II, LLC and PSource Structured Debt Limited. (42)

10.239	Promissory Note dated as of June 30, 2008, between the Company and Pulaski Bank and Trust Company. (43)

10.240	Promissory Note dated as of June 30, 2008, between the Company and Pulaski Bank and Trust Company. (43)

10.241	Amendment Agreement dated July 31, 2008 between the Company and Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource Structured Debt Limited. (43)

10.242	Reaffirmation and Ratification Agreement dated July 31, 2008 between the Company and its subsidiaries, Accentia Biopharmaceuticals, Inc. and Revimmune LLC and LV Administrative Services, Inc., as Agent, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited. (43)

10.243	Form of Securities Purchase Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.244	Form of Registration Rights Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.245	Form of Secured Convertible Debenture among Biovest and each of the purchasers of the Private Placement. (44)

10.246	Form of Security Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.247	Form of Common Stock Purchase Warrant. (44)

10.248	Form of Intellectual Property Security Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement. (44)

10.249	Form of Subordination Agreement between Accentia Biopharmaceuticals, Inc. (“Accentia”) and Senior Lenders of Biovest dated September 19, 2008. (44)

10.250	Form of Subordination Agreement between Accentia Biopharmaceuticals, Inc. (“Accentia”) and the purchasers of the Private Placement dated September 19, 2008. (44)

10.251	Form of Subordination Agreement between the purchasers of the Private Placement and Senior Lenders of the Company dated September 19, 2008. (44)

10.252	Common Stock Warrant from the Company to Ronald E. Osman dated September 26, 2008. (44)

10.253	Common Stock Warrant from the Company t to Ronald E. Osman dated September 26, 2008. (44)

10.254	Common Stock Warrant from the Company t to Francis E. O’Donnell, Jr. dated September 26, 2008. (44)

10.255	Promissory Note dated as of September 30, 2008, between the Company and Pulaski Bank and Trust Company. (45)

10.256	Promissory Note dated as of September 30, 2008, between the Company and Pulaski Bank and Trust Company. (45)

10.257	Common Stock Warrant from the Company to Philip E. Rosensweig dated October 15, 2008. (45)

10.258	Secured Promissory Note between Corps Real, LLC and Biovest dated December 22, 2008 (46)

10.259	Security Agreement between Corps Real, LLC and Biovest dated December 22, 2008 (46)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/(15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/(15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2004
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2000, which was filed on January 16, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, which was filed on May 21, 2001.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2003.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10- QSB for the period ended June 30, 2003, which was filed on August 19, 2003.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 22, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated January 13, 2004.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2003, which was filed on February 19, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, which was filed on May 24, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, which was filed on August 23, 2004.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2004.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, which was filed on January 13, 2006. Signed originals of these written statements required by Section 906 have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2005, which was filed on February 21, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 6, 2006.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, which was filed on May 22, 2006.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 8, 2006.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, which was filed on August 21, 2006.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2006.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2006.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2006.
(27)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, which was filed on December 29, 2006.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2007.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2007.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 19, 2007.
(31)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended March 31, 2007 which was filed on May 15, 2007.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 13, 2007.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2007.
(34)	Incorporated by reference to the Company’s Current Report on Form 10-Q for period ended June 30, 2007 which was filed on August 14, 2007.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2007.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 18, 2007.
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 2, 2007.
(38)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 11, 2007.
(39)	Incorporated by reference to the Company’s Current Report on Form 10-K dated December 28, 2007.
(40)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 22, 2008.
(41)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 6, 2008
(42)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2008
(43)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2008
(44)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2008
(45)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2008
(46)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 23, 2008

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

BIOVEST INTERNATIONAL, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biovest International, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Biovest International, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2009 and 2008 and their consolidated results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $131.0 million and cash used in operating activities of approximately $10.2 million during the two years ended September 30, 2009, and had a working capital deficiency of approximately $54.3 million at September 30, 2009. These factors, among others as discussed in Note 4 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the accompanying consolidated financial statements, on November 10, 2008, Biovest International, Inc. and subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

/s/ CHERRY BEKAERT & HOLLAND L.L.P.

Tampa, Florida

July 7, 2010

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
ASSETS
Current assets:
Cash	$226,000	$539,000
Accounts receivable, net of $8,000 and $10,000 allowance for doubtful accounts at September 30, 2009 and 2008	207,000	281,000
Costs and estimated earnings in excess of billings on uncompleted contracts	251,000	103,000
Inventories	509,000	609,000
Prepaid expenses and other current assets	138,000	243,000

Total current assets	1,331,000	1,775,000

Property and equipment, net	81,000	562,000
Patents and trademarks, net	290,000	320,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	240,000	275,000

Total assets	$4,073,000	$5,063,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Notes payable	$—	$14,358,000
Current maturities of long-term debt	—	9,623,000
Accounts payable	446,000	3,393,000
Customer deposits	159,000	131,000
Accrued liabilities	311,000	1,446,000
Notes payable, related parties	1,664,000	7,880,000

Total current liabilities	2,580,000	36,831,000

Long-term debt, less current maturities	—	62,000
Royalty liability, less current portion	—	5,143,000
Derivative liabilities	—	905,000

Total liabilities not subject to compromise	2,580,000	42,941,000

Liabilities subject to compromise (Note 1)	53,980,000	—

Total liabilities	56,560,000	42,941,000
Non-controlling interests in variable interest entities (Notes 21 and 22)	3,977,000	4,432,000

Commitments and contingencies (Note 2)

Stockholders’ deficit:
Preferred stock, $.01 par, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par, 300,000,000 shares authorized; 97,549,783 and 96,485,477 issued and outstanding at September 30, 2009 and 2008, respectively	975,000	965,000
Additional paid-in capital	74,483,000	73,993,000
Accumulated deficit	(131,922,000)	(117,268,000)

Total stockholders’ deficit	(56,464,000)	(42,310,000)

	$4,073,000	$5,063,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2009	2008
Revenue:
Products	$2,175,000	$3,310,000
Services	1,481,000	1,965,000

Total revenue	3,656,000	5,275,000

Operating costs and expenses:
Cost of revenue:
Products	1,456,000	1,832,000
Services	996,000	1,132,000
Research and development expense	1,060,000	3,514,000
General and administrative expense	2,915,000	5,569,000

Total operating costs and expenses	6,427,000	12,047,000

Loss from operations	(2,771,000)	(6,772,000)

Other income (expense):
Interest expense, net	(6,915,000)	(7,878,000
Loss on extinguishment of debt (Notes 10 and 12)	—	(6,601,000)
Loss on derivative liabilities	(1,040,000)	(272,000)
Other income (expense), net	(138,000)	387,000

	(8,093,000)	(14,364,000)

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(10,864,000)	(21,136,000)

Reorganization items:
Gain on settlement of rejected lease	30,000	—
Professional Fees	(380,000)	—
Provision for indemnity agreements	(3,895,000)	—

	(4,245,000)	—

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(15,109,000)	(21,136,000)

Non-controlling interest in losses from variable interest entities	455,000	496,000

Net loss before income taxes	(14,654,000)	(20,640,000
Income tax expense	—	—

Net loss	$(14,654,000)	$(20,640,000)

Loss per common share:
Basic and diluted	$(0.15)	$(0. 21)

Weighted average shares outstanding:
Basic and diluted	97,502,888	96,068,487

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2009, AND 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at October 1, 2007	95,638,820	$956,000	$62,497,000	$(96,628,000)	$(33,175,000)

Warrants issued with financing transactions	—	—	539,000	—	539,000
Stock issued for payment of accrued expenses	332,218	3,000	157,000	—	160,000
Stock issued for modification of debt	450,000	5,000	453,000	—	458,000
Employee share-based compensation	—	—	1,173,000	—	1,173,000
Director share-based compensation	—	—	305,000	—	305,000
Warrants issued to guarantors in financing transactions	—	—	3,037,000	—	3,037,000
Warrants issued for modification of debt	—	—	156,000	—	156,000
Gain on related-party contract modification	—	—	4,854,000	—	4,854,000
Stock issued in payment of interest on outstanding debt	64,439	1,000	24,000	—	25,000
Beneficial conversion option issued with convertible debt	—	—	408,000	—	408,000
Additional investment rights issued with convertible debt	—	—	390,000	—	390,000
Net loss	—	—	—	(20,640,000)	(20,640,000)

Balances at September 30, 2008	96,485,477	$965,000	$73,993,000	$(117,268,000)	$(42,310,000)

Stock issued for payment of interest on debt	964,306	9,000	233,000	—	242,000
Stock issued for modification of debt	100,000	1,000	31,000	—	32,000
Warrants issued for modification of debt	—	—	62,000	—	62,000
Employee share-based compensation	—	—	164,000	—	164,000
Net loss	—	—	—	(14,654,000)	(14,654,000)

Balances at September 30, 2009	97,549,783	$975,000	$74,483,000	$(131,922,000)	$(56,464,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,654,000)	$(20,640,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	145,000	543,000
Amortization	23,000	—
Issuance of common stock, options and warrants for services	—	95,000
Employee share-based compensation	164,000	1,478,000
Loss on extinguishment of debt	—	6,601,000
Amortization of discounts on notes payable	1,472,000	1,150,000
Amortization of deferred loan costs	36,000	415,000
Charge for warrants issued for guarantees of debt	—	3,037,000
Loss on disposal of property and equipment	335,000	156,000
Non-controlling interest in loss of variable interest entities	(455,000)	(496,000)
Gain on settlement of accrued expenses	(63,000)	(439,000)
Loss on derivative liabilities	1,040,000	272,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	75,000	59,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(148,000)	(46,000)
Inventories	100,000	123,000
Prepaid expenses and other current assets	61,000	49,000
Other assets	—	389,000
Accounts payable and accrued liabilities	5,864,000	(464,000)
Customer deposits	29,000	(507,000)
Billing in excess of costs and estimated earnings on uncompleted contracts	—	(75,000)

Net cash flows from operating activities before reorganization items	(5,976,000)	(8,300,000)

Reorganization items:
Cash paid for settlement of administrative claim	14,000	—
Gain on settlement of rejected lease	(44,000)	—
Provision for indemnity agreements	3,895,000	—
Increase in accrued professional fees	182,000	—

Net change in cash flows from reorganization items	4,047,000	—

Net cash flows from operating activities	(1,929,000)	(8,300,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(46,000)
Proceeds from sale of property and equipment	—	69,000
Deposit of restricted cash	—	(3,344,000)
Release of restricted cash	—	3,344,000

Net cash flows from investing activities	—	23,000

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(89,000)	(4,218,000)
Advances from related party	1,770,000	3,641,000
Proceeds from notes payable and long-term debt	—	9,695,000
Payment of deferred financing costs	(65,000)	(426,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued

	For the Years ended September 30,
	2009	2008
Net cash flows from financing activities	1,616,000	8,692,000

Net change in cash	(313,000)	415,000
Cash at beginning of period	539,000	124,000
Cash at end of period	$226,000	$539,000

Supplemental cash flow information
Non-cash financing and investing transactions:
Stock issued for payment of accrued expenses and interest	$240,000	$160,000
Stock issued for modification of debt	25,000	458,000
Issuance of warrants	62,000	1,577,000
Cash paid for interest during the year	$163,000	$1,860,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

To support Biovest’s planned commercialization of BiovaxID, Biovest developed an automated cell culture instrument called AutovaxID™. The Company believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. Biovest is under contract with the U.S. Department of Defense to further develop the AutovaxID and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

As of September 30, 2009, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

2. Chapter 11 bankruptcy:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, the Chapter 11 proceedings are intended to provide an opportunity for the Company to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. The Company believes the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, Biovest expects to continue operations without interruption, while striving to maximize long-term shareholder value.

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the petition date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the petition date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 proceedings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 15, Liabilities Subject to Compromise.

3. Significant accounting policies

Principles of Consolidation:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

The 2009 and 2008 consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 21 and 22). All significant inter-company balances and transactions have been eliminated.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

3. Significant accounting policies (cont’d)

Voluntary Petition in Bankruptcy:

On November 10, 2008, the Debtors filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court. During the pendency of the Chapter 11 proceedings, the Debtors will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

ASC Topic 852 - Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest became subject to ASC Topic 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The Company determined no impairment existed as of September 30, 2009.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

3. Significant accounting policies (cont’d)

Financial instruments:

Financial instruments, as defined in ASC 825 – Financial Instruments, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, royalty liabilities, and derivative financial instruments.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2009 and 2008.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

3. Significant accounting policies (cont’d)

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, consulting and professional fees, equipment rental and maintenance, lab supplies, and certain other indirect cost allocations that are directly related to research and development activities. In the fiscal years ended September 30, 2009 and 2008 the Company incurred total research and development expenses of approximately $1.1 million, and $3.5 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying consolidated statements of operations.

Stock-based compensation:

Effective October 1, 2005, the Company has adopted the accounting provisions of ASC Topic 718 – Stock Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

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

The common stock equivalents and common shares indexed to convertible debt securities that are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive are as follows:

	Years ended September 30,
	2009	2008
Options and Warrants to purchase common stock	45,011,712	40,692,201
Convertible Debt Instruments	47,268,348	42,396,315
Contractually obligated stock issuance	—	937,500

	92,280,060	84,026,016

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

3. Significant accounting policies (cont’d)

Recent Accounting Pronouncements:

In December 2007, the FASB issued new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value as well as requiring acquisition-related costs to be recognized separately from the acquisition and expensed as incurred. In addition, this new pronouncement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill. This new guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will apply this pronouncement to any of its business combinations occurring after October 1, 2009. Earlier adoption is prohibited. This pronouncement did not affect the Company’s consolidated financial statements, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, the Company will adopt this new pronouncement as of October 1, 2009. The adoption will result in a decrease of $16.3 million to the opening balance of stockholders’ equity on the Company’s fiscal year 2010 consolidated statement of financial condition; however, the Company does not expect the adoption of this pronouncement to have a material effect on its results of operations or cash flows.

In March 2008, the FASB issued new guidance regarding disclosures about derivative instruments and hedging activities. This new guidance required expanded disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting for such instruments, and how the instrument affects the entity’s financial position and performance as well as cash flows. This new pronouncement also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures. The Company has adopted this new pronouncement during fiscal year 2009. See Note 14 of the Notes to Consolidated Financial Statements for the application of this pronouncement.

In May 2008, the FASB issued new guidance requiring issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. Currently, the convertible debt the Company has issued does not fall within the scope of the new pronouncement and thus the Company does not expect its adoption will have any impact on its consolidated financial statements.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entities own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively.

In May 2009, the FASB issued new guidance to be used in the evaluation of trends and transactions that may occur and result in recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued. Provisions within this new guidance address the circumstances under which such events or transactions which occur subsequent to the reporting period-end must be recognized in the financial statements. The Company has adopted this new guidance during fiscal year 2009 and it did not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former qualified special purpose entities’ for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether the Company is the primary beneficiary of any variable interest entities which the

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Company is a party to. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this new guidance will have on its consolidated financial statements.

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

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

4. Liquidity and management’s plans

During the year ended September 30, 2009, the Company incurred a net loss of $14.7 million. At September 30, 2009, the Company had an accumulated deficit of approximately $132 million and working capital deficit of approximately $55.2 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Middle District of Florida on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

Advances to the Company by Accentia:

During the year ended September 30, 2009, the Company borrowed an additional $0.8 million to increase the total balance due to Accentia to approximately $12.6 million. The advances by Accentia as of September 30, 2009 consisted of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $2.0 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event that the Company offer its stock at prices below the Conversion Price. In September 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. As a result of the Company’s filing of Chapter 11 on November 10, 2008, collection of pre-petition amounts due under these notes (approximately $12.3 million) has been stayed and the Conversion Option may not be enforced.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

4. Liquidity and management’s plans (cont’d)

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

On October 29, 2008, and effective as of October 15, 2008, the Company closed an additional agreement with one additional investor related to a private placement of its 15% Secured Convertible Debentures. The Company sold $0.3 million in principal amount of its Debentures to the investor.

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

Debtor-in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, an Illinois limited liability company, who’s principal owners are directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Court”). As of September 30, 2009, the DIP Lender has advanced $1.25 million to the Company.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

4. Liquidity and management’s plans (cont’d)

Termination of Leases:

On December 8, 2008, the Company through its Chapter 11 proceedings rejected its lease in Worcester, Massachusetts.

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

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2009 is adequate. However, actual write-offs might exceed the recorded allowance.

Two customers accounted for 28% of revenues for fiscal 2009 while one customer accounted for 28% of revenues for fiscal 2008. Two customers accounted for 71% and 38% of trade accounts receivable as of September 30, 2009 and 2008 respectively. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 28%, and 39% of revenues for fiscal years 2009 and 2008 respectively. Sales to customers in the United Kingdom accounted for 17% and 28% of total revenue for the last two fiscal years.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

6. Inventories

Inventories consist of the following:

	September 30,
	2009	2008
Finished goods	$147,000	$172,000
Work-in-process	8,000	67,000
Raw materials	354,000	370,000

	$509,000	$609,000

7. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,
	2009	2008
Costs incurred on uncompleted contracts	$561,000	$583,000
Estimated earnings	931,000	1,039,000

	1,492,000	1,622,000
Less billings to date	(1,241,000)	(1,519,000)

	$251,000	$103,000

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30,
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$251,000	$103,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—

	$251,000	$103,000

8. Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,
	2009	2008
Furniture and fixtures	$73,000	$73,000
Leasehold improvements	70,000	813,000
Machinery and equipment	1,212,000	1,212,000

	1,355,000	2,098,000
Less accumulated depreciation and amortization	(1,274,000)	(1,536,000)

	$81,000	$562,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

9. Patents and Trademarks

Patents and trademarks consist of the following:

	September 30,
	2009	2008
Patents	$12,000	$12,000
Trademarks	579,000	579,000

	591,000	591,000
Accumulated amortization	(301,000)	(271,000)

	$290,000	$320,000

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2010	$30,000
2011	30,000
2012	30,000
2013	30,000
2014	30,000
thereafter	140,000

$290,000

10. Notes payable

As a result of the Chapter 11 filings on November 10, 2008, the notes outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. All the notes listed in the table below remain outstanding as of September 30, 2009 and have been classified as ‘Liabilities subject to compromise’ in the Company’s consolidated balance sheet as of September 30, 2009. See Note 1 for further details.

Notes payable consist of the following:

	September 30, 2009	September 30, 2008
Pulaski Bank, $1,000,000 face value, prime rate, note payable	$—	$600,000
Pulaski Bank, $750,000 face value, prime rate, note payable	—	450,000
Southwest Bank, $200,000 face value, prime rate plus 1.0%, note payable	—	200,000
Valens Offshore SPV II, Corp, $3,600,000 face value, 30% note payable	—	4,680,000
Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable	—	6,370,000
Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity*	—	624,000
Other	—	22,000
Accrued interest and fees		1,412,000

	$—	$14,358,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

10. Notes payable (cont’d)

*On September 10, 2007, the Company issued a promissory note to a private third-party to the Company in the amount of $0.3 million. The note initially bore no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of the note all principal was originally due on September 9, 2008. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. Under the terms of the note, the Company issued 947,867 shares of the Company’s common stock to the note holder on October 15, 2008 (representing a fair value of $0.3 million) in addition to the $0.3 million in principal due under the note. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

On September 9, 2008, the note was modified to extend the maturity date to the October 15, 2008. In consideration for this extension, the note holder was issued warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants expire five years from issue date.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

On October 15, 2008 the note holder elected to exchange this note for a secured debenture in the gross amount of $0.3 million which accrues interest at 15% per annum, payable monthly, in cash, or at the Company’s option, in shares of the Company’s common stock. The debenture is secured by all assets of the Company and is subordinate to the notes outstanding to Laurus, the Valens Funds, and the Accentia promissory demand notes discussed in Note 12. Commencing March 31, 2009, monthly amortizing principal payments were to be paid in cash, or at the Company’s election and subject to certain restrictions, in shares of the Company’s common stock at a conversion price which is the lesser of: a) $0.32 per share or; b) 90% of the volume-weighted average price of the Company’s common stock for the 20 trading days prior to payment date. The maturity date of the debenture is March 31, 2010. Any principal outstanding prior to maturity date may be converted, at holder’s election, into shares of the Company’s common stock at a conversion price of $0.32 per share. The debenture also has an optional redemption feature whereby the Company, subject to certain restrictions, may elect to redeem part or all of outstanding principal for the Company’s common stock. The debenture holder received 468,750 warrants to purchase the Company’s common stock at $0.40 per share. The warrants expire five years from issuance. Due to the Company’s Chapter 11 filing on November 10, 2008, no payments or conversions were made under this note. All future payment and conversion provisions under this note have been stayed.

Components of the newly issued secured convertible debenture met the definition of derivative financial instruments and required bifurcation under ASC Topic 815 – Derivatives and Hedging. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting derivative liabilities are further discussed in Note 1. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method.

Laurus and the Valens Funds:

On December 10, 2007, the Company closed two financing transactions with the Valens Funds, both affiliated with Laurus, the Company’s senior lender) pursuant to which the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $8.5 million and entered into royalty agreements whereby the Valens Funds have been granted 7.0% royalty interests in the worldwide net commercial sales of the Company’s biologic products. Proceeds from the transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and were released for the Company’s use based upon an agreed schedule. The net proceeds were used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial BiovaxID, and for general working capital. Effective as of May 30, 2008, the Company entered into an agreement with the Valens Funds whereby the Valens Funds agreed to extend the maturity date of the secured promissory notes from the from their initial maturity date of June 10, 2008 to October 31, 2008. In consideration for the extension, the Company entered into an amendment to the December 2007 Royalty Agreement with Valens Offshore (the “Royalty Amendment”) whereby the total royalty percentage due to the Valens Funds was increased from 7.0% to 13.5%.

On July 31, 2008 the Company again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007 and; 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. As a result of this modification, the Company is required to pay an additional $4.4 million fee on the notes, payable at maturity. Due to the Company’s Chapter 11 filing on November 10, 2008, payments under this note have been stayed.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

10. Notes payable (cont’d)

Laurus and the Valens Funds (cont’d):

The Company applied the provisions of ASC Topic 470-50 – Debt Modifications and Extinguishments to the modifications of the Laurus and Valens Funds notes. ASC 470-50 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. The guidance states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. The Company reached the conclusion that consideration paid for the extension of maturity on the notes constituted a substantial modification of terms and thus treated a portion of the consideration paid as an extinguishment of debt. The Company incurred a $6.0 million loss on extinguishment of debt as a result of these transactions which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2008.

Pulaski Bank:

On January 16, 2007, the Company closed an amended and restated loan transaction with Pulaski Bank, which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski Bank agreed to loan $1 million to the Company pursuant to an unsecured Promissory Note. The Company also closed on a second loan transaction with Pulaski on March 22, 2007, pursuant to which Pulaski Bank agreed to loan an additional $0.75 million to the Company pursuant to an unsecured Promissory Note.

Both notes, through a series of modification agreements have had their maturity dates extended to March 31, 2009. The notes can be prepaid by the Company at any time without penalty, bear interest at the prime rate (5.0% per annum at September 30, 2008) and are an unsecured obligation of the Company, subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The Company has issued to Pulaski Bank 0.55 million shares of the Company’s common stock as well as warrants to purchase an additional 354,167 shares of the Company’s common stock at $1.10 per share in connection with the origination and modifications of these notes. Actions to compel payment under these notes have been stayed as a result of the Company’s Chapter 11 filing. These notes remain outstanding at September 30, 2009.

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

The Company applied the provisions of ASC 470-50 to the modifications of both Pulaski notes using the same procedures as described above under the Laurus and Valens modifications. The Company incurred a $384,000 loss on extinguishment of debt as a result of the Pulaski modifications which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2008.

Southwest Bank:

On June 26, 2007, the Company closed a loan transaction with Southwest Bank. Southwest Bank loaned $0.2 million to the Company pursuant to an unsecured Promissory Note which matured on December 26, 2008. The note bears interest at the prime rate plus 1.0%, requiring monthly payments of interest only. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. The note is guaranteed by an officer of Accentia, the majority stockholder of the Company. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender. Actions to compel payment under this note have been stayed as a result of the Company’s Chapter 11 filing. These notes remain outstanding and have been reported in liabilities subject to compromise in the Company’s balance sheet at September 30, 2009.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

10. Notes payable (cont’d)

Southwest Bank (cont’d):

In conjunction with the issuance of this note payable the Company issued to the guarantor warrants to purchase 109,090 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $0.32 per share (the “Warrants”). The Warrants will expire on June 25, 2012. The Company has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Southwest Bank. In the event of default, resulting in a payment to Southwest Bank by the guarantors, the Company has agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10.

11. Long-term debt

As a result of the Chapter 11 filings on November 10, 2008, the long term debt outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009. See Note 1 for further details.

Long-term debt consists of the following:

	September 30,
	2009	2008
Laurus Master Fund, $7,799,000 face value, 30% interest non-amortizing note payable	$—	$6,768,000
Valens Offshore SPV II, Corp, $255,000 face value, 30% interest non-amortizing note payable	—	291,000
Valens U.S. SPV I, LLC, $245,000 face value, 30% interest non-amortizing note payable	—	280,000
Valens U.S. SPV I, LLC, $650,000 face value, 15% secured convertible debenture	—	62,000
Notes payable, interest at 10%; convertible into common stock at $1.00 per share	—	35,000
Other	—	87,000
Accrued interest and fees		2,162,000

	—	9,685,000
Less: current maturities	—	(9,623,000)

	$—	$62,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Amendments to Laurus Loan:

Pursuant to the original terms of the $7.799 million secured promissory note issued to Laurus, the Company was required to make certain principal and interest payments commencing in calendar 2007. The Company did not commence making such payments when originally due and reached an understanding that such payments would not commence while the Company sought additional financing. This understanding was formalized in three letter agreements dated March 19, 2007, October 31, 2007, and July 31, 2008. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreements rescheduled future payments due from the Company to Laurus under the Note. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007, as well as a cash payment of $3.458 million due July 31, 2009. Additionally, the interest rate on the notes was increased from an initial rate of prime plus 2.0% to 30% per annum (10% payable monthly and the remaining 20% payable at maturity). Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty having been paid on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term (Note 13). In addition, upon satisfaction of certain conditions of the Letter Agreements, Laurus consented to the Company seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million. As a result of the Company’s Chapter 11 filing on November 10, 2008, payment provisions under this note as well as the royalty agreement have been stayed.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

11. Long-term debt (cont’d)

Amendments to Laurus Loan (cont’d):

The Company applied the provisions of ASC 470-50 to the amendments. The guidance provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. The Company reached the conclusion that the modification of terms of the $7.799 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the amendments constitutes a substantial modification of terms and thus treated the amendments as an extinguishment of debt. The Company incurred a $2.0 million loss on extinguishment of debt for the year ended September 30, 2008 (included in other income (expense) in the accompanying consolidated statement of operations) and a $9.7 million loss on extinguishment of debt for the year ended September 30, 2007 as a result of these modifications.

On October 30, 2007, the Company completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively the “Valens Funds”), both of which are affiliated companies of Laurus Master Fund, Ltd. Pursuant to this transaction, the Valens Funds purchased from the Company two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net sales and license revenues from commercial sales of the Company’s biologic products. The original notes were non-amortizing, accrued interest at prime plus 2% (with a 9% minimum) and were payable in a single payment of principal and accrued interest on March 31, 2009. On July 31, 2008 the Company modified the terms of these notes, extending the maturity date to July 31, 2009. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% payable at maturity. As a result of this modification, the Company is required to pay an additional $0.2 million fee on the notes, payable at maturity. As a result of the Company’s Chapter 11 filing on November 10, 2008, payment provisions under these notes as well as the royalty agreement have been stayed.

15% Secured Convertible Debenture

On September 22, 2008, the Company issued to Valens U.S. SPV I, LLC a secured convertible debenture in the principal amount of $0.65 million. The debentures accrue interest at 15% per annum, payable monthly, in cash, or at the Company’s option, in shares of the Company’s common stock. The debentures are secured by all assets of the Company and are subordinate to the notes outstanding to Laurus and the Valens Funds. Commencing March 31, 2009, monthly amortizing principal payments were due in cash, or at the Company’s election and subject to certain restrictions, in shares of the Company’s common stock at a conversion price which is the lesser of: a) $0.32 per share or; b) 90% of the volume-weighted average price of the Company’s common stock for the 20 trading days prior to payment date. The maturity date of the debentures is March 31, 2010. Any principal outstanding prior to maturity date may be converted, at holder’s election, into shares of the Company’s common stock at a conversion price of $0.32 per share. The debentures also have an optional redemption feature whereby the Company, subject to certain restrictions, may elect to redeem part or all of outstanding principal for the Company’s common stock. The debenture holder received 1,015,625 warrants to purchase the Company’s common stock at $0.40 per share. The warrants expire five years from issuance. Actions to compel payment under these notes have been stayed as a result of the Company’s Chapter 11 filing. These notes remain outstanding at September 30, 2009.

Management concluded the secured convertible debenture met the definition of a derivative financial instrument and required bifurcation under ASC 815. The resulting derivative liability is further discussed in Note 1. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debenture using the effective interest method.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

12. Related party transactions

Notes payable, related party consists of the following:

	September 30,
	2009	2008
Accentia promissory demand notes – prime rate	$332,000	$10,130,000
Secured convertible debenture – 15%	—	500,000
Unsecured convertible promissory note – 10%	—	1,000,000
Unsecured promissory note – prime plus 2%	—	46,000
Debtor-in-possession note – 16%	1,250,000	—
Accrued interest	82,000	1,729,000

	1,664,000	13,405,000
Less unamortized discounts	—	(5,525,000)

	$1,664,000	$7,880,000

Accentia promissory demand notes:

Notes payable, related parties includes amounts advanced under three secured promissory demand notes issued to Accentia, bearing interest at the prime rate. On February 5, 2008 the terms of these notes were modified to allow Accentia the option to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share subject to adjustment in the event of certain recapitalizations or in the event of the sale of the Company’s stock at prices below the conversion price. On September 22, 2008, as provided for under the adjustment provisions of the conversion option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

Management concluded that the February 5th modification added a substantive conversion option to these notes and thus applied debt extinguishment accounting to the transaction resulting in a $4.9 million gain on modification, recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet as of September 30, 2009. The new debt instrument was recorded at a discount to the carrying value of the notes prior to modification and will be amortized over the expected repayment term of the notes, a three year period.

The balance due under these notes was $12.0 million, including accrued interest, as of November 10, 2008, the date of the Company’s voluntary petition for Chapter 11 protection. This balance has been reclassified to liabilities subject to compromise on the Company’s condensed consolidated balance sheet as of September 30, 2009 (Note 1). Since filing for Chapter 11, the Company has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf as well as through the allocation of inter-company expenses for shared resources. Additionally, the Company has continued to accrue interest at prime on the outstanding principal due under the note.

Secured Convertible Debenture:

On September 11, 2007, the Company issued two unsecured promissory notes to two directors of the Company in the aggregate amount of $0.2 million. The loans initially bore interest at prime plus 2.0% and are matured on September 10, 2008. On September 26, 2008, the loans were converted into the terms of the 15% secured convertible debenture as discussed below. The Company issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with the initial issuance of these loans in September 2007. In accordance with ASC 470 – Debt, proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. Interest expense of approximately $90,000 and $4,000 was incurred on these notes during the years ended September 30, 2009 and 2008 respectively.

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $0.3 million. This loan originally bore interest at prime plus 2.0% and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. On September 26, 2008 this note was converted into the terms of the 15% secured convertible debenture as discussed below.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

12. Related party transactions (cont’d)

Secured Convertible Debenture (cont’d):

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

On October 29, 2008, and effective as of October 15, 2008, the Company closed an additional agreement with one additional investor related to a private placement of its 15% Secured Convertible Debentures. The Company sold $0.3 million in principal amount of its Debentures to the investor.

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

Actions to compel payment under these notes have been stayed as a result of the Company’s Chapter 11 filing. These notes remain outstanding at September 30, 2009.Future payment provisions under this note have been stayed and accordingly, the entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s consolidated balance sheet as of September 30, 2009 (Note 1).

Management concluded that the September 26th modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on the Company’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures met the definition of derivative financial instruments and required bifurcation under ASC 815. The resulting derivative liabilities are further discussed in Note 1. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

12. Related party transactions (cont’d)

Unsecured Promissory Note:

On September 26, 2007, the Company issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0%, is payable October 1, 2009, and is subordinated to the Company’s outstanding loan to Laurus. The Company issued five-year warrants to purchase 25,099 shares of the Company’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. As a result of the Company’s Chapter 11 filing on November 10, 2008, payment provisions under this note have been stayed and accordingly, the entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s consolidated balance sheet as of September 30, 2009 (Note 1).

Unsecured Convertible Promissory Note:

On May 9, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to the Company of at least $15.0 million. Interest only was payable monthly and may be paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of the Company, at a conversion price equal to $0.50 per share. As part of this transaction the

Company issued to the lender a warrant to purchase up to 2.0 million shares of the Company’s common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, the Company entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. Prior to the Company’s Chapter 11 filing on November 10, 2008, 33,974 shares of the Company’s common stock were issued to the note holder in satisfaction of interest due. Actions to compel payment under these notes have been stayed as a result of the Company’s Chapter 11 filing , and accordingly, the outstanding balance on these notes has been reclassified to “Liabilities subject to compromise” on the Company’s consolidated balance sheet as of September 30, 2009 (Note 1).

Under applicable accounting guidance the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million met the requirements equity classification. As such, the additional loan option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method.

On June 12, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by the Company to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, the Company repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 400,000 shares of the Company’s common stock for a period of seven years at an exercise price of $0.50 per share, with cashless exercise provisions

Similar to the May 9th financing above, the value of the warrants ($81,000) and beneficial conversion feature ($49,000) granted with this debt were required to be recorded as a discount to the face value of the note with an offsetting increase to additional paid-in capital. As the note was repaid on June 25, 2008, the full discount amount of $130,000 has been amortized to interest expense in the accompanying condensed consolidated statement of operations for the year ended September 30, 2008.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

12. Related party transactions (cont’d)

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owner is a director of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of September 30, 2009, the DIP Lender had advanced $1.25 million to the Company.

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

Warrants issued to related parties

In connection with the issuance of certain notes payable, the Company issued warrants to certain officers and directors of the Company to guaranty these notes. For the year ended September 30, 2008, the Company issued warrants to purchase an aggregate total of 2,102,460 shares of the Company’s common stock at an exercise price of $0.32 per share to these guarantors for their continuing guarantee of the Company’s outstanding debt. These warrants will expire in 2013.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008 the Company filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court (Note 2). While the Company remains a debtor-in-possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of September 30, 2009.

14. Derivative liabilities

As a result of the Company’s Chapter 11 proceedings, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009. See Note 1 for further details.

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of September 30, 2009 and 2008. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	September 30, 2009		September 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	none	$—	none	$—

Derivatives not designated as hedging instruments

Biovax Investment, LLC investor put option (Note 2)	Liabilities subject to compromise	$122,000	Derivative liabilities	$109,000

AutovaxID Investment, LLC investor put option (Note 2)	Liabilities subject to compromise	75,000	Derivative liabilities	67,000

Derivatives resulting from issuance of Secured Convertible Debenture	Liabilities subject to compromise	1,883,000	Derivative liabilities	729,000

Total derivatives not designated as hedging instruments		$2,080,000		$905,000

Total derivatives		$2,080,000		$905,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

14. Derivative liabilities (cont’d)

Secured Convertible Debenture:

In September, 2008, the Company issued to Valens U.S. SPV I, LLC, as well as to two other affiliates, secured convertible debentures in the principal amount of $1.15 million. The debentures issued embodied terms and features which met the definition of derivative financial instruments under ASC 815. The components of the derivative consist of an embedded conversion option, anti-dilution protection, monthly redemption features, detachable warrants as well as default and non-delivery puts. These derivative features were not afforded the exemption available to derivatives indexed to a company’s own stock and accordingly have been bifurcated from the host instrument and classified as a liability recorded at fair value.

15. Liabilities subject to compromise

As a result of the Company’s Chapter 11 proceedings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Although actions to enforce or otherwise effect payment of prepetition liabilities are stayed, at hearings held in November 2008, the Court granted approval of the Debtors’ “first day” motions, generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 8, 2009, the Court entered an order establishing June 1, 2009 as the bar date (the “Bar Date”). The Bar Date is the date by which claims against the Debtors arising prior to the Debtors’ Chapter 11 filings must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. On April 8, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the Bar Date and the required procedures with respect to the filing of proofs of claim. As part of the reorganization case, claims timely filed by the Bar Date will ultimately be reconciled against the amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended). To the extent that the Debtors object to any filed claims, the Bankruptcy Court will make the final determination as to the amount, nature, and validity of such claims. Moreover, the treatment of allowed claims against the Debtors will be determined pursuant to the terms of a Chapter 11 plan of reorganization approved by the Bankruptcy Court. Accordingly, the ultimate amount and treatment of such liabilities has not yet been determined.

Applicable accounting guidance requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with ASC 852. The Company recorded contractual interest expense on all of its outstanding debt for the year ended September 30, 2009 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Bankruptcy Court at a future date.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

15. Liabilities subject to compromise (cont’d)

Liabilities subject to compromise consist of the following:

September 30, 2009
Secured promissory notes payable to Laurus and its affiliates, the Valens Funds (Notes 10 and 11)	$14,681,000
Secured promissory demand notes payable to Accentia (Note 12)	10,279,000
Secured convertible debentures – 15% (Notes 11 and 12)	1,450,000
Unsecured promissory notes payable to Pulaski Bank (Note 10)*	1,000,000
Unsecured promissory note payable to Southwest Bank (Note 10)*	200,000
Unsecured convertible promissory note – 10% (Note 12)	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation (Note 13)	7,500,000
Accounts payable	3,817,000
Derivative liabilities (Note 1)	2,080,000
Provision for indemnity agreements*	3,895,000
Provision for rejected lease**	—
Other	1,120,000
Accrued interest and fees	11,978,000

59,000,000
Less: unamortized discounts	(5,020,000)

$53,980,000

*	The notes, issued to Pulaski Bank and Southwest Bank are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by the Company resulting in a payment to the lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. In December 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for approximately 7.6 million shares of Biovest common stock having a fair value of $3.9 million as of September 30, 2009.
**	In an effort to decrease operating expenses, the Company through its Chapter 11 proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. The Company initially recorded a provision of $600k to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. On July 17, 2009, the Company, through an approved order by the bankruptcy court, settled this claim for a one-time payment of $14k issued on September 15, 2009.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

16. Stockholders’ equity

Preferred stock:

The Company has authorized 50.0 million shares of preferred stock. As of the fiscal years ended September 30, 2009 and 2008, no preferred shares were issued or outstanding.

Common stock:

The Company has authorized 300.0 million shares of common stock. For the year ended September 30, 2009, the Company issued the following:

•	964,306 restricted shares of common stock in payment of interest accrued on debt outstanding.

•	100,000 restricted shares of common stock to Pulaski Bank and Trust as consideration for extending the maturity date on the Company’s debt obligations.

For the year ended September 30, 2008, the Company issued the following:

•	332,218 restricted shares of common stock in satisfaction of certain current and past due professional fees in the approximate amount of $420,000.

•	450,000 restricted shares of common stock to Pulaski Bank and Trust as consideration for extending the maturity date on the Company’s debt obligations.

•	64,439 restricted shares of common stock to a director of the Company in payment for interest accrued on convertible notes outstanding.

17. Common stock options and warrants

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

17. Common stock options and warrants (cont’d)

Stock Option Plan (cont’d):

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

17. Common stock options and warrants (cont’d)

Stock Option Plans (cont’d):

Stock option activity for the years ended September 30, 2009 and 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2007	8,747,538	0.74	7.18	0.30	—
Exercisable at September 30, 2007	7,290,795	0.75	6.90	0.27	—

Granted	2,339,000	0.62
Exercised	—	—
Cancelled	(1,614,742)	0.67

Outstanding at September 30, 2008	9,471,796	0.72	6.77	0.32	—
Exercisable at September 30, 2008	9,113,462	$0.72	6.72	0.32	—

Granted (1)	6,340,000	0.06
Exercised	—	—
Cancelled	(2,874,239)	0.62

Outstanding at September 30, 2009	12,937,557	0.42	6.86	0.18	$2,853,000
Exercisable at September 30, 2009	6,610,890	$0.76	5.42	0.31	$21,000
(1)	The options are restricted for exercise until confirmation of our bankruptcy plan.

The following assumptions were used to determine the fair value of the stock option grants:

Years Ending September 30,
	2009	2008
Expected volatility	81% - 118%	80% - 160%
Expected life	5.5 to 5.6 years	5 to 7 years
Risk-free interest rates	2.01% - 2.18%	2.57% - 4.53%
Dividend yields	none	none

The following tables summarize information for options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price
$ 0.01-1.00	11,273,957	8.69	$0.30	4,947,290	6.53	$0.60
1.01-2.00	1,653,600	3.82	1.21	1,653,600	3.82	1.21
2.01-3.00	10,000	1.92	3.00	10,000	1.92	3.00

	12,937,557	6.86	0. 42	6,610,890	5.42	0.76

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

17. Common stock options and warrants (cont’d)

Stock Option Plans (cont’d):

The Company recognized $0.2 million and $1.5 million in total employee stock-based compensation expense for the years ended September 30, 2009 and 2008 respectively. A summary of the status of the Company’s non-vested employee stock options as of September 30, 2009, and changes during the two years then ended is presented below:

Non-vested Options	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at September 30, 2007	1,456,743	0.42
Granted	30,000	0.44
Vested	(963,512)	0.45
Cancelled	(164,897)	0.54

Non-vested at September 30, 2008	358,334	$0.31
Granted	6,340,000	0.04
Vested	(23,333)	0.23
Cancelled	(348,334)	0.29

Non-vested at September 30, 2009	6,326,667	$0.04

As of September 30, 2009, there was $105,000 of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately one year.

Common Stock Warrants:

Stock warrants issued, exercised and outstanding at September 30, 2009 and 2008 are summarized as follows:

	Weighted Ave
Warrants	Shares	Exercise Price
Outstanding at September 30, 2007	21,693,701	0.43
Exercisable at September 30, 2007	20,493,701	0.38

Issued	9,676,704	0.61
Exercised	—	—
Cancelled	(150,000)	0.75

Outstanding at September 30, 2008	31,220,405	0.35
Exercisable at September 30, 2008	30,020,405	0.31

Issued	843,750	0.25
Exercised	—	—
Cancelled	—	—

Outstanding at September 30, 2009	32,064,155	0.35
Exercisable at September 30, 2009	31,164,155	0.32

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

18. Segment information

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

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Reorganization value in excess of amounts allocated to identifiable assets was $2.1 million for the years ended September 30, 2009 and 2008 and has not been allocated to the segments listed below. Segment information is as follows:

	Year ended September 30, 2009
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$2,175,000	$—	$2,175,000
Services	1,481,000	—	—	1,481,000

Total Revenues	1,481,000	2,175,000	—	3,656,000

Costs and Expenses:
Cost of revenue	(1,456,000)	(996,000)	—	(2,452,000)
Research and development	—	—	(1,060,000)	(1,060,000)

Operating income/(loss) including segment identifiable expenses	$25,000	$1,179,000	$(1,060,000)	144,000

General and administrative expense				(2,915,000)
Other income/(expense), net				(12,338,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(15,109,000)
Non-controlling interest in losses from variable interest entities				455,000

Net loss before income taxes				(14,654,000)
Income taxes				—

Net loss				$(14,654,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

18. Segment information (cont’d)

	Year ended September 30, 2008
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$3,310,000	$—	$3,310,000
Services	1,965,000	—	—	1,965,000

Total Revenues	1,965,000	3,310,000	—	5,275,000

Costs and Expenses:
Cost of revenue	(1,132,000)	(1,832,000)	—	(2,964,000)
Research and development	—	—	(3,514,000)	(3,514,000)

Operating income/(loss) including segment identifiable expenses	$833,000	$1,478,000	$(3,514,000)	(1,203,000)

General and administrative expense				(5,569,000)
Other income/(expense), net				(14,364,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(21,136,000)
Non-controlling interest in losses from variable interest entities				496,000

Net loss before income taxes				(20,640,000)
Income taxes				—

Net loss				$(20,640,000)

19. Income taxes

The significant income components of the Company’s net deferred total are as follows:

	Year Ending September 30,
	2009	2008
Interest due to tax affiliated group	$893,000	$821,000
Loss on restructure of related party agreement	2,519,000	2,519,000
Related party financing cost	468,000	468,000
Loss on modification of debt	2,652,000	2,652,000
Loss on impairment	1,433,000	1,433,000
Basis difference in fixed assets	931,000	899,000
Stock option compensation	448,000	442,000
Net operating loss carryover	28,910,000	23,295,000
Other	484,000	704,000

Total deferred tax asset	38,738,000	33,233,000

Less: valuation allowance	(38,738,000)	(33,233,000)

Net deferred tax asset	$—	$—

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

19. Income taxes (cont’d)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ending September 30,
	2009	2008
Deferred tax
Deferred	$(1,631,000)	$(7,600,000)
Increase in valuation allowance	1,631,000	7,600,000

Total provision (benefit) for income taxes	$—	$—

ASC 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets.

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

The Company has a federal net operating loss of approximately $76.0 million as of September 30, 2009 (expiring 2021). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOL”) and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also be subject to restriction.

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year Ending September 30,
	2009	2008
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Effect of valuation allowance	38%	38%

Net actual effective rate	—%	—%

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

20. Employee benefit plan

The Accentia 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004 as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the Employee Benefit Plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal years ended September 30, 2009 and 2008, the Company made no employer contributions to the Employee Benefit Plan.

21. New Market Tax Credit transactions

April 2006 NMTC Transaction3:

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

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

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

[3]

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

21. New Market Tax Credit transactions (cont’d)

April 2006 NMTC Transaction (cont’d):

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

21. New Market Tax Credit transactions (cont’d)

April 2006 NMTC Transaction (cont’d):

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

21. New Market Tax Credit transactions (cont’d)

April 2006 NMTC Transaction (cont’d):

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

21. New Market Tax Credit transactions (cont’d)

December 2006 NMTC Transaction4:

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

[4]

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

21. New Market Tax Credit transactions (cont’d)

December 2006 NMTC Transaction (cont’d):

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

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBancorp and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBancorp the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, USBancorp, AutovaxID and the Company.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

21. New Market Tax Credit transactions (cont’d)

December 2006 NMTC Transaction (cont’d):

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

21. New Market Tax Credit transactions (cont’d)

December 2006 NMTC Transaction (cont’d):

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

22. Variable interest entities

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of ASC 810. This guidance provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

22. Variable interest entities (cont’d)

Accounting for the NMTC financing arrangement (cont’d):

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interest Biolender II, LLC	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTCFund II, LLC
Biovest and its Related Parties	Controlling interest	Senior beneficial interest	Senior beneficial interest

	Primary beneficiary	Guaranty Agreement	Guarantee Agreement

Indemnification Agreement

Put (VIE Equity)

Call (VIE Equity)

AutovaxID Investment, LLC			VIE Equity (99.9%)

US Bancorp		VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation			VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of ASC 810.

Assets of $20.9 million and liabilities of $16.9 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2009 consolidated balance sheet as non-controlling interests in variable interest entities.

The Company’s $455,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the year ended September 30, 2009 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$446,000
Telesis CDE Two, LLC	(6,000)
AutovaxID Investment, LLC	448,000
St. Louis NMTC Fund II, LLC	(433,000)

$455,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

23. Selected Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2009
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$658,000	$986,000	$868,000	$1,144,000
Gross profit	56,000	312,000	293,000	543,000
Net loss	(3,115,000)	(2,709,000)	(7,309,000)	(1,521,000)
Loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.02)

	Year Ended September 30, 2008
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$1,259,000	$1,556,000	$1,075,000	$1,385,000
Gross profit	576,000	748,000	330,000	657,000
Net loss	(3,734,000)	(4,399,000)	(3,351,000)	(9,156,000)
Loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.08)

24. Commitments and contingencies

Legal proceedings:

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

Employment agreements:

The Company has employment agreements with certain employees, which extend from 24 to 36 months. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements at September 30, 2009 are approximately $0.5 million of which $0.3 million, and $0.2 million become due in the years ending September 30, 2011, and 2010 respectively. In 2009, four employee’s agreements terminated normally.

Facility leases:

The Company leases equipment and office and manufacturing space pursuant to several non-cancelable operating leases. The Company leases approximately 33,000 square feet in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility lease agreement has expired and the Company continues to occupy this facility on a month to month basis. Rent expense pertaining to this lease was $0.3 million per year for both the years ended September 30, 2009 and 2008.

The Company anticipates that its facilities will meet its needs during fiscal 2010. The Company anticipates that as its development of BiovaxID advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

24. Commitments and contingencies (cont’d)

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2009.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

24. Commitments and contingencies (cont’d)

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

24. Commitments and contingencies (cont’d)

Sublicense agreement with related party (cont’d):

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

•

The Company assumed certain obligations under Revimmune’s license with Johns Hopkins University related to the sublicensed technology, including the payment of all royalty obligations due Johns Hopkins University for the sublicensed products which includes a 4.0% royalty on licensed products and services and a 20.0% royalty on sublicense consideration.

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

25. Subsequent Events

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

25. Subsequent Events (cont’d)

NMTC I and II Compromises:

In July 2010, the Company and certain affiliates entered into an agreement (the Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, (see Item 21 for further discussion of this transaction) in consideration of retention by Telesis of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $300,000 along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company and all parties to Transaction I will be terminated.

In July 2010, the Company and certain affiliates entered into an agreement (the St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, (see Item 21 for further discussion of this transaction) in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company and all parties to Transaction II will be terminated.

Filing of Plan of Reorganization

On May 14, 2010, the Company filed its Joint Plan of Reorganization (the “Plan”), and on July 2, 2010, the Company filed its Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court will schedule a hearing on the Disclosure Statement, anticipated to take place in early August 2010.