Form 10-Q
period 2009-12-31
BIOVEST INTERNATIONAL INC
filed 2010-07-08
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1A. RISK FACTORS” of our Form 10-K for the fiscal year ended September 30, 2009 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

BIOVEST INTERNATIONAL, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	September 30, 2009
ASSETS
Current assets:
Cash	$963,000	$226,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at December 31, 2009 and September 30, 2009	214,000	207,000
Costs and estimated earnings in excess of billings on uncompleted contracts	9,000	251,000
Inventories	498,000	509,000
Prepaid expenses and other current assets	146,000	138,000

Total current assets	1,830,000	1,331,000
Property and equipment, net	66,000	81,000
Patents and trademarks, net	283,000	290,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	248,000	240,000

Total assets	$4,558,000	$4,073,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	453,000	446,000
Customer deposits	101,000	159,000
Accrued liabilities	690,000	311,000
Notes payable, related party	1,845,000	1,664,000

Total liabilities not subject to compromise	3,089,000	2,580,000
Liabilities subject to compromise (Note 8)	65,357,000	53,980,000

Total liabilities	68,446,000	56,560,000

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 97,549,783 issued and outstanding at December 31, 2009 and September 30, 2009	975,000	975,000
Additional paid-in capital	67,536,000	74,483,000
Accumulated deficit	(136,277,000)	(131,922,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(67,766,000)	(56,464,000)
Non-controlling interests (Notes 11 and 12)	3,878,000	3,977,000
Total stockholders’ deficit	(63,888,000)	(52,487,000)
Total liabilities and stockholders’ deficit	$4,558,000	$4,073,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2009	2008
Revenue:
Products	$915,000	$391,000
Services	521,000	267,000

Total revenue	1,436,000	658,000

Operating costs and expenses:
Cost of revenue:
Products	413,000	324,000
Services	220,000	278,000
Research and development expense	174,000	358,000
General and administrative expense	495,000	936,000

Total operating costs and expenses	1,302,000	1,896,000

Income (Loss) from operations	134,000	(1,238,000)

Other income (expense):
Interest expense, net (Note 3)	(1,777,000)	(1,323,000)
Gain on derivative liabilities	5,967,000	763,000
Other income/(expense), net	(3,000)	(180,000)

Total other income (expense)	4,187,000	(740,000)

Income (Loss) before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	4,321,000	(1,978,000)
Reorganization items:
Professional fees	(141,000)	(127,000)
Provision for rejection of lease	—	(600,000)
Provision for indemnity agreements	687,000	(509,000)

	546,000	(1,236,000)
Net income (loss) including non-controlling interests	4,867,000	(3,214,000)

Net loss attributable to non-controlling interests	99,000	99,000

Net loss attributable to Biovest International, Inc.	$4,966,000	$(3,115,000)

Loss per common share:
Basic and diluted	$0.05	$(0.03)

Weighted average shares outstanding:
Basic and diluted	97,549,783	97,363,733

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2009

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interests	Total
Balances October 1, 2009	97,549,783	$975,000	$74,483,000	$(131,922,000)	$3,977,000	$(52,487,000)
Cumulative effect of change in accounting principle	—	—	(7,008,000)	(9,321,000)	—	(16,329,000)
Employee share-based compensation	—	—	61,000	—	—	61,000
Net Income (Loss)	—	—	—	4,966,000	(99,000)	4,867,000

Balances December 31, 2009	97,549,783	$975,000	$67,536,000	$(136,277,000)	$3,878,000	$(63,888,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,966,000	$(3,115,000)
Adjustments to reconcile net income (loss) to net cash flows from operating activities before reorganization items:
Depreciation	15,000	80,000
Amortization	7,000	2,000
Employee share-based compensation	61,000	1,000
Amortization of discount on notes payable	383,000	25,000
Amortization of deferred loan costs	16,000	6,000
Loss on disposal of property and equipment	—	335,000
Non-controlling interest in loss of variable interest entities	(99,000)	(99,000)
Gain on shares issued for interest on outstanding debt	—	(63,000)
Gain on derivative liability	(5,967,000)	(763,000)
Changes in cash resulting from changes in:
Operating assets	250,000	42,000
Operating liabilities	1,673,000	1,421,000

Net cash flows from operating activities before reorganization items	1,305,000	(2,128,000)

Reorganization items:
Decrease (Increase) in accrued professional fees	(25,000)	27,000
Change in provision for rejected lease	—	600,000
Decrease (Increase) in provision for indemnity agreements	(687,000)	509,000

Net change in cash flows from reorganization items	(712,000)	1,136,000

Net cash flows from operating activities	593,000	(992,000)

Cash flows from investing activities:
Net cash flows from investing activities	—	—

Cash flows from financing activities:
Repayment of notes payable and long-term debt	—	(50,000)
Advances from related party	184,000	913,000
Payment of deferred financing costs	(40,000)	—

Net cash flows from financing activities	144,000	863,000

Net change in cash	737,000	(129,000)
Cash at beginning of period	226,000	539,000

Cash at end of period	$963,000	$410,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants	$—	$62,000
Stock issued for payment of accrued expenses and interest	—	240,000
Stock issued for modification of debt	—	25,000
Cash paid for interest during period	$60,000	$123,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

As of December 31, 2009, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 Filings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered by the plan of reorganization. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value. For additional information, refer to Note 8, Liabilities Subject to Compromise.

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

Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Principles of Consolidation:

The condensed consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the Company, Biolender LLC, Biolender II LLC, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 11 and 12).

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

ASC Topic 852, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest became subject to ASC Topic 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Deferred Financing Costs:

Deferred financing costs include fees paid in cash or through the issuance of warrants in conjunction with obtaining notes payable and long-term debt and are amortized over the term of the related financial instrument.

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008, triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt for any periods after November 10, 2008, due to the uncertain nature of the provisions of the Plan of Reorganization to be filed with the Bankruptcy Court at a future date.

Financial instruments:

Financial instruments, as defined in ASC Topic 825, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, royalty liabilities, and derivative financial instruments.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments classified as liabilities are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of December 31, 2009 and September 30, 2009.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company and, as such, are not recognized product delivery.

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

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, the Company has adopted this new pronouncement as of October 1, 2009 resulting in a change in stockholders’ equity on its opening fiscal year 2010 consolidated statement of financial condition; however, the Company does not expect the adoption of this pronouncement to have a material effect on its results of operations or cash flows.

In March 2008, the FASB issued new guidance regarding disclosures about derivative instruments and hedging activities. This new guidance required expanded disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting for such instruments, and how the instrument affects the entity’s financial position and performance as well as cash flows. This new pronouncement also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures. The Company has adopted this new pronouncement during fiscal year 2009. See Note 8 for the application of this pronouncement.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s condensed consolidated statement of stockholders’ deficit for the three months ended December 31, 2009 and are discussed in more detail in Notes 7 and 8 below.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether the Company is the primary beneficiary of any variable interest entities which it is a party to. This new guidance is not effective for the Company until October 1, 2010 and earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this new guidance will have on its consolidated financial statements.

4. Liquidity and management plans:

At December 31, 2009, the Company had an accumulated deficit of approximately $136.0 million and working capital deficit of approximately $67.0 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Advances to the Company by Accentia:

For the quarter ended December 31, 2009, the Company borrowed an additional $0.1 million to increase the total balance due to Accentia to approximately $12.8 million. The advances by Accentia as of December 31, 2009 consisted of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $2.1 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of the sale of our stock at prices below the Conversion Price. In September 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. As a result of our filing of Chapter 11 on November 10, 2008, collection of pre-petition amounts due on these notes (approximately $12.4 million) has been stayed and the Conversion Option may not be enforced.

Debtor-in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company (“Corps Real”), the principal owners of which are directors of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of December 31, 2009, the DIP Lender has advanced $1.4 million to the Company.

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

5. Concentrations of credit risk and major customer information

The Company has granted credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs credit evaluations of its customers on an ongoing basis. Three customers accounted for 71% of revenues for the three months ended December 31, 2009, while four customers accounted for 78% of trade accounts receivable as of December 31, 2009. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 31% of revenues for the three months ended December 31, 2009, compared to 39% for the same period in fiscal 2009. For the three months ended December 31, 2009, sales to customers in the United Kingdom accounted for 25% of total revenue, while sales to the United Kingdom and Japan accounted for 23% and 11% of total revenue for the three months ended December 31, 2008.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

6. Inventories

Inventories consist of the following:

	December 31, 2009 (Unaudited)	September 30, 2009
Finished goods	$104,000	$147,000
Work-in-process	43,000	8,000
Raw materials	351,000	354,000

	$498,000	$509,000

7. Related party transactions

Notes payable, related party consists of the following:

	December 31, 2009 (Unaudited)	September 30, 2009
Accentia promissory demand notes – prime rate	$376,000	$332,000
Debtor-in-possession note – 16%	1,390,000	1,250,000
Accrued interest	79,000	82,000

	$1,845,000	$1,664,000

Accentia promissory demand notes:

Notes payable, related parties includes amounts advanced under three secured promissory demand notes issued to Accentia, bearing interest at the prime rate. On February 5, 2008, the terms of these notes were modified to allow Accentia the option to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share subject to adjustment in the event of certain recapitalizations or in the event that the Company offers its stock at prices below the conversion price. On September 22, 2008, as provided for under the adjustment provisions of the conversion option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option.

In June 2008, the FASB issued new guidance for determining whether embedded features, such as the conversion option existing under the Accentia notes, are indexed to an entity’s own stock. As a result of adopting this new guidance effective October 1, 2009, the Company was required to separately report both the notes payable and the fair value of the conversion option granted to Accentia on the Company’s balance sheet as of December 31, 2009. As the conversion option was granted to Accentia prior to the Company’s Chapter 11 petition on November 10, 2008, the fair value of this liability is included in liabilities subject to compromise on the Company’s balance sheet as of December 31, 2009. Furthermore, the balance due under these notes was $12.0 million, including accrued interest, as of the date of the Company’s Chapter 11 petition, and this balance has also been recorded as a liability subject to compromise on the Company’s balance sheet as of December 31, 2009 and 2008 (Note 8). Since filing for Chapter 11, the Company has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf as well as through the allocation of inter-company expenses for shared resources. The Company has continued to accrue interest at the prime rate on the outstanding principal due under the note.

The new guidance issued by the FASB also required the Company to make an adjustment to the opening balance of equity in the Company’s balance sheet for the period ended December 31, 2009 which was determined based on the amounts that would have been recognized if the guidance had been applied from the issuance date of the conversion option. As a result, the Company recorded a cumulative effect of change in accounting principle which decreased the opening balances of additional paid-in capital by $4.9 million and accumulated deficit by $8.6 million on the Company’s condensed consolidated statement of stockholders’ deficit for the three months ended December 31, 2009.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of the DIP Transaction with the DIP Lender, The DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of December 31, 2008, the DIP Lender had advanced $1.4 million to the Company.

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

•

Points- At the Closing, the Company paid in cash 4% of the initial $1.0 million of the Facility ($40,000). In the quarter ended December 31, 2009, the Company borrowed in excess of $1.0 million, resulting in the payment of an additional $40,000. Should the Company borrow in excess of $2.0 million, the Company will be required to pay in cash 4% of the third $1.0 million of the Facility ($40,000).

•	Expenses- The Company issued payment of $25,000 in costs at the Closing.

•

Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that the Company’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to the Company and Lender.

8. Liabilities subject to compromise

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

ASC Topic 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following:

	December 31, 2009	September 30, 2009
Secured promissory notes payable to Laurus and affiliates	$14,681,000	$14,681,000
Secured promissory demand notes payable to Accentia (Note 7)	10,279,000	10,279,000
Secured convertible debentures – 15%	1,450,000	1,450,000
Unsecured promissory notes payable to Pulaski Bank and Trust Company	1,000,000	1,000,000
Unsecured promissory note payable to Southwest Bank of St. Louis	200,000	200,000
Unsecured convertible promissory note – 10%	1,000,000	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	7,500,000	7,500,000
Accounts payable	3,817,000	3,817,000
Derivative liabilities	9,822,000	2,080,000
Provision for indemnity agreements	3,207,000	3,895,000
Other	1,120,000	1,120,000
Accrued interest and fees	13,300,000	11,978,000

	67,376,000	59,000,000
Less: unamortized discounts	(2,019,000)	(5,020,000)

	$65,357,000	$53,980,000

Secured notes payable to Laurus and affiliates:

The notes issued to Laurus Master Fund, Ltd (“Laurus”) and affiliates consist of a $7.799 million note payable to Laurus (originated March 2006), a $0.25 million note payable to Valens Offshore SPV II, Corp (originated October 2007), a $0.245 million note payable to Valens U.S. SPV I, LLC (originated October 2007), a $3.6 million note payable to Valens Offshore SPV II, Corp (originated December 2007), and a $4.9 million note payable to Valens U.S. SPV I, LLC (originated December 2007). All notes are secured by all assets of the Company and are subordinate only to the Corps Real debtor-in-possession financing discussed in Note 7 above. Through a series of modifications, all notes had a maturity date of July 31, 2009 and accrue interest at 30% per year. The Company has continued to accrue interest at this contractual rate while in Chapter 11. Additionally, in July 2008, a loan modification fee of $4.4 million was added to the amounts due under the notes, and has been included in line item ‘accrued interest and fees’ in the table above.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Secured convertible debentures:

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

Management concluded that the conversion features associated with the debentures were derivative financial instruments and required bifurcation under applicable accounting standards. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method.

Pulaski Bank and Trust:

In January and March 2007, the Company issued two unsecured promissory notes to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”) in the aggregate amount of $1.75 million. Through a series of modifications the notes were amended to mature on March 31, 2009. The Company has accrued interest at the default rate of prime plus 5% while in Chapter 11.

Southwest Bank of St. Louis:

On June 26, 2007, the Company issued an unsecured promissory note to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest Bank”) in the amount of $0.2 million. Through a series of modifications the note was amended to mature on December 26, 2008. The Company has accrued interest at the default rate of prime plus 4% while in Chapter 11.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

Under applicable accounting guidance the Company was required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The Company has continued to accrue interest at the contractual rate of 10% while in Chapter 11.

Royalty due on AutovaxID instrumentation:

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.799 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million, and are required to be paid quarterly. On December 31, 2007, a payment of $0.5 million was made on the royalty due, leaving a remaining balance of $7.5 million due on May 31, 2012. The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the agreement.

Derivative liabilities:

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of December 31, 2009 and September 30, 2009. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	December 31, 2009		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	none	$—	none	$—
Derivatives not designated as hedging instruments
Biovax Investment, LLC investor put option (Note 11)	Liabilities subject to compromise	$125,000	Liabilities subject to compromise	$122,000
AutovaxID Investment, LLC investor put option (Note 11)	Liabilities subject to compromise	77,000	Liabilities subject to compromise	75,000
Derivatives resulting from issuance of Secured Convertible Debenture	Liabilities subject to compromise	1,203,0000	Liabilities subject to compromise	1,833,000
Outstanding warrants with contingent exercise provisions	Liabilities subject to compromise	2,291,000	Liabilities subject to compromise	50,000
Accentia conversion option	Liabilities subject to compromise	6,126,000	N/A	—

Total derivatives not designated as hedging instruments		$9,822,000		$2,080,000

Total derivatives		$9,822,000		$2,080,000

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument or embedded features within financial instruments are indexed to an entity’s own stock. As a result of this guidance, the Company was required to record conversion features associated with the notes outstanding to Accentia, as well as certain of the Company’s outstanding warrants containing contingent exercise provisions, as liabilities. The Company adopted this new guidance effective October 1, 2009.

Provision for indemnity agreements:

The notes issued to Pulaski Bank and Southwest Bank, are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by the Company resulting in a payment to the lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. In December 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim in the Company’s Chapter 11 proceedings for approximately 7.6 million shares of the Company’s common stock which are recorded as having a fair value of $3.2 million as of December 31, 2009.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

9. Stock based compensation:

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer company stock due to the limited trading history of the Company’s common shares as well as other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options outstanding and exercisable as of December 31, 2009 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2009	12,937,557	$0.42	6.86	$2,853,000
Granted (1)	100,000	0.42
Exercised	—	—
Cancelled	(10,000)	0.06
Outstanding at December 31, 2009	13,027,557	0.42	6.28	2,259,000
Exercisable at December 31, 2009	6,617,557	$0.76	5.17	$3,000

(1)	The options are restricted for exercise until certain vesting conditions are met and our bankruptcy plan is confirmed.

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2009	6,326,667	$0.04
Granted	100,000	0.30
Vested	(6,667)	0.43
Cancelled	(10,000)	0.04
Non-vested at December 31, 2009	6,410,000	$0.05

Common stock warrants outstanding and exercisable as of December 31, 2009 are as follows:

	Shares	Weighted Average Price
Outstanding at October 1, 2009	32,064,155	$0.35
Issued	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2009	32,064,155	0.35
Exercisable at December 31, 2009	31,164,155	$0.32

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months Ended December 31,
	2009	2008
Revenues
Instruments and Disposables	$915,000	$391,000
Cell Culture Services	521,000	267,000

Total Revenues	1,436,000	658,000

Cost of Sales
Instruments and Disposables	413,000	324,000
Cell Culture Services	220,000	278,000

Total Cost of Sales	633,000	602,000
Gross Margin ($)	803,000	56,000
Gross Margin (%)	56%	9%

11. New Market Tax Credit Transactions:

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

•

AutovaxID does not have the right to prepay the CDE II Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE II Loan after this date, provided that (i) it prepays the entire CDE II Loan amount, (ii) CDE II consents to such prepayment and USBancorp and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or certain individuals who provided guaranties under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBancorp the recapture amount so specified in such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II , USBancorp, AutovaxID and the Company.

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

12. Variable Interest Entities:

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of ASC Topic 810-Consolidation. This guidance provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both, is identified as the primary beneficiary for consolidation purposes.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities.

Assets of $21.1 million and liabilities of $17.2 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s December 31, 2009 consolidated balance sheet as non-controlling interests in variable interest entities.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The Company’s $99,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the quarter ended December 31, 2009 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$112,000
Telesis CDE Two, LLC	(17,000)
AutovaxID Investment, LLC	113,000
St. Louis NMTC Fund II, LLC	(109,000)

$99,000

13. Commitments and contingencies:

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

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued to date.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the Pulaski Bank guarantors are allowed an unsecured claim for approximately 6.4 million shares of the Company’s common stock having a fair value of $2.7 million as of December 31, 2009. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of this indemnification agreement, the Southwest Bank guarantor is allowed an unsecured claim for approximately 1.3 million shares of the Company’s common stock having a fair value of $0.5 million as of December 31, 2009.

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

Product liability:

The contract production services the Company offers for therapeutic products exposes an inherent risk of liability as the proteins or other substances manufactured, at the request and to the specifications of customers, could foreseeably cause adverse effects. The Company obtains agreements from contract production customers indemnifying and defending the Company from any potential liability arising from such risk. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of its products. A successful partial or completely uninsured claim against the Company could have a material adverse effect on the Company’s operations.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Stanford University agreement

In September 2004, the Company entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, the Company is obligated to pay a yearly maintenance fee of $10,000 per year. Following BiovaxID regulatory approval, the Company is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Our agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. We can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

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

•	Revimmune, LLC is affiliated with a director of the Company.

14. Subsequent Events:

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

NMTC I and II Compromises:

In July 2010, the Company and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, (see Item 11 for further discussion of this transaction) in consideration of retention by Telesis of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $300,000 along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company to all parties to Transaction I will be terminated.

In July 2010, the Company and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, (see Item 11 for further discussion of this transaction) in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, the Guaranty of the Company, the Guaranty by the Company’s parent, Accentia, and all subsidiary Guaranties from affiliates and third parties and all other obligations of the Company to all parties to Transaction II will be terminated.

Filing of Plan of Reorganization

On May 14, 2010, the Company filed its Joint Plan of Reorganization (the “Plan”) and on July 2, 2010, the Company filed Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court will schedule a hearing on the Disclosure Statement, anticipated to take place in early August 2010.

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

On November 10, 2008, we, including our wholly-owned subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court

Accounting principles generally accepted in the United States generally do not change the manner in which financial statements are prepared while a company is in Chapter 11. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. We have segregated those items as outlined above for all reporting periods subsequent to November 10, 2008.

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

We account for stock-based compensation based on Accounting Standards Codification (“ASC”) Topic 718 – Stock Compensation, which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where the Company has a controlling financial interest or has been determined to be the primary beneficiary under ASC Topic 810 - Consolidation. All significant inter-company balances and transactions have been eliminated.

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

Results of Operations

Revenues. Total revenues for the three months ended December 31, 2009 were $1.4 million, compared to revenues of $0.7 million for the three months ended December 31, 2008. Sales from both our instrumentation and cell culture contract segments have increased year over year. In September 2009, we entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, we recorded $0.3 million in revenues in the current fiscal year.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended December 31, 2009 increased from 9% to 56% when compared to the three months ended December 31, 2008. While revenues have increase year over year, as discussed above, there was not a corresponding increase in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses decreased by $0.2 million or 51% for the three months ended December 31, 2009 compared to the same period in fiscal 2009. As we are conducting an detailed analysis of the available trial data and plan to seek accelerated and/or conditional approval with the FDA and EMEA as discussed herein, coupled with the limited financing available to us, we focused on reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Worcester, Massachusetts on December 8, 2008.

General and administrative expenses decreased from $0.9 million to $0.5 million year over year, due, in large to a decrease in compensation expense.

Other Income (Expense). Other expense for the three months ended December 31, 2009, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, LLC, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski and Southwest Banks, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the three months ended December 31, 2009 and 2008 was $1.8 million and $1.3 million respectively. As our total indebtedness has increased year over year, so have our contractual interest and amortization charges. We have continued to accrue interest on all our outstanding obligations while in Chapter 11. Furthermore, our voluntary petition for bankruptcy on November 10, 2008, triggered default provisions on certain of our pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. We have accrued interest at the applicable rates while in Chapter 11, due to the uncertain nature of the provisions of the Plan of Reorganization to be filed with the Bankruptcy Court at a future date.

Other expense for the first three months of fiscal 2010 and 2009 also includes gains of $6.0 million and $0.8 million respectively on derivative liabilities. These gains result from conversion features associated with our outstanding debt as well as outstanding warrants which contain contingent exercise provisions. The value of these liabilities vary directly with the trading price of our outstanding common stock. The trading price of our common shares decreased for both quarters presented, resulting in a corresponding decrease in the fair value of these liabilities.

Reorganization Items.

Professional Fees: $141,000 and $127,000 were incurred for the quarters ending December 31, 2009 and 2008 for legal fees as a result of our Chapter 11 proceedings.

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

Provision for indemnity agreements: The notes we issued to Pulaski Bank and Southwest Bank are guaranteed by individuals affiliated with us, or our parent company, Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event we default, resulting in a payment to the lenders by the guarantors, we agreed to compensate each affected guarantor by issuing shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the guarantors are expected to assert an unsecured claim for the value of approximately 7.6 million shares of Biovest common stock, which are recorded as having a fair value of $3.2 million as of December 31, 2009.

Non-Controlling interest in earnings from variable interest entities. Our statement of operations also includes a $99,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax Credit transactions discussed below.

Liquidity and Capital Resources

At December 31, 2009, we had an accumulated deficit of approximately $136 million and working capital deficit of approximately $67 million, including those liabilities subject to compromise through our Chapter 11 proceedings. We intend to attempt to meet our cash requirements through proceeds from our debtor-in-possession line of credit, cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructure of our outstanding debt obligations through the Chapter 11 reorganization proceedings, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our detailed analysis is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™.

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

New Market Tax Credit Transactions:

April 2006 NMTC Transaction3:

On April 25, 2006 our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, our majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

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

In contemplation of Transaction II, we formed Biolender II, LLC. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to us under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for our benefit. Our entire equity interest of $5.6 million in Biolender II has been pledged to Laurus as collateral to secure the Laurus Note.

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt:

We have outstanding options, warrants and convertible debt (“Stock Rights”) pursuant to which we may be required to issue additional shares of our Common Stock. These dilutive securities are described in footnotes to our Consolidated Financial Statements for the fiscal year ended September 30, 2009, which were filed as part of our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: July 8, 2010	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: July 8, 2010	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)