Form 10-Q
period 2010-03-31
BIOVEST INTERNATIONAL INC
filed 2010-07-08
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

INDEX

BIOVEST INTERNATIONAL, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	September 30, 2009
ASSETS
Current assets:
Cash	$399,000	$226,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at March 31, 2010 and September 30, 2009	344,000	207,000
Costs and estimated earnings in excess of billings on uncompleted contracts	50,000	251,000
Inventories	578,000	509,000
Prepaid expenses and other current assets	136,000	138,000

Total current assets	1,507,000	1,331,000

Property and equipment, net	69,000	81,000
Patents and trademarks, net	275,000	290,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	217,000	240,000

Total assets	$4,199,000	$4,073,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	480,000	446,000
Customer deposits	287,000	159,000
Accrued liabilities	629,000	311,000
Notes payable, related party	1,827,000	1,664,000

Total liabilities not subject to compromise	3,223,000	2,580,000

Liabilities subject to compromise (Note 8)	91,015,000	53,980,000

Total liabilities	94,238,000	56,560,000

Commitments and contingencies (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 97,549,783 issued and outstanding at March 31, 2010 and September 30, 2009	975,000	975,000
Additional paid-in capital	67,537,000	74,483,000
Accumulated deficit	(162,332,000)	(131,922,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(93,820,000)	(56,464,000)

Non-controlling interests (Notes 11 and 12)	3,781,000	3,977,000

Total stockholders’ deficit	(90,039,000)	(52,487,000)

Total liabilities and stockholders’ deficit	$4,199,000	$4,073,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Products	$1,041,000	$714,000	$1,957,000	$1,105,000
Services	200,000	272,000	721,000	539,000

Total revenue	1,241,000	986,000	2,678,000	1,644,000

Operating costs and expenses:
Cost of revenue:
Products	456,000	428,000	868,000	752,000
Services	279,000	246,000	499,000	524,000
Research and development expense	216,000	267,000	391,000	625,000
General and administrative expense	601,000	645,000	1,097,000	1,581,000

Total operating costs and expenses	1,552,000	1,586,000	2,855,000	3,482,000

Loss from operations	(311,000)	(600,000)	(177,000)	(1,838,000)

Other (expense) income:
Interest expense, net (Note 3)	(2,082,000)	(1,643,000)	(3,860,000)	(2,966,000)
Gain/(Loss) on derivative liabilities	(25,245,000)	(122,000)	(19,278,000)	641,000
Other income/(expense), net	206,000	56,000	204,000	(124,000)

Total other (expense) income	(27,121,000)	(1,709,000)	(22,934,000)	(2,449,000)

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(27,432,000)	(2,309,000)	(23,111,000)	(4,287,000)

Reorganization items:
Professional fees	(95,000)	(90,000)	(236,000)	(217,000)
Provision for rejection of lease	—	—	—	(600,000)
Provision for indemnity agreements	1,375,000	(407,000)	2,062,000	(916,000)

	1,280,000	(497,000)	1,826,000	(1,733,000)

Loss before non-controlling interest in losses from variable interest entities and income taxes	(26,152,000)	(2,806,000)	(21,285,000)	(6,020,000)

Non-controlling interest in losses from variable interest entities	97,000	97,000	196,000	196,000

Net loss	$(26,055,000)	$(2,709,000)	$(21,089,000)	$(5,824,000)

Loss per common share:
Basic and diluted	$(0.27)	$(0.03)	$(0.22)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	97,549,783	97,549,783	97,549,783	97,455,736

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2010

(unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non- Controlling Interests	Total
	Shares	Amount
Balances October 1, 2009	97,549,783	$975,000	$74,483,000	$(131,922,000)	$3,977,000	$(52,487,000)
Cumulative effect of change in accounting principle	—	—	(7,008,000)	(9,321,000)	—	(16,329,000)
Employee share-based compensation	—	—	62,000	—	—	62,000
Net Income (Loss)	—	—	—	(21,089,000)	(196,000)	(21,285,000)

Balances March 31, 2010	97,549,783	$975,000	$67,537,000	$(162,332,000)	$3,781,000	$(90,039,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(21,089,000)	$(5,824,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	29,000	108,000
Amortization	15,000	9,000
Employee share-based compensation	63,000	54,000
Amortization of discount on notes payable	904,000	329,000
Amortization of deferred loan costs	32,000	20,000
Loss on disposal of property and equipment	—	335,000
Non-controlling interest in loss of variable interest entities	(196,000)	(196,000)
Gain on shares issued for interest on outstanding debt	—	(63,000)
(Gain)/Loss on derivative liability	19,278,000	(641,000)
Changes in cash resulting from changes in:
Operating assets	13,000	189,000
Operating liabilities	3,081,000	2,798,000

Net cash flows from operating activities before reorganization items	2,130,000	(2,882,000)

Reorganization items:
Increase in accrued professional fees	16,000	85,000
Increase in provision for rejected lease	—	600,000
Decrease (Increase) in provision for indemnity agreements	(2,062,000)	916,000

Net change in cash flows from reorganization items	(2,046,000)	1,601,000

Net cash flows from operating activities	84,000	(1,281,000)

Cash flows from investing activities:
Purchase of property and equipment	(16,000)	—

Net cash flows from investing activities	(16,000)	—

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(39,000)	(56,000)
Advances from related party	184,000	1,413,000
Proceeds from long term debt	—	—
Payment of deferred financing costs	(40,000)	(65,000)

Net cash flows from financing activities	105,000	1,292,000

Net change in cash	173,000	11,000
Cash at beginning of period	226,000	539,000

Cash at end of period	$399,000	$550,000

Supplemental disclosure of cash flow information:
Non-cash financing and investing transactions:
Issuance of warrants	$—	$62,000
Stock issued for payment of accrued expenses and interest	—	240,000
Stock issued for modification of debt	—	25,000
Cash paid for interest during period	$94,000	$138,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

As of March 31, 2010, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Voluntary Petition for Bankruptcy:

On November 10, 2008, Biovest, and its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

ASC Topic 852, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest adopted ASC Topic 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt for any periods after November 10, 2008 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments classified as liabilities are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Recent accounting pronouncements:

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we have adopted this new pronouncement as of October 1, 2009 resulting in a change in stockholders’ equity on our opening fiscal year 2010 consolidated statement of financial condition; however, we do not expect the adoption of this pronouncement to have a material effect on our results of operations or cash flows.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s condensed consolidated statement of stockholders’ deficit for the six months ended March 31, 2010 and are discussed in more detail in Notes 7 and 8 below.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former Qualifying Special Purpose Entity for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. We are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

Effective during the quarter ended March 31, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09 “Subsequent Events” amending Accounting Standards Codification (“ASC”) 855 “Subsequent Events” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but it is not required to disclose the date. The amendment is effective commencing with the quarter ended March 31, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.

4. Liquidity and management plans:

During the six months ended March 31, 2010, the Company incurred a net loss of $21.1 million. At March 31, 2010, the Company had an accumulated deficit of approximately $162 million and working capital deficit of approximately $93 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Advances to the Company by Accentia:

As of March 31, 2010, the Company has borrowed approximately $12.8 million from Accentia. The advances by Accentia consist of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $2.2 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event that the Company offer its stock at prices below the Conversion Price. In September 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. As a result of our filing of Chapter 11 on November 10, 2008, collection of pre-petition amounts due on these notes (approximately $12.4 million) has been stayed and the Conversion Option may not be enforced.

Debtor-in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor in possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company (“Corps Real”), the principal owners of which are directors of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2010, the DIP Lender has advanced $1.4 million to the Company.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

5. Concentrations of credit risk and major customer information

The Company has granted credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs credit evaluations of its customers on an ongoing basis. Three customers accounted for 471% and 55% of revenues for the three months and six months ended March 31, 2010, respectively, while four customers accounted for 79% of trade accounts receivable as of March 31, 2010. Two customers accounted for 24% of revenues for the three months ended March 31, 2009, while one customer accounted for 14% of revenues for the six months ended March 31, 2009. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 22% of revenues for the three months ended March 31, 2010, compared to 24% for the three months ended March 31, 2009. Export sales were 27% and 30% of revenues for the six months ended March 31, 2010 and 2009, respectively. For the three months and six months ended March 31, 2010, sales to customers in the United Kingdom accounted for 12% and 19% of total revenue, while sales to Canada accounted for 14% of revenues for the three months ended March 31, 2009 and sales to the United Kingdom and Canada accounted for 14% and 10% of total revenue for the six months ended March 31, 2009.

6. Inventories:

Inventories consist of the following:

	March 31, 2010 (Unaudited)	September 30, 2009
Finished goods	$59,000	$147,000
Work-in-process	180,000	8,000
Raw materials	339,000	354,000

	$578,000	$509,000

7. Related party transactions

Notes payable, related party consists of the following:

	March 31, 2010 (Unaudited)	September 30, 2009
Accentia promissory demand notes – prime rate	$337,000	$332,000
Debtor-in-possession note – 16%	1,390,000	1,250,000
Accrued interest	100,000	82,000

	$1,827,000	$1,664,000

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

In June 2008, the FASB issued new guidance for determining whether embedded features, such as the conversion option existing under the Accentia notes, are indexed to an entity’s own stock. As a result of adopting this new guidance effective October 1, 2009, the Company was required to separately report both the notes payable and the fair value of the conversion option granted to Accentia on the Company’s balance sheet as of March 31, 2010. As the conversion option was granted to Accentia prior to the Company’s voluntary petition for Chapter 11 on November 10, 2008, the fair value of this liability is included in liabilities subject to compromise on the Company’s balance sheet as of March 31, 2010. Furthermore, the balance due under these notes was $12.0 million, including accrued interest, as of the date of the Company’s petition for Chapter 11 protection, and this balance has also been recorded as a liability subject to compromise on the Company’s balance sheet as of March 31, 2010 and September 30, 2009 (Note 8). Since filing for Chapter 11, the Company has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf as well as through the allocation of inter-company expenses for shared resources. The Company has continued to accrue interest at the prime rate on the outstanding principal due under the note.

The new guidance issued by the FASB also required the Company to make an adjustment to the opening balance of equity on the Company’s balance sheet at March 31, 2010 which was determined based on the amounts that would have been recognized if the guidance had been applied from the issuance date of the conversion option. As a result, the Company recorded a cumulative effect of change in accounting principle which decreased the opening balances of additional paid-in capital by $4.9 million and accumulated deficit by $8.6 million on the Company’s condensed consolidated statement of stockholders’ deficit for the six months ended March 31, 2010.

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2010, the DIP Lender had advanced $1.4 million to the Company.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Liabilities subject to compromise consist of the following:

	March 31, 2010	September 30, 2009
Secured promissory notes payable to Laurus and affiliates	$14,681,000	$14,681,000
Secured promissory demand notes payable to Accentia (Note 7)	10,279,000	10,279,000
Secured convertible debentures – 15%	1,450,000	1,450,000
Unsecured promissory notes payable to Pulaski Bank and Trust Company	1,000,000	1,000,000
Unsecured promissory note payable to Southwest Bank of St. Louis	200,000	200,000
Unsecured convertible promissory note – 10%	1,000,000	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	7,500,000	7,500,000
Accounts payable	3,595,000	3,817,000
Derivative liabilities	35,067,000	2,080,000
Provision for indemnity agreements	1,833,000	3,895,000
Other	1,120,000	1,120,000
Accrued interest and fees	14,791,000	11,978,000

	92,516,000	59,000,000
Less: unamortized discounts	(1,501,000)	(5,020,000)

	$91,015,000	$53,980,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Secured notes payable to Laurus and affiliates:

The notes issued to Laurus Master Fund, Ltd (“Laurus”) and affiliates consist of a $7.799 million note payable to Laurus (originated March 2006), a $0.250 million note payable to Valens Offshore SPV II, Corp (originated October 2007), a $0.245 million note payable to Valens U.S. SPV I, LLC (originated October 2007), a $3.6 million note payable to Valens Offshore SPV II, Corp (originated December 2007), and a $4.9 million note payable to Valens U.S. SPV I, LLC (originated December 2007). All notes are secured by all assets of the Company and are subordinate only to the Corps Real debtor-in-possession financing discussed in Note 7 above. Through a series of modifications, all notes had a maturity date of July 31, 2009 and accrue interest at 30% per year. The Company has continued to accrue interest at this contractual rate while in Chapter 11. Additionally, in July 2008, a loan modification fee of $4.4 million was added to the amounts due under the notes, and has been included in line item ‘accrued interest and fees’ in the table above.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Accounts Payable:

Accounts payable subject to compromise decreased by approximately $0.2 million from September 30, 2009 to March 31, 2010 as the Company reached an agreement with its principal auditors for the cancellation of fees incurred prior to the Company’s voluntary petition of reorganization on November 10, 2008.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of March 31, 2010 and September 30, 2009. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	March 31, 2010		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	none	$—	none	$—

Derivatives not designated as hedging instruments

Biovax Investment, LLC investor put option (Note 11)	Liabilities subject to compromise	$128,000	Liabilities subject to compromise	$122,000

AutovaxID Investment, LLC investor put option (Note11)	Liabilities subject to compromise	80,000	Liabilities subject to compromise	75,000

Derivatives resulting from issuance of Secured Convertible Debenture	Liabilities subject to compromise	3,590,000	Liabilities subject to compromise	1,833,000

Outstanding warrants with contingent exercise provisions	Liabilities subject to compromise	12,447,000	Liabilities subject to compromise	50,000

Accentia conversion option		18,822,000	N/A	—

Total derivatives not designated as hedging instruments		$35,067,000		$2,080,000

Total derivatives		$35,067,000		$2,080,000

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

Provision for indemnity agreements:

The notes issued to Pulaski Bank and Southwest Bank, are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by the Company resulting in a payment to the lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. In December 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim in the Company’s Chapter 11 proceedings for approximately 7.6 million shares of the Company’s common stock which are recorded as having a fair value of $1.8 million as of March 31, 2010.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Common stock options outstanding and exercisable as of March 31, 2010 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2009	12,937,557	$0.42	6.86	$2,853,000
Granted	13,830,000	0.69
Exercised	—	—
Cancelled	(35,071)	0.44
Outstanding at March 31, 2010	26,732,486	0.56	8.12	34,541,000

Exercisable at March 31, 2010	6,592,486	$0.76	4.92	$7,193,000

On February 22, 2010, the Company’s board of directors (the “Board”) authorized the issuance of incentive stock options under the Company’s 2007 Equity Incentive Plan to the Company’s employees as well as the issuance of non-qualified stock options to the members of the Board. Options were granted to purchase approximately 13.8 million shares of the Company’s common stock, which vest upon the confirmation of the Company’s plan for reorganization and the first to occur of the following: (i) six months following the closing of a capital raise of a minimum of $5.0 million by the Company or; (ii) six months following effective date of the Company’s plan for reorganization. Due to the conditional vesting provisions of this grant, no expense related to this grant will be recognized in the Company’s financial statements until these conditions have been met.

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2009	6,326,667	$0.04
Granted	13,830,000	0.46
Vested	(6,667)	0.43
Cancelled	(10,000)	0.04
Non-vested at March 31, 2010	20,140,000	$0.33

Common stock warrants outstanding and exercisable as of March 31, 2010 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2009	32,064,155	$0.35
Issued	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2010	32,064,155	0.35

Exercisable at March 31, 2010	31,164,155	$0.32

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended March 31,		Six Months ended March 31,
	2010	2009	2010	2009
Revenues

Instruments and Disposables	$1,041,000	$714,000	$1,957,000	$1,105,000
Cell Culture Services	200,000	272,000	721,000	539,000

Total Revenues	1,241,000	986,000	2,678,000	1,644,000

Cost of Sales
Instruments and Disposables	456,000	428,000	868,000	752,000
Cell Culture Services	279,000	246,000	499,000	524,000

Total Cost of Sales	735,000	674,000	1,367,000	1,276,000

Gross Margin ($)	$506,000	$312,000	$1,311,000	$368,000
Gross Margin (%)	41%	32%	49%	22%

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

12. Variable Interest Entities:

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangements and entities involved under the context of ASC Topic 810-Consolidation. This guidance provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both, is identified as the primary beneficiary for consolidation purposes.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Assets of $21.2 million and liabilities of $17.4 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s March 31, 2010 consolidated balance sheet as non-controlling interests.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

The Company’s $196,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the six months ended March 31, 2010 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$223,000
Telesis CDE Two, LLC	(34,000)
AutovaxID Investment, LLC	223,000
St. Louis NMTC Fund II, LLC	(216,000)

$196,000

13. Commitments and contingencies:

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the Pulaski Bank guarantors are allowed an unsecured claim for approximately 6.4 million shares of the Company’s common stock having a fair value of $2.7 million_ as of March 31, 2010. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of this indemnification agreement, the Southwest Bank guarantor is allowed an unsecured claim for approximately 1.3 million shares of the Company’s common stock having a fair value of $0.5 million as of March 31, 2010.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

The terms and conditions of the Sublicense Agreement are as follows:

•

The Company is obligated to pay to Revimmune, LLC a royalty of 6% on net sales of Revimmune™, and in the event of a sublicense by the Company, to pay 20% of sublicense consideration received. The Company did not pay an upfront fee in connection with the Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, the Company is required to issue to Revimmune, LLC vested warrants to purchase 2.0 million shares of the Company’s common stock. Each such warrant which will be granted at the approval of each successive Sublicensed Product will have an exercise price of $1.10 per share or, at the discretion of Company, at a price equal to the fair market value of the Company’s common stock on the date of the grant of such warrant.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

On November 10, 2008, we, including our wholly-owned subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Accounting principles generally accepted in the United States generally do not change the manner in which financial statements are prepared while a company is in Chapter 11. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations for periods subsequent to November 10, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. We have segregated those items as outlined above for all reporting periods subsequent to November 10, 2008.

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

Results of Operations

Revenues. Total revenues for the six months ended March 31, 2010 were $2.7 million, compared to revenues of $1.6 million for the six months ended March 31, 2009. Sales from both our instrumentation and cell culture contract segments have increased year over year. In September 2009, we entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (NHRC) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, we recorded $0.6 million in revenues in the current fiscal year.

Gross Margin. The overall gross margin as a percentage of sales for the six months ended March 31, 2010 increased from 22% to 49% when compared to the six months ended March 31, 2009. While revenues have increase year over year, as discussed above, there was not a corresponding increase in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses decreased by $0.2 million or 37% for the six months ended March 31, 2010, when compared to the same period in fiscal 2009. As we are conducting detailed analyses of the available trial data and plan to seek accelerated and/or conditional approval with the FDA and EMEA as discussed herein, coupled with the limited financing available to us, we have been reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Worcester, Massachusetts on December 8, 2008.

General and administrative expenses decreased from $1.6 million to $1.1 million year over year, due, in large to a decrease in compensation expense and professional fees.

Other Income (Expense). Other expense for the six months ended March 31, 2010, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, LLC, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski and Southwest Banks, interest on other long-term debt, and short-term loans from affiliates. Total interest expense for the six months ended March 31, 2010 and 2009 was $3.9 million and $3.0 million respectively. As our total indebtedness has increased year over year, so have our interest and amortization charges. We have continued to accrue interest on all our outstanding obligations while in Chapter 11. Furthermore, our voluntary petition for bankruptcy on November 10, 2008, triggered default provisions on certain of our pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. We have accrued interest at the applicable default rates while in Chapter 11 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

Other expense for the first six months of fiscal 2010 and 2009 also includes a loss of $19.3 million and a gain of $0.6 million respectively on derivative liabilities. Portions of our outstanding debt as well as some of our outstanding warrants contain contingent conversion and exercise provisions which we are required to record as liabilities, at fair value. These values of these liabilities vary directly with the trading price of our outstanding common stock. The trading price of our common shares increased by approximately 280% for the six months ended March 31, 2010 resulting in a corresponding increase in the value of these liabilities. The warrants and conversion rights granted arise from our pre-petition obligations and are thus subject to compromise through our reorganization proceedings.

Reorganization Items.

Professional Fees: $236,000 and $217,000 were incurred for the six months ending March 31, 2010 and 2009 for legal fees as a result of our Chapter 11 proceedings.

Provision for rejected lease: In an effort to decrease operating expenses, we rejected and terminated our lease in Worcester, Massachusetts, effective on December 8, 2008 through our reorganization proceedings. We initially recorded a net provision of $600,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. This claim was settled on July 17, 2009, through an approved order by the bankruptcy court, for a one-time payment of $14,000 issued on September 15, 2009.

Provision for indemnity agreements: The notes we issued to Pulaski Bank and Trust Company and Southwest Bank of St. Louis are guaranteed by individuals affiliated with us, or our parent company, Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event we default, resulting in a payment to the lenders by the guarantors, we agreed to compensate each affected guarantor by issuing shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest called its guarantee resulting in an aggregate payment of $200,000 by the guarantor. As a result of their indemnification agreements, the guarantors are expected to assert an unsecured claim for the value of approximately 7.6 million shares of Biovest common stock estimated to have a fair value of $1.8 million as of March 31, 2010.

Non-Controlling interest in earnings from variable interest entities. Our statement of operations also includes a $196,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax Credit transactions discussed below.

Liquidity and Capital Resources

At March 31, 2010, we had an accumulated deficit of approximately $162 million and working capital deficit of approximately $93 million, including those liabilities subject to compromise through our Chapter 11 proceedings. We intend to attempt to meet our cash requirements through proceeds from our debtor-in-possession line of credit, cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructure of our outstanding debt obligations through the Chapter 11 Reorganization proceedings, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our detailed analysis is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™.

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

New Market Tax Credit Transactions

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

Not Applicable.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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