Form 10-Q
period 2010-06-30
BIOVEST INTERNATIONAL INC
filed 2010-08-16
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(813) 864-2554

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 16, 2010, there were 97,549,783 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “ITEM 1A. RISK FACTORS” of our Form 10-K for the fiscal year ended September 30, 2009 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

BIOVEST INTERNATIONAL, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	September 30, 2009

ASSETS
Current assets:
Cash	$131,000	$226,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at June 30, 2010 and September 30, 2009	396,000	207,000
Costs and estimated earnings in excess of billings on uncompleted contracts	159,000	251,000
Inventories	470,000	509,000
Prepaid expenses and other current assets	147,000	138,000

Total current assets	1,303,000	1,331,000

Property and equipment, net	59,000	81,000
Patents and trademarks, net	268,000	290,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	185,000	240,000

Total assets	$3,946,000	$4,073,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	567,000	446,000
Customer deposits	77,000	159,000
Accrued liabilities	621,000	311,000
Notes payable, related party	1,974,000	1,664,000

Total liabilities not subject to compromise	3,239,000	2,580,000

Liabilities subject to compromise (Note 8)	81,732,000	53,980,000

Total liabilities	84,971,000	56,560,000

Commitments and contingencies (Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 97,549,783 issued and outstanding at June 30, 2010 and September 30, 2009	975,000	975,000
Additional paid-in capital	67,538,000	74,483,000
Accumulated deficit	(153,221,000)	(131,922,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(84,708,000)	(56,464,000)

Non-controlling interests (Notes 12 and 13)	3,683,000	3,977,000

Total stockholders’ deficit	(81,025,000)	(52,487,000)

Total liabilities and stockholders’ deficit	$3,946,000	$4,073,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Products	$1,274,000	$451,000	$3,231,000	$1,557,000
Services	292,000	417,000	1,013,000	956,000

Total revenue	1,566,000	868,000	4,244,000	2,513,000

Operating costs and expenses:
Cost of revenue:
Products	608,000	328,000	1,476,000	1,079,000
Services	224,000	247,000	723,000	771,000
Research and development expense	194,000	150,000	585,000	775,000
General and administrative expense	641,000	647,000	1,738,000	2,228,000

Total operating costs and expenses	1,667,000	1,372,000	4,522,000	4,853,000

Loss from operations	(101,000)	(504,000)	(278,000)	(2,340,000)

Other (expense) income:
Interest expense, net (Note 3)	(1,740,000)	(2,000,000)	(5,600,000)	(4,966,000)
Gain (Loss) on derivative liabilities	10,956,000	(1,865,000)	(8,322,000)	(1,224,000)
Other income/(expense), net	1,000	—	205,000	(124,000)

Total other income (expense)	9,217,000	(3,865,000)	(13,717,000)	(6,314,000)

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	9,116,000	(4,369,000)	(13,995,000)	(8,654,000)

Reorganization items:
Professional fees	(103,000)	(60,000)	(339,000)	(278,000)
Provision for rejection of lease	—	—	—	(600,000)
Provision for indemnity agreements	—	(2,978,000)	2,062,000	(3,895,000)

	(103,000)	(3,038,000)	1,723,000	(4,773,000)

Loss before non-controlling interest in losses from variable interest entities and income taxes	9,013,000	(7,407,000)	(12,272,000)	(13,427,000)

Non-controlling interest in losses from variable interest entities	98,000	98,000	294,000	294,000

Net income (loss)	$9,111,000	$(7,309,000)	$(11,978,000)	$(13,133,000)

Income (Loss) per common share:
Basic	$0.09	$(0.07)	$(0.12)	$(0.13)

Diluted	$(0.01)	$(0.07)	$(0.12)	$(0.13)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2010

(Unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non- Controlling Interests	Total
	Shares	Amount
Balances October 1, 2009	97,549,783	$975,000	$74,483,000	$(131,922,000)	$3,977,000	$(52,487,000)
Cumulative effect of change in accounting principle	—	—	(7,008,000)	(9,321,000)	—	(16,329,000)
Employee share-based compensation	—	—	63,000	—	—	63,000
Net Loss	—	—	—	(11,978,000)	(294,000)	(12,272,000)

Balances June 30, 2010	97,549,783	$975,000	$67,538,000	$(153,221,000)	$3,683,000	$(81,025,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss before non-controlling interest in loss of variable interest entities	$(12,272,000)	$(13,427,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	42,000	129,000
Amortization	22,000	16,000
Employee share-based compensation	63,000	110,000
Amortization of discount on notes payable	1,060,000	918,000
Amortization of deferred loan costs	48,000	28,000
Loss on disposal of property and equipment	—	335,000
Gain on shares issued for interest on outstanding debt	—	(63,000)
Loss on derivative liability	8,322,000	1,224,000
Changes in cash resulting from changes in:
Operating assets	(53,000)	33,000
Operating liabilities	4,506,000	4,358,000

Net cash flows from operating activities before reorganization items	1,738,000	(6,339,000)

Reorganization items:
Increase in accrued professional fees	16,000	100,000
Increase in provision for rejected lease	—	600,000
(Increase) Decrease in provision for indemnity agreements	(2,062,000)	3,895,000

Net change in cash flows from reorganization items	(2,046,000)	4,595,000

Net cash flows from operating activities	(308,000)	(1,744,000)

Cash flows from investing activities:
Purchase of property and equipment	(19,000)	—

Net cash flows from investing activities	(19,000)	—

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(39,000)	(89,000)
Advances from related party	311,000	1,413,000
Payment of deferred financing costs	(40,000)	(65,000)

Net cash flows from financing activities	232,000	1,259,000

Net change in cash	(95,000)	(485,000)
Cash at beginning of period	226,000	539,000

Cash at end of period	$131,000	$54,000

Supplemental disclosure of cash flow information:
Non-cash financing and investing transactions:
Issuance of warrants	$—	$62,000
Stock issued for payment of accrued expenses and interest	—	240,000
Stock issued for modification of debt	—	25,000
Cumulative effect of change in accounting principle	16,329,000	—
Cash paid for interest during period	$130,000	$163,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Three clinical trials conducted under Biovest’s Investigational New Drug Application (“IND”) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. The Company believes that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these lethal diseases. Biovest is currently preparing for discussions with the U.S. Food and Drug Administration (“FDA”) and international agencies regarding regulatory approvals of BiovaxID for FL and MCL based on these clinical trials. Biovest expects that BiovaxID may also have applications in other forms of B-cell lymphomas.

To support Biovest’s planned commercialization of BiovaxID, Biovest has developed an automated cell culture instrument called AutovaxID™. The Company believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID and other monoclonal antibodies. Biovest is under contract with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which minimizes the need for FDA-required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

As of June 30, 2010, the Company is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

2. Chapter 11 reorganization:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate their business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, the Chapter 11 proceedings are intended to provide an opportunity for the Company to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. The Company believes the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, Biovest expects to continue operations without interruption, while striving to maximize long-term shareholder value.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

2. Chapter 11 reorganization (continued):

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the petition date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the petition date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 filings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered by the plan of reorganization. For additional information, refer to Note 8, Liabilities Subject to Compromise.

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

Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Principles of Consolidation:

The condensed consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries, Biovax, Inc., and AutovaxID, Inc.; and certain variable interest entities of the Company, Biolender LLC, Biolender II LLC, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 12 and 13).

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

ASC Topic 852, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company adopted ASC Topic 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3. Significant accounting policies (continued):

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt for periods after November 10, 2008 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

Financial instruments:

Financial instruments, as defined in ASC Topic 825, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, royalty liabilities, and derivative financial instruments.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3. Significant accounting policies (continued):

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3. Significant accounting policies (continued):

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s condensed consolidated statement of stockholders’ deficit for the nine months ended June 30, 2010 and are discussed in more detail in Notes 7 and 8 below.

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

Effective during the quarter ended June 30, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09 “Subsequent Events” amending Accounting Standards Codification (“ASC”) 855 “Subsequent Events” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but it is not required to disclose the date. The amendment is effective commencing with the quarter ended June 30, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.

4. Liquidity and management plans:

During the nine months ended June 30, 2010, the Company incurred a net loss of $12.0 million. On June 30, 2010, the Company had an accumulated deficit of approximately $153 million and working capital deficit of approximately $84 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

The Company completed its Phase 3 clinical trial of BiovaxID for the indication of FL. Under the Company’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the FDA and EMEA. Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID® with the FDA, EMEA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, the Company has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

4. Liquidity and management plans (continued):

Advances to the Company by Accentia:

As of June 30, 2010, the Company has borrowed approximately $13.0 million from Accentia. The advances by Accentia consist of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $2.3 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate and are due on demand. On February 5, 2008, the terms of these notes were modified to allow Accentia the option (the “Conversion Option”) to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event that the Company offer its stock at prices below the Conversion Price. In September 2008, as provided for under the adjustment provisions of the Conversion Option, the conversion price was modified to allow Accentia to convert part or all of the principal and interest due into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, any attempts to collect pre-petition amounts due on these notes (approximately $12.6 million including accrued interest) and all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Debtor-in-Possession Financing:

On December 22, 2008, the Company completed the closing of a debtor in possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are directors of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of June 30, 2010, the DIP Lender has advanced $1.39 million to the Company1 .

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the BiovaxID. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at commercially acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and continue the Company’s ongoing research and product development is dependent upon its ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding from sources other than Accentia in the very near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

[1]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced an aggregate total of $1.64 million to the Company pursuant to the terms of the DIP Transaction.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

5. Concentrations of credit risk and major customer information

The Company has granted credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs credit evaluations of its customers on an ongoing basis. Four customers accounted for 79% of revenues for the three months ended June 30, 2010 while three customers accounted for 54% of revenues for the nine months ended June 30, 2010. Two customers accounted for 63% of trade accounts receivable as of June 30, 2010. Two customers accounted for 33% of revenues for the three months ended June 30, 2009, while one customer accounted for 16% of revenues for the nine months ended June 30, 2009.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 25% of revenues for the three months ended June 30, 2010, compared to 24% for the three months ended June 30, 2009. Export sales were 26% and 28% of revenues for the nine months ended June 30, 2010 and 2009, respectively. For the three and nine months ended June 30, 2010, sales to customers in the United Kingdom accounted for 20% of total revenue, while sales to the United Kingdom accounted for 19% and 16% of total revenue for the three and nine months ended June 30, 2009 respectively.

6. Inventories:

Inventories consist of the following:

	June 30, 2010 (Unaudited)	September 30, 2009
Finished goods	$100,000	$147,000
Work-in-process	43,000	8,000
Raw materials	327,000	354,000

	$470,000	$509,000

7. Related party transactions:

Notes payable, related party consists of the following:

	June 30, 2010 (Unaudited)	September 30, 2009
Accentia promissory demand notes – prime rate	$464,000	$332,000
Debtor-in-possession note – 16%	1,390,000	1,250,000
Accrued interest	120,000	82,000

	$1,974,000	$1,664,000

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

7. Related party transactions (continued):

In June 2008, the FASB issued new guidance for determining whether embedded features, such as the conversion option existing under the Accentia notes, are indexed to an entity’s own stock. As a result of adopting this new guidance effective October 1, 2009, the Company was required to separately report both the notes payable and the fair value of the conversion option granted to Accentia on the Company’s balance sheet as of June 30, 2010. As the conversion option was granted to Accentia prior to the Company’s Chapter 11 petition, the fair value of this liability is included in liabilities subject to compromise on the Company’s balance sheet as of June 30, 2010. Furthermore, the balance due under these notes was $12.0 million, including accrued interest, as of the date of the Company’s Chapter 11 petition, and this balance has also been recorded as a liability subject to compromise on the Company’s balance sheet as of June 30, 2010 and September 30, 2009 (Note 8). Since the Company’s Chapter 11 petition, it has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf, as well as through the allocation of inter-company expenses for shared resources and these amounts are included in notes payable, related party. The Company has continued to accrue interest at the prime rate on the outstanding principal due under the notes.

The new guidance issued by the FASB required the Company to make an adjustment to the opening balance of equity on the Company’s balance sheet on October 1, 2009 which was determined based on the amounts that would have been recognized if the guidance had been applied from the issuance date of the conversion option. As a result, the Company recorded a cumulative effect of change in accounting principle which decreased the opening balances of additional paid-in capital by $4.9 million and accumulated deficit by $8.6 million on the Company’s condensed consolidated statement of stockholders’ deficit for the nine months ended June 30, 2010.

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of June 30, 2010, the DIP Lender had advanced $1.39 million to the Company 2 .

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

[2]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to the Company pursuant to the terms of the DIP Transaction.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

7. Related party transactions (continued):

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

8. Liabilities subject to compromise:

As a result of the Company’s Chapter 11 filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ Plan of Reorganization. Although actions to enforce or otherwise effect payment of prepetition liabilities are stayed, at hearings held in November 2008, the Bankruptcy Court granted approval of the Debtors’ administrative motions, generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

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

On May 14, 2010, the Company filed its Joint Plan of Reorganization. Subsequent to the period of this report, on July 2, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

8. Liabilities subject to compromise (continued):

Liabilities subject to compromise consist of the following:

	June 30, 2010	September 30, 2009
Secured promissory notes payable to Laurus and affiliates	$14,681,000	$14,681,000
Secured promissory demand notes payable to Accentia (Note 7)	10,279,000	10,279,000
Secured convertible debentures – 15%	1,450,000	1,450,000
Unsecured promissory notes payable to Pulaski Bank	1,000,000	1,000,000
Unsecured promissory note payable to Southwest Bank	200,000	200,000
Unsecured convertible promissory note – 10%	1,000,000	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	7,500,000	7,500,000
Accounts payable	3,595,000	3,817,000
Derivative liabilities	24,112,000	2,080,000
Provision for indemnity agreements	1,833,000	3,895,000
Other	1,120,000	1,120,000
Accrued interest and fees	16,304,000	11,978,000

	83,074,000	59,000,000
Less: unamortized discounts	(1,342,000)	(5,020,000)

	$81,732,000	$53,980,000

Secured notes payable to Laurus and affiliates:

The notes issued to Laurus Master Fund, Ltd (“Laurus”) and affiliates consist of a $7.799 million note payable to Laurus (originated March 2006), a $0.250 million note payable to Valens Offshore SPV II, Corp (originated October 2007), a $0.245 million note payable to Valens U.S. SPV I, LLC (originated October 2007), a $3.6 million note payable to Valens Offshore SPV II, Corp (originated December 2007), and a $4.9 million note payable to Valens U.S. SPV I, LLC (originated December 2007). All notes are secured by all assets of the Company and are subordinate only to the DIP Lender debtor-in-possession financing discussed in Note 7 above. Through a series of modifications, all notes had a maturity date of July 31, 2009 and accrued interest at 30% per year. The Company has continued to accrue interest at this contractual rate while in Chapter 11. Additionally, in July 2008, a loan modification fee of $4.4 million was added to the amounts due under the notes, and has been included in line item ‘accrued interest and fees’ in the table above.

As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Secured convertible debentures:

On September 22, 2008 and September 26, 2008, the Company entered into definitive agreements with three investors, all of whom are affiliates, related to a private placement of its 15% Secured Convertible Debentures (the “Debentures”). The definitive documents permit Biovest to place up to $5.0 million in principal amount of its Debentures (the “Private Placement”). The Company sold $1.150 million in principal amount of its Debentures (the “Initial Tranche”) and sold an additional $0.3 million in principal amount of its Debentures to another individual investor effective as of October 15, 2008 (the “Second Tranche”). The Debentures are convertible into the Company’s common stock at $0.32 per share (the “Conversion Price”) and, provided certain conditions are satisfied, the Company may, at its option, redeem the Debentures for an amount equal to 110% of the then outstanding principal. Each purchaser of Debentures in the Private Placement has the right to elect to be repaid in one of the following methods: a) on March 22, 2009, the Debentures amortized through twelve equal monthly payments or b) a single lump-sum payment of all remaining outstanding principal and accrued interest shall be made on June 30, 2010. All principal amortization payments and monthly interest payments would be made in cash or the Company may elect to make the payments in shares of its common stock.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

8. Liabilities subject to compromise (continued):

The Company’s ability to pay interest with shares of Company’s common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of redemption amount unless the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date. The Company has the ability to make payment of interest with shares of the Company’s common stock if the conditions stated herein are not met, upon the consent of the holder of the Debenture, and in that event the common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time of the amortization payment or (ii) 80% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

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

As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

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

Pulaski Bank:

In January and March 2007, the Company issued two unsecured promissory notes to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”) in the aggregate amount of $1.75 million. Through a series of modifications the notes were amended to mature on March 31, 2009. The Company has accrued interest at the default rate of prime plus 5% while in Chapter 11. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors of the notes. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Southwest Bank:

On June 26, 2007, the Company issued an unsecured promissory note to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest Bank”) in the amount of $0.2 million. On December 26, 2008, the note matured. The Company has accrued interest at the default rate of prime plus 4% while in Chapter 11. In January 2009, Southwest Bank called the guarantee resulting in an aggregate payment of $0.2 million by the guarantor of the note. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

8. Liabilities subject to compromise (continued):

Unsecured convertible promissory note:

On May 9, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to the Company of at least $15.0 million. Interest only is payable monthly and may be paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of the Company, at a conversion price equal to $0.50 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 2.0 million shares of the Company’s common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, the Company entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Under applicable accounting guidance the Company was required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) was amortized to interest expense over the life of the note using the effective interest method. The Company has continued to accrue interest at the contractual rate of 10% while in Chapter 11.

Royalty due on AutovaxID instrumentation:

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.799 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million, and are required to be paid quarterly. On December 31, 2007, a payment of $0.5 million was made on the royalty due, leaving a remaining balance of $7.5 million due on May 31, 2012. The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the agreement. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Accounts Payable:

Accounts payable subject to compromise decreased by approximately $0.2 million from September 30, 2009 to June 30, 2010, as the Company reached an agreement with its principal auditors for the cancellation of fees incurred prior to the Company’s voluntary petition of reorganization on November 10, 2008.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

8. Liabilities subject to compromise (continued):

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of June 30, 2010 and September 30, 2009. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	June 30, 2010		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	none	$—	none	$—

Derivatives not designated as hedging instruments

Biovax Investment, LLC investor put option (Note 12)	Liabilities subject to compromise	132,000	Liabilities subject to compromise	122,000

AutovaxID Investment, LLC investor put option (Note12)	Liabilities subject to compromise	82,000	Liabilities subject to compromise	75,000

Derivatives resulting from issuance of Secured Convertible Debenture	Liabilities subject to compromise	2,665,000	Liabilities subject to compromise	1,833,000

Outstanding warrants with contingent exercise provisions	Liabilities subject to compromise	9,187,000	Liabilities subject to compromise	50,000

Accentia conversion option	Liabilities subject to compromise	12,046,000	N/A	—

Total derivatives not designated as hedging instruments		24,112,000		2,080,000

Total derivatives		$24,112,000		$2,080,000

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

8. Liabilities subject to compromise (continued):

Provision for indemnity agreements:

The notes issued to Pulaski and Southwest Banks are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by the Company resulting in a payment to the lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the Company originally recorded a provision for approximately 7.6 million shares of the Company’s common stock valued using the trading price of the Company’s stock at each reporting date. For the quarter ended March 31, 2010, the Company reached an agreement with the guarantors whereby the indemnities will be valued using a price of $0.24 per share, which represents the closing price of the Company’s stock on November 9, 2008, the day prior to the Company’s petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the guarantors in the Company’s reorganization proceedings (approximately $1.8 million).

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

Common stock options outstanding and exercisable as of June 30, 2010 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2009	12,937,557	$0.42	6.86	$2,853,000
Granted	14,030,000	0.70
Exercised	—	—
Cancelled	(35,071)	0.44
Outstanding at June 30, 2010	26,932,486	0.56	7.90	23,324,426

Exercisable at June 30, 2010	6,609,153	$0.76	4.68	$4,452,526

On February 22, 2010, the Company’s Board of Directors (the “Board”) authorized the issuance of incentive stock options under the Company’s 2007 Equity Incentive Plan to the Company’s employees, as well as the issuance of non-qualified stock options to the members of the Board. Options were granted to purchase approximately 14.0 million shares of the Company’s common stock, which vest upon the confirmation of the Company’s plan for reorganization and the first to occur of the following: (i) six months following the closing of a capital raise of a minimum of $5.0 million by the Company or; (ii) six months following effective date of the Company’s plan for reorganization. Due to the conditional vesting provisions of this grant, no expense related to this grant will be recognized in the Company’s financial statements until these conditions have been met.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

9. Stock based compensation (continued):

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2009	6,326,667	$0.04
Granted	14,030,000	0.47
Vested	(23,334)	0.23
Cancelled	(10,000)	0.04
Non-vested at June 30, 2010	20,323,333	$0.34

Common stock warrants outstanding and exercisable as of June 30, 2010 are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2009	32,064,155	$0.35
Issued	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2010	32,064,155	0.35

Exercisable at June 30, 2010	31,164,155	$0.32

10. Income (Loss) per share:

The following table reconciles the numerator and denominator of the basic and diluted income (loss) per share computation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Basic:
Net income (loss) attributable to common stockholders	$9,111,000	$(7,309,000)	$(11,978,000)	$(13,133,000)
Weighted average common shares outstanding	97,549,783	97,549,783	97,549,783	97,487,085

Basic earnings per common share	$0.09	($0.07)	($0.12)	($0.13)

Diluted:
Net income (loss) attributable to common stockholders	$9,111,000	$(7,309,000)	$(11,978,000)	$(13,133,000)
Effect of conversion	(10,588,000)	—	—	—
Total	(1,477,000)	(7,309,000)	(11,978,000)	(13,133,000)
Weighted average common shares outstanding	97,549,783	97,549,783	97,549,783	97,487,085
Effect of dilutive securities:
Stock options and warrants	92,553,555	—	—	—
Diluted weighted average common shares outstanding	190,103,338	97,549,783	97,549,783	97,487,085

Diluted earnings per common share	$(0.01)	($0.07)	($0.12)	($0.13)

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

11. Segment information:

The Company operates in three identifiable industry segments. The Company’s cell culture products and services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The instruments and disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The therapeutic vaccine segment, which has generated no revenues to date and is focused on developing BiovaxID®, as described earlier.

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended June 30,		Nine Months ended June 30,
	2010	2009	2010	2009

Revenues

Instruments and Disposables	$1,274,000	$451,000	$3,231,000	$1,557,000
Cell Culture Services	292,000	417,000	1,013,000	956,000

Total Revenues	1,566,000	868,000	4,244,000	2,513,000

Cost of Sales
Instruments and Disposables	608,000	328,000	1,476,000	1,079,000
Cell Culture Services	224,000	247,000	723,000	771,000

Total Cost of Sales	832,000	575,000	2,199,000	1,850,000

Gross Margin ($)	$734,000	$293,000	$2,045,000	$663,000
Gross Margin (%)	47%	34%	48%	26%

12. New Market Tax Credit Transactions:

April 2006 NMTC Transaction3

On April 25, 2006, the Company’s wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, Biovest’s majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

[3]	In July 2010, the Company and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I in consideration of retention by Telesis of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, the Company’s Guaranty, the Guaranty by the Company’s parent, Accentia, all of the Company’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. New Market Tax Credit Transactions (continued):

On March 31, 2006, in contemplation of Transaction I, the Company closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the Laurus Note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, which was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as to make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. New Market Tax Credit Transactions (continued):

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. The Company also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of the Company’s common stock over a period of nine-years at a fixed price of $1.30 per share. These warrants were reflected as an equity financing cost in stockholders’ equity at a fair value of $0.517 million computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00 per share.

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

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4 million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $0.1 million resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in the Fund to the Company near the maturity of the instruments at a price of $0.18 million. Management has concluded that the fair value of U.S. Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $0.18 million U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.18 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. New Market Tax Credit Transactions (continued):

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

•

The tax credits arising from the transaction were fully assigned to U.S. Bancorp. Biovax entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the loan by the lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase Agreement between Biovax and the Company, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. New Market Tax Credit Transactions (continued):

•

The Company, Accentia and certain members of both our Board of Directors entered into a guarantee arrangement with the CDE for the debt service of Biovax. The Company has guaranteed 100% of the debt service while the directors of the Company and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. The Company issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $0.46 million was charged to expense upon issuance. The Company also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

As a result of the Company’s Chapter 11 filing on November 10, 2008, Biovax discontinued interest payments due on the QLICI promissory note.

December 2006 NMTC Transaction4

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

On December 8, 2006, Accentia loaned the Company $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, to shares of the Company’s common stock at a conversion price of $0.32 per share. Upon the closing of Transaction II, the Company repaid Accentia $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2009 consolidated balance sheet, as the result of the Company’s Chapter 11 filing on November 10, 2008.

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

[4]	In July 2010, the Company and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, its Guaranty, the Guaranty by its parent, Accentia, all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. New Market Tax Credit Transactions (continued):

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. New Market Tax Credit Transactions (continued):

Biolender II and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in Fund II to the Company near the maturity of the instruments at a price of $0.12 million. Management has concluded that the fair value of U.S. Bancorp’s investment in Fund II at maturity of both notes (approximately $0.1 million) would be less than the $0.12 million U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. The Company accounted for this option as a derivative liability that requires recognition at fair value. The Company utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.12 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

AutovaxID does not have the right to prepay the CDE II Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE II Loan after this date, provided that (i) it prepays the entire CDE II Loan amount, (ii) CDE II consents to such prepayment and U.S. Bancorp and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or certain individuals who provided guaranties under the Tax Credit and Reimbursement and Indemnity Agreement pay to U.S. Bancorp the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, U.S. Bancorp, AutovaxID and the Company.

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. AutovaxID has entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. New Market Tax Credit Transactions (continued):

AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

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

As a result of the Company’s Chapter 11 filing on November 10, 2008, AutovaxID discontinued interest payments due on the QLICI promissory note.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

13. Variable Interest Entities:

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

The Company concluded that Biolender, Biovax Investment, LLC, Telesis CDE Two, LLC, Biolender II, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of ASC Topic 810-Consolidation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biolender, LLC	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Controlling interest	Senior beneficial interest	Senior beneficial interest
	Primary beneficiary	Guaranty agreement	Guarantee agreement
Indemnification agreement
Put (VIE Equity)
Call (VIE Equity)

Biovax Investment, LLC			VIE Equity (99.9%)

U.S. Bancorp		VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.		VIE Equity (0.01%)

Telesis CDE, Corp			VIE Equity (0.01%)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interest Biolender II, LLC	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Controlling interest	Senior beneficial interest	Senior beneficial interest
	Primary beneficiary	Guaranty Agreement	Guarantee Agreement
Indemnification Agreement
Put (VIE Equity)
Call (VIE Equity)

AutovaxID Investment, LLC			VIE Equity (99.9%)

U.S. Bancorp		VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation			VIE Equity (0.01%)

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

13. Variable Interest Entities (continued):

Assets of $21.4 million and liabilities of $17.7 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s June 30, 2010 consolidated balance sheet as non-controlling interests.

The Company’s $294,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the nine months ended June 30, 2010 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$334,000
Telesis CDE Two, LLC	(51,000)
AutovaxID Investment, LLC	335,000
St. Louis NMTC Fund II, LLC	(324,000)

$294,000

14. Commitments and contingencies:

Legal proceedings:

Clinstar litigation:

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

Bankruptcy proceedings:

On November 10, 2008, the Company and all of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court (as defined in Note 2 to the Condensed Consolidated Financial Statements). During the pendency of the Chapter 11 proceedings, the Company will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

On May 14, 2010, the Company filed its Joint Plan of Reorganization. Subsequent to the period of this report, on July 2, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

Other proceedings:

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on the Company’s business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

14. Commitments and contingencies (continued):

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

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the Pulaski Bank guarantors are allowed an unsecured claim for approximately $1.5 million as of June 30, 2010. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of this indemnification agreement, the Southwest Bank guarantor is allowed an unsecured claim for approximately $0.3 million as of June 30, 2010.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

14. Commitments and contingencies (continued):

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

On April 17, 2007, the Company executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan. As consideration for the forbearance, the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty having been paid on December 10, 2007 and the balance, less actual royalties paid, being due on May 31, 2012.

On October 30, 2007, December 10, 2007, and again on May 30, 2008, the Company completed and/or modified financing transactions with the Valens Funds, both of which are affiliates of Laurus. Pursuant to these transactions, the Valens Funds were granted an aggregate 19.5% royalty interest in the worldwide net commercial sales of the Company’s biologic products.

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

Sublicense agreement with related party:

On January 16, 2008, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune, LLC under which the Company was granted the exclusive worldwide rights to Revimmune™. The Sublicense Agreement allows the Company to develop and market a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

14. Commitments and contingencies (continued):

•

The Company assumed certain obligations under Revimmune, LLC’s license with Johns Hopkins University (“JHU”) related to the sublicensed technology, including the payment of all royalty obligations due JHU for the sublicensed products which includes a 4% royalty on licensed products and services and a 20% royalty on sublicense consideration.

•	The Company will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the sublicensed products.

•	Revimmune, LLC is affiliated with a director of the Company.

15. Subsequent Events:

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

Grant of Orphan Drug Designation for BiovaxID® :

On July 9, 2010, the FDA granted Orphan Drug designation to BiovaxID for the treatment of mantle cell lymphoma. With FDA Orphan Drug designation, we have a seven-year period of market exclusivity for BiovaxID upon approval, thereby offering competitive protection from similar drugs of the same class. Orphan Drug designation also provides us with eligibility to receive potential tax credit benefits, potential grant funding for research and development and significantly reduced filing fees for marketing applications.

Bankruptcy Proceedings:

On July 2, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

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

We also manufacture instruments and disposables used in the hollow-fiber production of cell culture products. Our hollow- fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

Our business consists of three primary business segments: development of BiovaxID and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID and other instruments and consumables; and commercial production of cell culture products and services.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

On November 10, 2008, we, including our wholly-owned subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Results of Operations

Revenues. Total revenues for the nine months ended June 30, 2010 were $4.2 million, compared to revenues of $2.5 million for the nine months ended June 30, 2009. Total revenues for the three months ended June 30, 2010 increased by $0.7 million when compared to the three months ended June 30, 2009. In September 2009, we entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors and to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, we have recorded $0.9 million in revenue in the current fiscal year, with no comparable revenue in the prior year.

Gross Margin. The overall gross margin as a percentage of sales for the nine months ended June 30, 2010 increased from 26% to 48% when compared to the nine months ended June 30, 2009. While revenues have increased year over year, as discussed above, there was not a corresponding increase in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses decreased by $0.2 million or 25% for the nine months ended June 30, 2010, when compared to the same period in fiscal 2009. As we are conducting detailed analyses of the available trial data and plan to seek accelerated and/or conditional approval with the FDA and EMEA as discussed herein, coupled with the limited financing available to us, we have been reducing our R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Worcester, Massachusetts on December 8, 2008.

General and administrative expenses decreased from $2.2 million to $1.7 million year over year, due, in large to a decrease in compensation expense and professional fees.

Other Income (Expense). Other expense for the nine months ended June 30, 2010 includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank and Southwest Bank, interest on other long-term debt, as well as interest on short-term loans from affiliates. Total interest expense for the nine months ended June 30, 2010 and 2009 was $5.6 million and $5.0 million, respectively. We have continued to accrue interest on all our outstanding obligations while in Chapter 11. Furthermore, our voluntary petition for bankruptcy on November 10, 2008, triggered default provisions on certain of our pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. We have accrued interest at the applicable default rates while in Chapter 11 proceedings due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Bankruptcy Court at a future date.

Other expense for the first nine months of fiscal 2010 and 2009 also includes a loss of $8.3 million and $1.2 million, respectively, on derivative liabilities. Some of our outstanding debt as well as some of our outstanding warrants contain contingent conversion and exercise provisions which we are required to record as liabilities, at fair value. The values of these liabilities vary directly with the trading price of our outstanding common stock. The trading price of our common shares increased by approximately 180% for the nine months ended June 30, 2010 resulting in a corresponding increase in the value of these liabilities. The warrants and conversion rights granted arise from our pre-petition obligations and are thus subject to compromise through our reorganization proceedings.

Reorganization Items.

Professional Fees: $339,000 and $278,000 were incurred for the nine months ending June 30, 2010 and 2009, respectively, for legal and other professional fees as a result of our Chapter 11 proceedings.

Provision for rejected lease: In an effort to decrease operating expenses, we rejected and terminated our lease in Worcester, Massachusetts, effective on December 8, 2008, through our reorganization proceedings. We initially recorded a net provision of $0.6 million to allow for damages resulting from the rejection of this unexpired lease, which are treated by the Bankruptcy Code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. This claim was settled on July 17, 2009, through an approved order by the Bankruptcy Court, for a one-time payment of $14,000 issued on September 15, 2009.

Provision for indemnity agreements: The unsecured promissory notes we issued to Pulaski Bank and Trust Company (“Pulaski Bank”) and Southwest Bank of St. Louis (Southwest Bank”) are guaranteed by individuals affiliated with us or our parent company, Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event we default, resulting in a payment to the lenders by the guarantors, we agreed to compensate each affected guarantor by issuing a number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for approximately $1.8 million in our Chapter 11 proceedings. We have recorded this amount as a provision in liabilities subject to compromise on the accompanying balance sheet as of June 30, 2010.

Non-Controlling interest in earnings from variable interest entities. Our statement of operations also includes a $294,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax Credit transactions discussed below.

Liquidity and Capital Resources

At June 30, 2010, we had an accumulated deficit of approximately $153 million and a working capital deficit of approximately $84 million, including those liabilities subject to compromise through our Chapter 11 proceedings. We intend to attempt to meet our cash requirements through proceeds from our debtor-in-possession line of credit, cell culture and instrument manufacturing activities, the use of cash on hand, trade-vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 proceedings, and short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. Our ability to continue present operations, pay our liabilities as they become due, and meet our obligations for vaccine development is dependent upon our ability to obtain significant external funding in the very short term.

Additional sources of funding have not been established; however, additional financing is currently being sought from a number of sources, including through the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. We are currently in the process of exploring these various financing alternatives. There can be no assurance that we will be successful in securing such financing at commercially acceptable terms, if at all. Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and continue our product development efforts is dependent upon our ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding in the very near term, which raises substantial doubt about our ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if we determines it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

New Market Tax Credit Transactions

April 2006 NMTC Transaction5:

On April 25, 2006, our wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia, our majority shareholder, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, we closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the Laurus Note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into our restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between ourselves and Laurus. Accentia, Analytica International, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc. and Analytica International, Inc., as well as the Company’s and Accentia’s membership interests in Biolender, which was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, we formed, along with Accentia Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two directors of Accentia. On April 27, 2006, we redeemed 10 million shares of common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, we entered into a Purchase Agreement with Accentia whereby we purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, we issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest.

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

[5]

In July 2010, we and certain of our affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, all of our subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) as well as to make payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013 (the “Loan”). The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. We also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of our common stock over a period of nine-years at a fixed price of $1.30 per share. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00 per share.

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

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4 million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $0.1 million resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in the Fund to us near the maturity of the instruments at a price of $0.18 million. Management has concluded that the fair value of U.S. Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $0.18 million U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.18 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. Biovax entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the regulations promulgated thereunder (the “Regulations”), and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the loan by the lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) we, along with Biovax will operate consistently with the Asset Purchase Agreement between us and Biovax, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

We, along with Accentia and certain members of both of our board of directors entered into a guarantee arrangement with the CDE for the debt service of Biovax. We have guaranteed 100% of the debt service while our directors and Accentia’s directors have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. We issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. We also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

December 2006 NMTC Transaction6:

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

On December 8, 2006, Accentia loaned us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, into shares of our common stock at a conversion price of $0.32 per share. Upon the closing of Transaction II, we repaid Accentia $1.1 million. The remaining $2.0 million of principal and all the accrued and unpaid interest is included in liabilities subject to compromise in the accompanying June 30, 2009 consolidated balance sheet as the result of our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, filed on November 10, 2008.

In contemplation of Transaction II, we formed Biolender II. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to us under the Accentia Note, funded the purchase of a 100% equity interest in Biolender II for our benefit. Our entire equity interest of $5.6 million in Biolender II has been pledged to Laurus as collateral to secure the Laurus Note.

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

[6]

In July 2010, we and certain of our affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, all of our subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Code, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II’s interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

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

AutovaxID used the proceeds from the $7.7 million promissory note to pay Biovest $6.1 million pursuant to a License and Asset Purchase Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

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

Biolender II and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in Fund II to us near the maturity of the instruments at a price of $120,000. Management has concluded that the fair value of U.S. Bancorp’s investment in Fund II at maturity of both notes (approximately $100,000) would be less than the $120,000 U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

AutovaxID does not have the right to prepay the CDE II Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE II Loan after this date, provided that (i) it prepays the entire CDE II Loan amount, (ii) CDE II consents to such prepayment and U.S. Bancorp and the managing member of CDE II agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or certain individuals who provided guaranties in Transaction II (the “Individual Guarantors”) under the Tax Credit and Reimbursement and Indemnity Agreement pay to U.S. Bancorp the recapture amount so specified in such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, U.S. Bancorp, AutovaxID and us.

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. AutovaxID has entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the loan by the lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

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

As a result of our Chapter 11 filing on November 10, 2008, AutovaxID discontinued interest payments due on the QLICI promissory note.

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

Potential Dilutive Effect of Outstanding Stock Options, Warrants and Convertible Debt:

We have outstanding options, warrants and convertible debt pursuant to which we may be required to issue additional shares of our common stock. These dilutive securities are described in footnotes to our Consolidated Financial Statements for the fiscal year ended September 30, 2009, which were filed as part of our Annual Report on Form 10-K.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Clinstar litigation:

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

Bankruptcy proceedings:

On November 10, 2008, we filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving us were automatically stayed as a result of this Chapter 11 filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by us in the Chapter 11 proceedings.

On May 14, 2010, the Company filed its Joint Plan of Reorganization. Subsequent to the period of this report, on July 2, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

Other proceedings:

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

NMTC Transactions I and II Compromises:

In July 2010, we and certain affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I (see Item 2 of Part I of this Quarterly Report for further discussion of this transaction) in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, all subsidiary Guaranties from affiliates and third parties and all our other obligations to all parties to Transaction I will be terminated.

In July 2010, we and certain affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II (see Item 2 of Part I of this Quarterly Report for further discussion of this transaction) in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, the Guaranty by our parent, Accentia, all subsidiary Guaranties from affiliates and third parties and all our other obligations to all parties to Transaction II will be terminated.

Grant of Orphan Drug Designation for BiovaxID®:

On July 9, 2010, the FDA granted Orphan Drug designation to BiovaxID for treatment of mantle cell lymphoma (“MCL”). With FDA Orphan Drug designation, we have a seven-year period of market exclusivity for BiovaxID upon approval, thereby offering competitive protection from similar drugs of the same class. Orphan Drug designation also provides us with eligibility to receive potential tax credit benefits, potential grant funding for research and development and significantly reduced filing fees for marketing applications.

Bankruptcy Proceeding:

On July 2, 2010, we filed our Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 16, 2010	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: August 16, 2010	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)