Form 10-K
period 2010-09-30
BIOVEST INTERNATIONAL INC
filed 2010-12-14
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-11480

BIOVEST INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

324 South Hyde Park Avenue, Suite 350

Tampa, Florida 33606

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of March 31, 2010, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Pink Sheets, was approximately $45,203,000.

As of November 30, 2010, there were 136,656,619 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

PART I

ITEM 1.	BUSINESS

In this annual report on Form 10-K, unless the context indicates otherwise, references to “Biovest,” “the Company,” “our company,” “we,” “us,” and similar references refer to Biovest International, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2010” or “fiscal 2010” means the 12-month period ended September 30, 2010.

General

As a result of our collaboration with the National Cancer Institute (NCI), Biovest International, Inc. (other OTC: “BVTI”) is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (FL), mantle cell lymphoma (MCL) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under our Investigational New Drug Application (IND) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as, a Phase 2 clinical trial in MCL patients. We believe that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these life-threatening diseases.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID™. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. We are collaborating with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which we anticipate will minimize the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

Corporate Overview

We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our name was changed to Cellex Biosciences, Inc. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware.

In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but un-issued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment received from Accentia was $20 million. We continued to be a reporting company under Section 12G of the Securities Exchange Act of 1933 following the investment of Accentia.

Filing of Voluntary Petitions in Chapter 11

On November 10, 2008, we, and our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11. The reorganization cases were being jointly administered with our parent company, Accentia under Case No. 8:08-bk-17795-KRM (the “Chapter 11”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

PRODUCTS

Therapeutic Cancer Vaccine — BIOVAXID®

The Human Immune System

The immune system functions as the body’s natural defense mechanism for identifying and killing or eliminating disease-causing pathogens, such as bacteria, viruses, or other foreign microorganisms. However, with regard to cancer, including lymphomas, the immune system’s natural defense mechanism is believed to be largely thwarted by natural immune system mechanisms which seek to protect “self-cells” from attack. In humans, the primary disease fighting function of the immune system is carried out by white blood cells (leukocytes), which mediate two types of immune responses: innate immunity and adaptive immunity. Innate immunity refers to the broad first-line immune defense that recognizes and eliminates certain pathogens prior to the initiation of a more specific adaptive immune response. While the cells of the innate immune system provide a first line of defense, they cannot always eliminate or recognize infectious organisms. In some cases, new infections may not always be recognized or detected by the innate immune system. In these cases, the adaptive immune response has evolved to provide a highly-specific and versatile means of defense which also provides long-lasting protection (immune memory) against subsequent re-infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria, and tetanus. We believe that BiovaxID creates an adaptive immune response to cancerous B-cells.

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

Since B-cell cancers such as non-Hodgkin’s lymphoma (NHL) are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that is distinct from those found on normal B cells. The idiotype maintained on the surface of each B-cell lymphoma serves as the tumor-specific antigen for the BiovaxID cancer vaccine.

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

In the case of cancer and other diseases, immunotherapies are designed to activate a person’s immune system in an attempt to combat the disease. There are two forms of immunotherapy used to treat diseases: passive and active. Passive immunotherapy is exemplified by the intravenous infusion into a patient of antibodies specific to the particular antigen. While passive immunotherapies have shown clinical benefits in some cancers, they require repeated infusions and can cause the destruction of normal cells in addition to cancer cells. An example of passive immunotherapy to treat lymphoma is monoclonal antibodies such as rituximab. An active immunotherapy, on the other hand, seeks to generate a durable adaptive immune response by introducing an antigen into a patient, often in combination with other components that can enhance an immune response to the antigen. BiovaxID is an example of active specific immunotherapy. Although active immunotherapies have been successful in preventing many infectious diseases, their ability to combat cancers of various types has been limited by a variety of factors, including the inability of tumor antigens to elicit an effective immune response, difficulty in identifying suitable target tumor antigens, inability to manufacture tumor antigens in sufficiently pure form, and inability to manufacture sufficient quantities of tumor antigens.

Nevertheless, in 2010 one active immunotherapy, Provenge® developed by Dendreon Corporation, received marketing approval from the FDA. This represents the first case of an active immunotherapy to successfully gain marketing approval in the U.S. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

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

Non-Hodgkin’s Lymphoma (NHL)

NHL is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviors and responses to treatment. BiovaxID has been studied in two distinct forms of non-Hodgkin’s lymphoma, namely, FL and MCL. NHL is the fifth most common type of cancer in the U.S., with an estimated prevalence of 438,325 cases in 2007 in the U.S. NHL accounts for 5% of all cancer deaths in the U.S. NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. According to the NCI, in 2009 it is estimated that 65,980 new cases of NHL will be diagnosed and 19,500 Americans will die from the disease, with a comparable number estimated in Europe.

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

Follicular Lymphoma

Indolent (slow growing) and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is FL. Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL. The U.S. prevalence (number of cases) for FL is estimated to be 100,603 cases in 2006. We have conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under our IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median survival reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of improvements in the standard of care for FL.

The current standard of care for treatment of advanced, bulky follicular lymphoma (bulky Stage II, Stage III-IV) as specified by the National Comprehensive Cancer Network includes initial treatment of newly-diagnosed patients with rituximab-containing chemotherapy. Rituximab is a monoclonal antibody (an immune protein capable of selectively recognizing and binding to a molecule) which targets a protein primarily found on the surface of both healthy and cancerous B cells, known as CD20. Accordingly, rituximab seeks to bind and destroy all B-cells, including healthy B-cells, as a means of controlling the progression of FL in treated patients.

Rituximab and other biologics currently approved for lymphoma are characterized as “passive immunotherapies”. Following administration, rituximab exerts its effects primarily through an unselective and near total destruction of a patient’s B-cells, including malignant as well as healthy B-cells. Rituximab and other passive immunotherapies are often administered in sequential, repeated doses to achieve their effect, and following cessation of administration are over time eliminated from the patient’s circulation by normal bodily functions. Rituximab is characterized as a targeted therapy since it targets CD20, which is present on both healthy and tumor cells. Rituximab is manufactured in bulk and is not considered to be a personalized therapy.

By comparison, BiovaxID is characterized as an “active immunotherapy”. Active immunotherapies attempt to stimulate the patient’s immune system to respond to a disease. “Specific active immunotherapies” such as BiovaxID specifically seek to induce cellular and/or humoral immune responses focused on specific antigens present on a diseased cell (such as a tumor cell). As a specific, active immunotherapy, BiovaxID targets only the cancerous B-cells while sparing healthy B-cells. Accordingly, BiovaxID is highly targeted. BiovaxID is manufactured specifically and entirely for each patient and is considered to be a highly “personalized therapy”. If approved, BiovaxID will represent the only specific active immunotherapeutic approved for the treatment of FL and therefore will represent a new class of drugs that provide a new therapeutic option for patients with lymphoma.

The EMEA has recently approved the use of two years of rituximab maintenance therapy in FL patients responding to first line chemo-immunotherapy. In this context, patients receive rituximab repeatedly over a period of two years, during which the agent seeks to deplete all B-cells in the body in an attempt to extend tumor remission. BiovaxID, if approved, would likewise be considered to be a “maintenance” or remission consolidation therapy. However, BiovaxID differs from rituximab maintenance therapy in that BiovaxID is administered for a 6-month period during which it seeks to establish a targeted and persistent immune response to the patient’s tumor. BiovaxID seeks to establish an adaptive immune response which be can come into play and destroy the tumor cells every time the patient’s trained immune system encounters the specific tumor target.

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

Mantle Cell Lymphoma (MCL)

MCL is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median overall survival for MCL has been cited as 3 to 5 years and the disease currently lacks a consensus standard of care. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which approximately one half are in the U.S.

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

Currently upon first diagnosis of MCL patients are often evaluated for eligibility for autologous stem cell transplantation (autoSCT). Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat the patient’s tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for autoSCT receive either R-CHOP (rituximab, cyclophophamide, doxorubicin, vincristine, prednisone) followed by autoSCT or R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high dose methotrexate and cytarabine) followed by observation. Although these therapeutic approaches do yield high response rates, they are associated with high rates of treatment discontinuation, high risk of myelodysplastic syndrome, and high mortality rates. Consequently, the considerable toxicity associated with these regimens largely limits these options primarily to a select subset of the MCL patients who are younger and better fit to tolerate these high-intensity treatments. However, even this subset ultimately gains only modest benefits from existing treatment options. Moreover, the use of these more aggressive regimens appears not to result in superior overall survival as compared to standard therapies. Given that the median age for newly diagnosed mantle cell lymphoma patients is 60 years, less aggressive therapeutic approaches are needed.

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

BiovaxID Clinical Trials

Phase 2 Clinical Trial of BiovaxID for Treatment of Follicular Lymphoma (FL)

In 1994, the Phase 2 clinical trial was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission. All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (PCR) analysis both at diagnosis and after chemotherapy, despite being in complete remission. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions and uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte–monocyte colony-stimulating factor (GM-CSF) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999).

Phase 2 Clinical Trial of BiovaxID for Treatment of Mantle Cell Lymphoma (MCL)

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received six cycles of EPOCH-R (which is an chemo-immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved complete response (CR) and 8% achieved partial response (PR). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with KLH on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and 6 months starting at least 3 months post-chemotherapy.

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

Phase 3 Clinical Trial of BiovaxID for Treatment of Follicular Lymphoma (FL)

Overview and Objectives. In January 2000, the Phase 3 clinical trial in FL was initiated by the NCI. The Phase 3 clinical trial was a multi-center, double-blind, randomized, controlled clinical trial that was designed to confirm the results reported in the NCI’s Phase 2 clinical trial.

As studied in the Phase 3 clinical trial, BiovaxID consisted of the patient-specific idiotype protein (Id) derived from the patient’s cancer cells conjugated or combined with keyhole limpet hemocyanin (KLH immunogenic carrier protein) and administered with granulocyte-monocyte colony stimulating factor (which is known as GM-CSF and which is a biological response enhancer). The comparator studied in the Phase 3 clinical trial was a control vaccine consisting of keyhole limpet hemocyanin (KLH) and administered with granulocyte-monocyte colony stimulating factor (GM-CSF; a biological response enhancer). Accordingly, the only difference between BiovaxID and the control vaccine was the inclusion of the idiotype protein from the patient’s own tumor in BiovaxID. BiovaxID or control vaccine were administered following chemotherapy (also referred to as induction therapy) with a drug combination referred to as PACE. Induction therapy represents the “first-line” treatment for FL patients and attempts to induce complete tumor remission as defined by radiological evidence (CT scans). In FL, patients treated with the current standard of care often achieve complete remission but these remissions almost always are of limited duration and most treated patients must eventually be re-treated for their disease. In the majority of cases, however, even with re-treatment, the disease often relapses and develops resistance to therapy, leading to a need for bone marrow transplant and eventually resulting in the death of the patient. In the Phase 3 clinical trial, patients who achieved complete response following induction therapy were assigned to a limited waiting period prior to vaccination to allow for immune reconstitution following the induction chemotherapy. Patients who relapsed during this immune reconstitution period did not receive either BiovaxID or control treatment. Patients who maintained their complete remission following this immune recovery period received either BiovaxID or control administered as five subcutaneous injections monthly over a six month period (one month was skipped).

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

Biopsy, Chemotherapy, and Immune Recovery. Prior to chemotherapy, a small tumor biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material necessary to manufacture BiovaxID. Following this biopsy patients were initially treated with PACE chemotherapy (a combination of prednisone, doxorubicin, cyclophosphamide, etoposide) in order to induce a complete response (CR) or a complete response unconfirmed (CRu) as measured by CT radiological scans.

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

Randomization to Immune Recovery Followed by BiovaxID or Control. When the NCI designed the Phase 3 clinical trial protocol, a decision was made to randomize patients immediately after completion of chemotherapy and to not wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy successfully and were randomized.

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

Trial Enrollment and the Use of Rituximab-Containing Induction Chemotherapy. During the course of the Phase 3 clinical trial, the standard of care for induction chemotherapy in FL changed to include rituximab, which reduced the ability to recruit and enroll patients into the study. In order to facilitate enrollment in the clinical trial, we amended the study protocol in 2007 to permit the use of a rituximab-containing chemotherapy regimen (CHOP-R), as induction therapy. However, the FDA requested that we abstain from vaccinating any patients who received CHOP-R and we did not vaccinate any of the patients who received CHOP-R chemotherapy under the clinical trial protocol.

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

As of April 15, 2008, when the clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized in the Phase 3 clinical trial, which was less than the original clinical trial plan which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the clinical trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, we believe that the randomized nature of our clinical trial yields a valid conclusion because the baseline characteristics of the patients in the two groups were balanced, the allocation to treatment arms was concealed, and the study was double-blinded.

Results of Phase 3 Clinical Trial

As reported at the plenary session of the Annual Meeting of the American Society of Clinical Oncology (ASCO 2009, Orlando, FL), the patient cohort of the 177 All Randomized patients (which included 117 (66%) Treated Patients and 60 (35%) patients who were not treated) did not demonstrate statistically significant difference in median DFS from randomization between treatment and control arms.

Figure 3. Disease-free survival (DFS) according to study group for all randomized patients (N = 177). Kaplan-Meier actuarial curves for DFS for all randomized patients are shown according to their study group of Id-KLH+GM-CSF (N = 118) or KLH+GM-CSF (N = 59). The number of events, median, and 95% confidence intervals for each group are also presented.

At ASCO, we further reported the median DFS data for the patients who received at least one vaccination either with BiovaxID or control. In this cohort of 117 patients, which represents a modified intent-to-treat population, median DFS was 13.6 months longer in patients who received BiovaxID compared to patients who received control. This analysis reflects the prospectively defined primary clinical trial objective. Accordingly, there were 60 patients who were randomized but who did not receive either BiovaxID or control and who are not included in this analysis. Of these 117 treated patients, 76 patients received at least one dose of BiovaxID (referred to as the BiovaxID Arm) and 41 patients received at least one dose of control (referred to as the Control Arm). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 mo (range 12.6-89.3 mo), a statistically significant improvement of 13.6 months was observed in DFS between patients in the BiovaxID Arm (44.2 mo), versus the Control Arm (30.6 mo) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of overall survival (OS) has not yet been reached for either group due to the length of follow-up to date.

Figure 4. Disease-free survival (DFS) according to study group for the randomized patients who received blinded vaccinations (N = 117). Kaplan-Meier actuarial curves for DFS for the randomized patients who received at least one dose of the Id-KLH+GM-CSF (N = 76) or KLH+GM-CSF (N = 41) are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Analysis of Patients by Isotype. A typical antibody (immunoglobulin), including the lymphoma idiotype expressed on the surface of each cancerous lymphoma cell, is composed of protein “heavy chains” and “light chains”. In humans, the heavy chains are classified as IgG, IgM, IgA, IgD and IgE, and the light chains are classified as either kappa or lambda. The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain” (Figure 5). Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. Figure 5 below illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype. Accordingly, an antibody may be referred to as IgG-isotype or IgM-isotype depending on its heavy-chain classification. In the normal immune response, antibody isotypes may have different roles and may help direct the appropriate immune response. The small region at the tip of the antibody is known as the “variable region”, or antibody binding site, and the balance of the isotype is known as the “constant region”. When we manufacture BiovaxID, we screen each patient’s tumor cells obtained by biopsy for the isotype. Approximately 60% of patients with FL are diagnosed with tumors expressing an IgM isotype and approximately 40% of patients bear tumors expressing an IgG isotype. In rare cases (<1%), patients are diagnosed with another isotype (e.g. IgA). Infrequently, the patient’s tumor also contains cells with one or more isotype (a heterogenous or “mixed” isotype); in these patients we select either an IgG or IgM isotype for manufacture of BiovaxID. Each patient’s tumor isotype can be readily determined by standard analytical techniques (flow cytometry) at the time of the patient’s tumor biopsy. In both the Phase 2 and Phase 3 clinical trials, the determination of tumor heavy-chain isotype determined the specific manufacturing and purification process used to make that patient’s vaccine. For patients who have tumors expressing an IgG (or an IgG-containing “mixed” isotype), we manufacture an IgG isotype vaccine and for patients determined to have tumors expressing an IgM (or an IgM-containing “mixed” isotype), we manufacture an IgM vaccine. Due to our manufacturing process (rescue fusion hybridoma), the isotype (IgG or IgM) of the tumor is directly reproduced in each patient’s vaccine so that each patient’s BiovaxID vaccine matches the patient’s original tumor isotype (IgG or IgM).

Figure 5: The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain”. Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. The figure illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype.

Preclinical data indicates that the ability to develop an immune response differs between IgM-isotype and IgG-isotype idiotypes. The IgG-isotype idiotype was reported to be tolerogenic, meaning that the immune response against the specific tumor target is suppressed. On the other hand, the IgM-isotype idiotype was reported to be highly immunogenic, meaning that it induces an ample, persistent immune response against the specific tumor target. The unique feature of our trial- the manufacturing and administration of tumor-matched isotype idiotype vaccines- allowed us to investigate whether these preclinical data translate into differential clinical efficacy of the two isotype vaccines in our clinical trial.

Figure 6. The vaccines produced for each individual patient consist of the tumor idiotype with the same isotype as the tumor cells from which the vaccine was produced. Therefore, patients with IgM isotype tumors received IgM vaccine, and patients with IgG isotype tumors received IgG vaccine manufactured from their own tumor cells.

We analyzed differences in median DFS in vaccinated patients in our Phase 3 clinical trial separately by tumor isotype. There were 35 IgM isotype patients who received BiovaxID and 25 IgM isotype patients who received control. There were 40 IgG isotype patients who received BiovaxID and 15 IgG isotype patients who received control. Two patients had mixed IgM/IgG biopsy isotypes and were excluded from this analysis. The baseline characteristics of the patients who received either IgM or IgG vaccine were balanced between each respective BiovaxID and control group.

In the IgM isotype group we observed that patients who were treated with isotype-matched BiovaxID had significantly longer DFS (52.9 months, versus 28.7 months) than patients with IgM isotype tumors who received control vaccine (Figure 7). In contrast, in the IgG isotype group, there was no difference in median DFS between the patients who received isotype-matched BiovaxID and the patients with IgG isotype tumors who received control vaccine (Figure 8). Although a separate manufacturing process is prescribed for the IgM isotype and for the IgG isotype, the trial protocol did not include planned analyses to address a subset efficacy analysis by isotype.

Figure 7: Disease-free survival (DFS) for the randomized patients with tumor IgM heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgM isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 8: Disease-free survival (DFS) for the randomized patients with tumor IgG heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgG isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 9: Shown is a standard statistical analysis (Kaplan-Meier survival curves) used to measure the fraction of patients free of disease for a certain amount of time after treatment. In this Figure, IgM-isotype patients who receive an IgM-isotype vaccine are compared with IgG-isotype patients who received an IgG-isotype vaccine compared with all control patients (patients with both IgM-isotype and IgG-isotype).

Our clinical trial has two unique manufacturing features, where (1) the vaccine consists of the full structure of the idiotype protein (that is, both the variable and the constant regions of the immunoglobulin), and (2) the idiotype of the vaccine matches the idiotype of the patient’s own tumor. These unique features allowed us to be the first to investigate the clinical efficacy implications of the two tumor isotypes. The prior Phase 3 clinical trials of FL idiotype vaccines conducted by Genitope Corporation and Favrille, Inc. used a manufacturing process known as recombinant manufacturing that universally linked the patient’s variable region of the idiotype into an IgG isotype without regard to the actual isotype of each patient’s tumor. We believe that the use of an IgG isotype was due to the comparative ease of manufacture and purification of IgG proteins as well as to their relatively long half-life. There are two implications of the manufacturing processes used by these prior trials: (1) clinical efficacy cannot be compared by isotype group; and (2) the lack of clinical efficacy observed in these trials may be due to the tolerogenic effect of the universal IgG isotype used in the vaccine manufacturing. As such, we believe that our analysis by tumor isotype may provide profound insight into the efficacy of BiovaxID and may also suggest methods by which cancer vaccines in general could be developed in the future.

BiovaxID® Regulatory Status

We are currently preparing to discuss with the FDA and potentially international regulatory agencies the next steps required to achieve potential marketing approval of BiovaxID. In preparation for these anticipated discussions, we are continuing to analyze data available from the Phase 3 clinical trial so that we can have as comprehensive as possible discussions regarding the safety and efficacy results of our Phase 3 clinical trial. In addition, we continue to advance our efforts to comply with various regulatory validation and comparability requirements related to our manufacturing process and facility. We anticipate conducting additional regulatory discussions with the FDA in 2011.

BiovaxID® Manufacturing Process and Facility

Manufacturing Process

The BiovaxID manufacturing production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to our facility in Minneapolis, Minnesota. At our facility, we identify the idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. Additionally, we identify whether the isotype is IgM or IgG. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line K6H6) from Stanford to create a hybridoma or hybrid cell.

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

Figure 10: Individualized Manufacturing Process for BiovaxID immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with our proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow-fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In the Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

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

The vaccine is administered in conjunction with granulocyte macrophage colony- stimulating factor (GM-CSF), a natural immune system growth factor that is administered with the idiotype vaccine to stimulate the immune system and increase the response to the idiotype vaccine. In the clinical trials patients were administered five monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

We estimate that an average of three (3) months is required to manufacture each vaccine, which for most patients may overlap the time period when induction chemotherapy is being administered. While the manufacturing process for the BiovaxID vaccine is highly personalized to each patient we consider it to be highly controlled and predictable. During the Phase 3 clinical trial we experienced approximately 95% success rate in manufacturing vaccines. The most common reason for a failure to successfully produce a patient’s vaccine were the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process.

Manufacturing Facility

BiovaxID is a personalized medicine which is produced separately for each individual patient through a laboratory process based on the patient’s own tumor cells derived by biopsy. Following regulatory approval of BiovaxID, we plan to produce BiovaxID in our existing leasehold space located in Minneapolis, Minnesota. In order to facilitate the regulatory process, we are preparing a dedicated suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory process advances toward completion, we anticipate expanding our lease hold space and the dedicated manufacturing facility as required to meet anticipated commercial requirements. During the Phase 3 clinical trial, BiovaxID was produced at our facility in Worcester, Massachusetts. Because we have relocated the site of the manufacturing process to our Minneapolis facility following the clinical trials and because we are expanding that facility, we are currently in the process of attempting to demonstrate to the FDA that the product under these new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement will also apply to future expansions of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful commercialization of the vaccine. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID™ instrument. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

Instruments and Disposables

We sell hollow-fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

AUTOVAXID™

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. We plan to utilize the AutovaxID technology to streamline commercial manufacture of our proprietary anti-cancer vaccine, BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with U.S. Food and Drug Administration Good Manufacturing Practices (GMPs). In September 2009, we entered into a contract with the U.S. Department of Defense (DoD) to further develop and modify the AutovaxID instrument including for purposes of applying this technology to applications of potential military interest, including research and production of antiviral vaccines such as those targeting influenzas.

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

In addition to instruments sales, we have recurring revenue from the sale of hollow-fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with our instruments. Revenues from such disposable products represented approximately 36% and 45% of our total revenue from this business segment for the fiscal years ended September 30, 2010 and 2009 respectively.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

We manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $1.2 million (approximately 22%) and $1.5 million (approximately 41%) in revenues for the fiscal years ended September 30, 2010, and 2009 respectively.

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

COMPETITION FOR BIOVAXID

If approved, BiovaxID® will be required to compete with currently approved therapies, as well as therapies which may be approved in the future. There are currently no approved active immunotherapeutic drugs which seek to induce an adaptive, specific and durable immune response to identify and eradicate the residual lymphoma cells remaining after a patient achieves remission in an effort to extend that remission or avoid relapse. BiovaxID is a therapy designed to be administered to lymphoma patients who have achieved complete remission after initial chemotherapy treatment. If approved, BiovaxID would represent a new class of drugs available to treat FL potentially offering a new treatment option for FL patients.

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines (MyVaxTM developed by Genitope Corporation and Specifid™ developed by Favrille, Inc.) which were studied in Phase 3 trials in FL patients did not report statistically significant clinical benefit and we believe are no longer under development. There are fundamental structural differences between BiovaxID and the personalized cancer vaccines developed by Genitope Corporation and Favrille, Inc.; Genitope and Favrille manufactured their respective vaccines with IgG isotypes without regard to the patient’s actual isotype and the clinical trial designs under which the clinical efficacy of these vaccines were tested were different, which we believe explain why BiovaxID achieved significant clinical benefit while the other vaccines did not.

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

If approved to treat FL, BiovaxID will face competition from the then current standard of care recognized to treat FL. Today, the standard of care to treat FL generally includes therapies that contain rituximab. Penetrating a market and achieving usage by physicians and patients in the face of an established standard of care is anticipated to represent a significant challenge.

If BiovaxID is approved for treatment of MCL, it will be required to compete with other approved and/or development therapies for the treatment of MCL. There are currently no FDA-approved therapies for the first line treatment of MCL and the only approved therapy, bortezomib (Velcade®) is indicated for patients in relapse.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow-fiber perfusion process, instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have four (4) issued U.S. patents. Additionally, we have filed several patent applications that are pending. The expiration dates of our presently issued U.S. patents range from October 2011 to November 2017. A list of our active U.S. patents and published U.S. and foreign patent applications are as follows:

Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date

5,330,915	PRESSURE CONTROL SYSTEM FOR A BIOREACTOR by John R. Wilson	Oct. 18, 1991/Jul. 19, 1994	Oct. 18, 2011

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

5,998,184	BASKET-TYPE BIOREACTOR by Yuan Shi	Oct. 8, 1997/Dec. 7, 1999	Oct. 8, 2017

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date
US 2009/0215022	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Aug. 27, 2009

US 2009/0269841	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	Nov. 20, 2008/Oct. 29, 2009

EP 2027247	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	May 21, 2007/Feb. 25, 2009

EP 2029722	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Mar. 4, 2009

WO 2010/042644	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES by Angelos M. Stergiou et al.	Oct. 7, 2009/Apr. 15, 2010

WO 2010/048417	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2010

We have recently filed a number of provisional patent applications asserting claims largely based on or related to various aspects of our analysis of clinical benefit based on isotype.

We also possess licensed intellectual property used in the development and manufacture of the BiovaxID vaccine. The BiovaxID vaccine is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford University. This is significant, because we believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Francis E. O’Donnell, Jr., M.D.	60	Chief Executive Officer (“CEO”), Chairman & Director

Samuel S. Duffey, Esq.	65	President and General Counsel

Alan M. Pearce	61	Chief Financial Officer (“CFO”)

Francis E. O’Donnell, Jr., M.D. was appointed our Chief Executive Officer and Chairman in February 2009. Since 2003, Dr. O’Donnell had been a Director and Vice-Chairman (non-executive) of our Company. Dr. O’Donnell is the Chairman, CEO and a director of Accentia, our parent corporation since its inception in 2002. He is also the Chairman and a Director of BioDelivery Sciences International, Inc. (“BDSI”). Dr. O’Donnell was the founder and for more than the last five years has served as manager of The Hopkins Capital Group (“HCG”), an affiliation of limited liability companies which engage in business development of disruptive healthcare technologies. Included in companies in which HCG entities are significant stockholders include Accentia and BDSI. Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received his specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and he has been awarded over 34 U.S. Patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University. We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our Board of Directors.

Samuel S. Duffey, Esq. was appointed our President and General Counsel in February 2009. Mr. Duffey has been General Counsel of Accentia since April 2003 and on December 2, 2008 was also appointed President of Accentia. Prior to that, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University. We believe that Mr. Duffey’s experience and skills make him a qualified and valuable member of our management team. Mr. Duffey has been instrumental in facilitating our capital raises and was instrumental in managing our Company through the very complex Chapter 11 process

Alan M. Pearce has been our CFO since December 2007. Mr. Pearce has served as a director and CFO of Accentia since August 2004. Prior to serving as Accentia’s CFO, Mr. Pearce served as Senior Vice President, Financial Services for McKesson Corporation, a large publicly traded healthcare company, from April 1999 to March 2004. He also previously served as a director and a member of the finance committee of XL Insurance Company. From September 2002 to September 2005, Mr. Pearce served as a director of BioDelivery Sciences International, Inc. Mr. Pearce is a graduate of Georgia Tech, where he earned a B.S. degree in Industrial Management, and the University of Texas, where he earned an MBA degree in finance. We believe that Mr. Pearce’s experience and background make him a qualified and valuable member of our management team. Specifically, Mr. Pearce’s background in pharmaceuticals and finance make him a valuable resource.

EMPLOYEES

As of September 30, 2010, we had 28 employees (four of which are part-time employees), including five in research and development, six in manufacturing and quality control, seven in contract production services, one in marketing and sales, four in management, and five in finance, accounting, administrative, and clerical positions. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2010 and 2009, we reported net losses of $8.2 million and $14.7 million, respectively and negative cash flow from operating activities of $0.8 million and $1.9 million, respectively. As of September 30, 2010, we have an aggregate accumulated deficit of $149 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the interim analysis for BiovaxID®. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our financial statements for the 2010 fiscal year indicated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our financial statements for the 2011 fiscal year.

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

As of September 30, 2010, we had a working capital deficit of $79.6 million, including those liabilities subject to compromise through our Chapter 11 proceedings. We expect to continue to incur substantial net operating losses at least until BiovaxID® receives marketing approval, which may never occur, and market acceptance. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Cherry, Bekaert and Holland, LLP, have indicated, in their report to our 2010 financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $8.2 million and $14.7 million in 2010 and 2009, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2011 are anticipated to be insufficient to finance operations without funding from other sources. Historically, we have had difficulty in meeting our cash requirements. We have, in part, met our cash requirements through proceeds from our cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), and by trade-vendor credit. There can be no assurances that management will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We will need substantial additional financing but our access to capital funding is uncertain.

On October 19, 2010, as part of our then pending reorganization, we closed a $7.0 million financing which provides the funds that were required for us to exit our Chapter 11 proceeding and also provide our current working capital. During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. We have outstanding indebtedness which as of November 17, 2010, the effective date of our Bankruptcy Plan, aggregates to approximately $40.0 million. Our debt is secured by our assets and may make procuring additional debt or equity financing more difficult or uncertain. Furthermore, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. In addition, we are obligated to pay royalties which will reduce any future potential profit.

Our ability to continue present operations is dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established; however, we anticipate that in the future we will seek additional financing from a number of sources , including, but not limited to, the sale of equity or debt securities, strategic collaborations, recognized research funding programs and domestic and/or foreign licensing of our vaccine and our AutovaxID™ equipment line. There can be no assurance that we will be successful in securing needed financing at acceptable terms, if at all. If adequate funds are not available, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

There is a high risk of failure because we are trying to develop a new anti-cancer vaccine.

We are pursuing a novel patient specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our vaccine is subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

•	our technology or the product based on our technology will be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals;

•	future products based on our technology will be difficult to manufacture on a large scale or at all or will prove to be uneconomical to produce or market;

•	proprietary rights of third parties will prevent us or our collaborators from marketing products;

•	third parties will market superior or equivalent products;

•	technology advances which render our technology or product outdate or less attractive; and

•	the products will not attain market acceptance.

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

In April 2008, we closed our only Phase 3 clinical trial of BiovaxID® with 234 patients enrolled instead of the 563 patients anticipated to be enrolled pursuant to our clinical trial protocol. We announced clinical results based upon a relatively smaller number of patients compared to that planned. Additionally, our only Phase 3 clinical trial randomized patients early into the trial, after the complete remission from chemotherapy was ascertained. Because of failure to maintain complete remission, which was a protocol requirement, about a third of the randomized patients were not vaccinated. We do not know whether the sample size of our Phase 3 clinical trial or the significant clinical benefit demonstrated only in patients who received at least one dose of BiovaxID or control, will be acceptable to the FDA to demonstrate efficacy and safety required to obtain marketing approval.

While the difference in median DFS between patients treated with BiovaxID and patients treated with control in our Phase 3 clinical trial was statistically significant (p value= 0.045), this level of statistical significance did not reach the protocol projected value of 0.01 or better. This analysis of treated patients excludes patients who were randomized but not treated and therefore constitutes a modified intent to treat analysis. An analysis of the intent to treat population, which consists of all randomized patients including those not treated with BiovaxID or control, did not report statistical significance. We do not know the weight the FDA and the other regulatory agencies will give to our modified intent to treat population analysis as compared to the intent to treat population analysis.

The high statistical significance of the clinical benefit observed in patients whose tumor and vaccine had an IgM isotype (p= 0.001) and the lack of clinical benefit in patients whose tumor and vaccine had an IgG isotype bear unequivocal scientific merit. However, we do not know how these results will affect the FDA’s overall review process.

While not universal, it is not uncommon for the FDA to require a second confirming Phase 3 clinical trial, particularly when “high” statistical significance has not been demonstrated. We do not know whether our existing or future clinical trials will be considered by the FDA and/or other regulatory authorities to sufficiently demonstrate safety and efficacy to result in marketing approval without the requirement of additional clinical trials. Because our clinical trials for BiovaxID may be considered to be inconclusive, we may decide, or regulators may require us, to conduct additional clinical trials for this product candidate or cease our clinical trials. If such additional trials are required, they are likely to be highly expensive and time consuming.

The FDA may not permit us to file or process our planned Biologics Licensing Application (BLA) seeking marketing approval. Additionally, we may be permitted to file a BLA but the FDA may ultimately reject or deny marketing approval. The FDA may impose requirements as part of the BLA process, which may frustrate, delay, or render impossible marketing approval or commercialization. In any such event, we might experience significant additional costs and delay. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidate.

We may experience difficulties in manufacturing BiovaxID® or in obtaining approval of the change in manufacturing site or process from the FDA or international regulatory agencies, which could prevent or delay us in the commercialization of BiovaxID.

Manufacturing BiovaxID is complex and requires coordination internally among our employees, as well as, externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing BiovaxID, including:

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in timely shipping of tumor samples to us or in the shipping of BiovaxID to the treating physicians due to errors by third-party carriers, transportation restrictions, or other reasons;

•	destruction of, or damage to, tumor samples or BiovaxID during the shipping process due to the improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or BiovaxID during storage at our facility; and

•	difficulties in ensuring the availability, quality, and consistency of materials provided by our suppliers.

If we experience any difficulties in manufacturing BiovaxID, the commercialization of BiovaxID may be delayed, resulting in delays in generating revenue and increased costs.

In addition, because we have relocated the site of the manufacturing process to our Minneapolis facility following the clinical trials we are required to demonstrate to the FDA that the product developed under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis facility as well as future expansions of the manufacturing facilities, such as the possible expansion to additional facilities that may be required for successful regulatory approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID instrument.

Comparability demonstration requires evidence that the product is consistent with that produced for the clinical trial and continues to be safe, pure, and potent. This demonstration is based on various methods, as recommended in the FDA and ICH regulatory guidelines. If we demonstrate CMC comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. The FDA will determine if comparability data are sufficient to demonstrate that additional clinical studies are unnecessary. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, our clinical trials or FDA approval of BiovaxID may be delayed, which would cause delays in generating revenue and increased costs.

Because the product development and the regulatory approval process for BiovaxID® will be expensive and its outcome is uncertain, we must incur substantial expenses that might not result in any viable product, and the process could take longer than expected.

Regulatory approval of a pharmaceutical product is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of our vaccine, we must demonstrate to the satisfaction of the applicable regulatory agencies that BiovaxID is safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

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

Clinical trials conducted by us or by third parties on our behalf might not be accepted by the FDA or other regulatory agencies as being a sufficient demonstration of safety, efficacy or statistical significance to support the acceptance, processing or approval of our applications to obtain the requisite regulatory approval to market for our products. In such an event, regulatory authorities might require us to conduct additional clinical trials which would be both expensive and time consuming or in the alternative might not permit us to undertake any additional clinical trials for our product candidates.

We have completed a single Phase 3 clinical trial for BiovaxID and the FDA frequently requires a second confirming Phase 3 trial as a condition for approval. Our drug candidate is considered highly personalized because it is manufactured for each patient using material obtained by biopsy from that patient. Personalized drugs are considered unique which may create regulatory uncertainty. We do not have an understanding or agreement with the FDA or international regulatory agencies as to the need for a second confirming trial, the adequacy of our personalized manufacturing process, or the sufficiency, design or size of our clinical trial. Further, we do not know the ultimate impact on the regulatory process which may result from the early stoppage of our clinical trial before all planned patients were enrolled, the appropriateness of analyzing only patients treated with our drug candidate or control which is considered a modified intent to treat population, the impact of analyzing sub-populations of the treated patients such as patients based on the characteristics of the patient’s tumor isotype or any other factor of our trial. Accordingly, we do not know if the FDA will require additional clinical trials, either prior to or in conjunction with approval of BiovaxID. Our initial Phase 3 clinical trial spanned approximately eight years and the completion of any required additional clinical trials or potentially a different trial design would likely take a significant number of years and funding which we currently do not have.

The length of time for a clinical trial generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes we forecast the commencement and completion of clinical development, and have included many of those forecasts in reports filed with the Securities and Exchange Commission and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment and as a result of our reorganization under Chapter 11 of the Bankruptcy Code. Additional delays may occur. Our rate of completion of development efforts could be delayed by many factors. The timing of meetings with regulatory agencies; the requirements, cost and time necessary to prepare for regulatory meetings; and the time, expense and ability to satisfy requests or requirements made by regulatory agencies is uncertain and may vary depending on numerous circumstances and as a result of the analysis of available data. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in vaccine development and the regulatory process.

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market BiovaxID®.

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

Assuming FDA approval of BiovaxID®, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product and cause us to fail.

Manufacturing facilities, and those of any future contract manufacturers, are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulation (QSR), requirements of the FDA. If we or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards, or other regulatory requirements, then the manufacture process could be suspended or terminated, which would harm us.

Competing technologies may adversely affect us.

Rituximab is currently part of the standard of care for the treatment of FL. We believe that rituximab containing therapies are well accepted by both physicians and patients and may constitute a significant competitive challenge for our drug candidate if approved.

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

We are currently engaged in performing additional detailed analyses of the safety and efficacy data generated by our Phase 3 clinical trial of BiovaxID in FL and our Phase 2 clinical trial in MCL. We cannot predict with certainty the results of the analyses, and if the results are negative or inconclusive we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for BiovaxID for FL, MCL or both, or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs.

The clinical trials for BiovaxID® have demonstrated that certain side effects may be associated with this treatment and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

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

Before we can obtain FDA approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the FDA. We plan to establish a dedicated BiovaxID manufacturing facility within our existing Minnesota leasehold space. Therefore, before we can obtain the FDA approval necessary to allow us to begin commercially manufacturing BiovaxID®, we must pass a pre-approval inspection of our BiovaxID manufacturing facility by the FDA. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving our vaccines, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell BiovaxID.

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

In addition, because we relocated the site of the manufacturing process for BiovaxID to our Minneapolis facility following the clinical trials we are required to demonstrate to the FDA that the product that will be manufactured under the new conditions is comparable to the product that was the subject of prior clinical testing. This requirement applies to the relocation at the Minneapolis facility as well as future expansions of the manufacturing facilities, such as the possible expansion to additional facilities that may be required for successful regulatory approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID™ instrument.

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

Our BiovaxID vaccine is based on research and studies conducted at Stanford and the NCI. As a result of published studies, the concept of the vaccine and its composition are in the public domain and cannot be patented by us, the NCI, or any other party. We have filed a PCT patent application on the type of cell media that is used to grow cell cultures in the production of our vaccine, and we have filed a PCT patent application on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. We have obtained and exclusive world-wide license for use of a proprietary cell line which we use to manufacture BiovaxID, but we cannot be certain that we will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. We cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. For example, Bayer Innovation GmbH has commenced a Phase 1 clinical trial for its autologous anti-idiotype lymphoma vaccine produced in a tobacco plant cell line.

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

We currently depend on single source suppliers for critical raw materials used in BiovaxID and other components used in the manufacturing process and required for the administration of BiovaxID. In particular, manufacturing of BiovaxID requires keyhole limpet hemocyanin, or KLH, a foreign carrier protein. We purchase KLH from BioSyn Arzneimittel GmbH, or BioSyn, a single source supplier. We have entered into a supply agreement with BioSyn, pursuant to which BioSyn has agreed to supply us with KLH. The supply agreement has an initial term of three years and is renewable for indefinite additional terms of five (5) years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Under this agreement, BioSyn is not contractually obligated to supply us with the amounts of KLH necessary for commercialization. We have become aware of additional suppliers who now market KLH, but we have not yet established a relationship with these suppliers and have not performed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

When BiovaxID is administered, the administering physician uses a cytokine to enhance the patient’s immune response, and this cytokine is administered concurrently with BiovaxID. The cytokine used by physicians for this purpose is Leukine® sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF. This cytokine is a substance that is purchased by the administering physician and is administered with an antigen to enhance or increase the immune response to that antigen. The physicians who administer BiovaxID will rely on Berlex Inc., or Berlex, as a supplier of GM-CSF, and these physicians will generally not have the benefit of a long-term supply contract with Berlex. Currently, GM-CSF is not commercially available from other sources in the United States or Canada.

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

There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Potential future litigation could result in substantial costs and the diversion of management’s efforts regardless of the merits or result of the litigation. Additionally, from time to time we may engage in the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, and related administrative proceedings that can result in our patent position being limited or in substantial expense to us and significant diversion of effort by our technical and management personnel. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which could subject us to additional difficulties in protecting our intellectual property in those countries.

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

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and whether we introduce to the market new products or processes. Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to- year, and revenue, profits or losses in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price, if any, of our securities.

Our contract cell production services are subject to the potential of product liability claims.

The contract production services for therapeutic products that we offer expose us to a potential risk of liability as the proteins or other substances manufactured by us, at the request of and to the specifications of our customers, could potentially cause adverse effects. We generally obtain agreements from our contract production customers indemnifying and defending us from any potential liability arising from such risk.

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

Our success will depend on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and biopharmaceutical companies, as well as, among other organizations and companies, academic institutions and government entities, for highly skilled scientific and management personnel is intense. There is no guarantee that we will be successful in retaining our existing personnel or advisors, or in attracting additional qualified employees. If we fail to attract personnel or if we lose existing personnel, our business could be seriously interrupted.

We do not expect to pay any dividends.

We have not declared or paid cash dividends since our inception. We currently intend to retain all of our earnings to finance future growth and therefore do not expect to declare or pay cash dividends in the foreseeable future.

Our tax-loss carryforwards are subject to restrictions.

As of September 30, 2010, we had substantial net operating loss carry-forwards (“NOLS”) for federal income tax purposes of approximately $70.7 million (which will begin to expire in 2021) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLS is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLS may be further limited as a result of future equity transactions.

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

We do not know the ultimate impact of the Patient Protection and Affordable Care Act (PPACC) which was enacted into law on March 23, 2010 on BiovaxID, if it is approved by the FDA. The enacting regulations under the PPACC may have material impact on us and our market opportunity for BiovaxID. Additionally, federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before BiovaxID is potentially approved for marketing. It is difficult to predict which, if any, of these proposals will be enacted, and, if so, when. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes BiovaxID unaffordable.

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

Our common stock is quoted on the Over-the-Counter Market.

As opposed to a larger or better accepted market, our common stock is quoted on the OTCQB, which is the middle tier of the OTC Market, reserved for companies that are registered and reporting with the SEC or a U.S. banking regulator. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

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

We believe we are eligible to upgrade our stock listing to the OTCQX, which is the top tier of the OTC market. The OTCQX is reserved exclusively for companies that meet the highest financial standards and undergo a qualitative review, as determined by the Pink OTC Markets, Inc. However, there can be no assurance that an OTCQX application, if submitted, will be approved.

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

As of September 30, 2010, Accentia owned a majority of our outstanding shares of common stock. Accentia exerts significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

Our shares are listed on the OTCQB. OTCQB is the middle tier of the OTC market. OTCQB companies are registered and reporting with the SEC or a U.S. banking regulator, making it easier for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. The OTCQB™ marketplace was launched in April 2010, by Pink OTC Markets, Inc. to better distinguish OTC securities that are registered and reporting with U.S. regulators. However, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade. The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

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

We lease approximately 35,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. On December 2, 2010, we entered into a new long-term lease for this facility, wherein our landlord (in conjunction with the City of Coon Rapids and the State of Minnesota) has agreed to fund and amortize improvements to the facility to provide a dedicated laboratory space for the production of BiovaxID and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

We share office space with our parent company, Accentia, and utilize the space as our principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on September 30, 2011.

We anticipate that our administrative offices will meet our needs during fiscal 2011. We anticipate that as our development of the BiovaxID vaccine advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we operated our business as a debtor-in-possession in accordance with the provisions of Chapter 11 and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Notwithstanding the effectiveness of our Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Other proceedings:

On August 4, 2008, we were served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. We intend to seek to dismiss this litigation and plan to defend these claims vigorously. Upon the filing of our Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. We anticipate that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which we expect to file shortly.

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

From February 18, 2009 until July 12, 2010, our stock traded on the Pink Sheets under the symbol, “BVTI”. On July 12, 2010, our common stock opened for trading on the OTCQB™ Market under the symbol, “BVTI”

Number of Common Shareholders

As of November 30, 2010, we had approximately 136.7 million shares of common stock outstanding which were held by approximately 400 stockholders of record.

Quarterly High / Low Company Stock Price – BVTI

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the Pink Sheets and OTCQB™ Market. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2009:
First Quarter	$0.40	$0.03
Second Quarter	$0.13	$0.04
Third Quarter	$1.50	$0.10
Fourth Quarter	$0.75	$0.26

Year Ended September 30, 2010:
First Quarter	$0.50	$0.32
Second Quarter	$2.11	$0.36
Third Quarter	$2.00	$0.92
Fourth Quarter	$1.70	$0.83

As of the November 30, 2010, our closing sale price for our common stock was $ 1.14.

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

Equity Compensation Plan Information

See Part III, Item 12 for information on our equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2010, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as disclosed in previous SEC filings.

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

Overview

As a result of our collaboration with the National Cancer Institute (NCI), Biovest International, Inc. (Other OTC: “BVTI”) is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (FL), mantle cell lymphoma (MCL) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under our Investigational New Drug Application (IND) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as, a Phase 2 clinical trial in MCL patients. We believe that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these life-threatening diseases.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID™. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. We are collaborating with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which we anticipate will minimize the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

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

Background

The following describes our recent history:

We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our name was changed to Cellex Biosciences, Inc. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware.

In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc., (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but un-issued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment received from Accentia was $20 million. We continued to be a reporting company under Section 12G of the Securities Exchange Act of 1933 following the investment of Accentia.

On November 10, 2008, we and our subsidiaries, filed a voluntary petition for reorganization under Chapter 11. Our reorganization case was jointly administered with the reorganization case of our parent company, Accentia, under Case No. 8:08-bk-17795-KRM (the “Chapter 11”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern as we emerge from Chapter 11.

Our 2010 consolidated financial statements include our wholly-owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC, and due to our controlling financial interest, certain variable interest entities, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment, LLC, and St. Louis New Markets Tax Credit Fund-II, LLC. Pursuant to our Plan, our wholly-owned subsidiaries will be dissolved and all relationships with our variable interest entities will be terminated.

Results of Operations

Year Ended September 30, 2010 Compared to the Year Ended September 30, 2009

Revenue. Total revenues for the year ended September 30, 2010 were $5.4 million, compared to revenues of $3.7 million for the year ended September 30, 2009. Sales from our instrumentation segment experienced an increase of $2.0 million year over year. In September 2009, we entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors and to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, we have recorded $1.2 million in instrumentation revenue in the current fiscal year, with no comparable revenue in the prior year. Service revenue decreased $0.3 million compared to the previous fiscal year due to three significant cell culture contracts that were ongoing in fiscal 2009. These projects were run to completion during the fiscal year ended September 30, 2010.

Gross Margin. The overall gross margin as a percentage of sales for the year ended September 30, 2010 increased from 33% to 46% when compared to fiscal 2009. While revenues have increased year over year, as discussed above, there was not a corresponding increase in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Costs and Expenses. Research and development expenses decreased by $245,000 or 23% for the year ended September 30, 2010 compared to fiscal 2009. Prior to the commencement of fiscal 2010, we completed the initial Phase 3 clinical trial in our cancer vaccine, BiovaxID. We are not currently conducting a clinical trial and our research and development effort is largely focused on analyzing data available from our completed trial and preparing for anticipated discussions with regulatory agencies regarding next steps in the regulatory process. Accordingly, our research and development spending levels have declined over the prior year even though we increased the number of technical and scientific employees in fiscal 2010. General and administrative expenses decreased $0.5 million or 18% in the current fiscal year due, in large to a decrease in compensation expense and professional fees other than those incurred as a result of our reorganization proceedings and discussed below under Reorganization Items.

Other Income and Expense. Other expense for the year ended September 30, 2010, includes contractual interest charges and amortization of discounts regarding the Laurus and the Valens Funds financings, interest on our debtor-in-possession loan from Corps Real, interest on our demand notes to Accentia, interest on our unsecured promissory notes to Pulaski Bank and Southwest Bank, and interest on other long-term debt, as well as interest on short-term loans from affiliates. Total interest expense for the years ended September 30, 2010 and 2009 was $7.2 million and $6.9 million, respectively. We have continued to accrue interest on all our outstanding obligations while in Chapter 11. Furthermore, our voluntary petition for bankruptcy on November 10, 2008, triggered default provisions on certain of our pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. We have accrued interest at the applicable default rates while in Chapter 11. On November 2, 2010, the Bankruptcy Court confirmed our Plan, setting November 17, 2010 as our effective date for emergence from Chapter 11 reorganization. The Plan sets forth the interest each class of creditors shall receive as part of their allowed claim. See Subsequent Events for further information on our Plan.

Other expense for fiscal 2010 and 2009 also includes a loss of $2.5 million and $1.0 million, respectively, on derivative liabilities. Some of our outstanding debt as well as some of our outstanding warrants contain contingent conversion and exercise provisions which we are required to record as liabilities, at fair value. The values of these liabilities vary directly with the trading price of our common stock. The trading price of our common shares increased by approximately 140% and 60% for the years ended September 30, 2010 and 2009 resulting in a corresponding increase in these liabilities. The warrants and conversion rights granted arise from our pre-petition obligations and are thus subject to compromise through our reorganization proceedings.

Reorganization Items

Professional Fees: $535,000 and $380,000 were incurred for the years ending September 30, 2010 and 2009, respectively, for legal and other professional fees as a result of our Chapter 11 proceedings.

Provision for indemnity agreements: The unsecured promissory notes we issued to Pulaski Bank and Trust Company (“Pulaski Bank”) and Southwest Bank of St. Louis (Southwest Bank”) are guaranteed by individuals affiliated with us or our parent company, Accentia. We agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event we default, resulting in a payment to the lenders by the guarantors, we agreed to compensate each affected guarantor by issuing a number of shares of our restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called its guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, we originally recorded a provision for approximately 7.6 million shares of our common stock valued using the trading price of our stock at each reporting date. For the quarter ended March 31, 2010, we reached an agreement with the guarantors whereby the indemnities will be valued using a price of $0.24 per share, which represents the closing price of our stock on November 9, 2008, the day prior to filing our petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the guarantors in our reorganization proceedings (approximately $1.8 million). We have recorded this amount as a provision in liabilities subject to compromise on the accompanying balance sheet as of September 30, 2010. On Effective Date and under the Plan, the guarantors of the Pulaski Bank and Southwest Bank notes agreed to accept 1.04 million shares of our common stock in full satisfaction of the aggregate $1.8 million unsecured claim.

Non-Controlling interest in earnings from variable interest entities: Our statement of operations for the fiscal years 2010 and 2009 includes a $412,000 and $455,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the NMTC transactions further discussed below.

Liquidity and Capital Resources

We have historically had significant losses from operations, and these losses continued during the year ended September 30, 2010, resulting in a net operating cash flow deficit of $0.8 million. At September 30, 2010, we had an accumulated deficit of approximately $149 million and working capital deficit of approximately $79.6 million including those liabilities subject to compromise through our Chapter 11 proceedings. We will attempt to meet our cash requirements through proceeds from our exit financing, proceeds from our cell culture and instrument manufacturing activities, trade-vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, and short-term borrowings. Additionally, as our regulatory and product development activities advance, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. See below with regard to our discussion of our debtor-in-possession financing transactions.

Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and continue our ongoing product development is dependent upon our cash on hand, revenues, and our ability to obtain significant external funding. Because such additional financing has not been arranged, our auditors have noted that there is substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we prepare to commercialize BiovaxID®.

Corps Real, LLC

On December 22, 2008, we completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company (“Corps Real”), the members of which are our directors, or affiliated with our directors (the “DIP Lender”). Pursuant to the DIP Transaction, the DIP Lender provided to us a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of September 30, 2010, the DIP Lender has advanced us approximately $1.89 million.

On November 17, 2010, in accordance with the terms of the Plan, we executed and delivered in favor of Corps Real a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $ 2,291,560. The DIP Lender Plan Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008, which we previously executed in favor of the DIP Lender. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. We may prepay the DIP Lender Plan Note in full, without penalty, at any time, and the DIP Lender may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of our common stock at a conversion rate of $0.75 per share of our common stock.

The DIP Lender Plan Note is secured by a first priority lien on all of our property.

Convertible Note Transaction

On October 19, 2010, we entered into a debtor-in-possession financing transaction (the “Convertible Note Financing”) pursuant to which we issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of our common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). In connection with the Convertible Note Financing, we entered into a Securities Purchase Agreement, dated October 19, 2010 (the “Purchase Agreement”), pursuant to which we sold and issued the Initial Notes and the Initial Warrants to the Buyers. Pursuant to the Purchase Agreement, we issued two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

Pursuant to the Purchase Agreement and the Plan, on November 17, 2010 (the Effective Date of the Plan), (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of our common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of our common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears, with the first date for an interest payment being December 1, 2010;

•	interest payments under the Exchange Notes are payable in either cash or, at our election and subject to certain specified conditions, in shares of our common stock;

•

we may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of our common stock (the “Exchange Note Shares”) at a conversion rate of $0.91 per share of our common stock, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of our common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, at our option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of our common stock (also, the “Exchange Note Shares”) at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•

the Series A Exchange Warrants give each Buyer the right to purchase that number of shares of our common stock (the “Series A Warrant Shares”) equal to the amount loaned by such Buyer to us under such our Initial Note divided by $0.91;

•

the Series A Exchange Warrants have an initial exercise price of $1.45 per share (subject to anti-dilution adjustments in certain circumstances) and a term of seven (7) years from November 17, 2010; and

•

in the event that the average weighted-average price of our common stock during the period beginning on (and including) December 1, 2010 and ending on (and including) December 21, 2010 is less than the then existing exercise price of the Series A Exchange Warrants, the exercise price of the Series A Exchange Warrants will be reduced to 120% of the weighted average price during such period, but no lower than $0.60 per share.

The following are the material terms and conditions of the Series B Exchange Warrants:

•

the Series B Exchange Warrants give each Buyer the right to purchase that number of shares of our common stock (the “Series B Warrant Shares”) equal to the difference between (a) the original principal amount of such Buyer’s Exchange Note divided by $0.50, and (b) the original principal amount of such Buyer’s Exchange Note divided by $0.91, provided that the number of shares of Biovest’s common stock issuable upon exercise of a Series B Exchange Warrant may not exceed the “Maximum Eligibility Number” (as set forth below);

•

for purposes of the Series B Exchange Warrants, the “Maximum Eligibility Number” will initially be an amount equal to zero, provided that if on December 22, 2010, 80% of the average of the weighted average price for our common stock during the preceding 21 days is less than $0.91, the Maximum Eligibility Number will be equal to the difference between (a) the quotient determined by dividing (i) the aggregate principal amount of the Buyer’s Exchange Note by (ii) the greater of (A) $0.50 (subject to adjustment for stock splits, stock adjustments and the like), and (B) 80% of such average of the weighted average price, and (b) the quotient determined by dividing the aggregate principal amount of the Buyer’s Exchange Note by $0.91; and

•

the Series B Exchange Warrants have an exercise price of $0.01 per share and an expiration date of December 23, 2010;. if, on December 22, 2010, the Maximum Eligibility Number exceeds zero, then the Series B Exchange Warrants will be deemed to be exercised by a cashless exercise on December 22, 2010 and, if the Maximum Eligibility Number does not exceed zero, then the Series B Exchange Warrants will automatically expire.

Credit Facility with Laurus Master Fund, Ltd. and with the Valens Funds.

On March 31, 2006, we closed a financing transaction with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million and a warrant to purchase up to 18,087,889 shares of our common stock at an exercise price of $0.01 per share.

On October 30, 2007, we completed a financing transaction with Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited (“PSource”), and LV Administrative Services, Inc. (collectively, the “Valens Funds”), all of which are affiliates of Laurus. Pursuant to this transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2.0% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009.

Effective as of May 30, 2008, we entered into an agreement with Laurus and the Valens Funds whereby the Valens Funds agreed to extend the maturity date of their Secured Promissory Notes dated December 10, 2007 (the “Notes”) from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, we entered into an amendment to the existing royalty agreements with the Valens Funds (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds on sales of our biologic products including BiovaxID was increased from 9.0% to 15.5% (the “Royalty Percentage”). In connection with the closing of the Amendment Agreement, our majority shareholder, Accentia executed a Guaranty Side Letter with Laurus confirming that the portion of our existing indebtedness to Laurus which is guaranteed by Accentia shall be changed from 64% of our all presently due and outstanding debts and liabilities to a fixed principal amount of $5.0 million together with all other obligations covered by and as defined under the Guaranty between Accentia and Laurus dated March 31, 2006. Subsequent to June 30, 2008, our debt to the Valens Funds has been amended and the maturity dates of the secured promissory notes to the Valens Funds have been extended through July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. We also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

On September 22, 2008, as part of our secured convertible debenture transaction described herein, we issued to Valens U.S. SPV I, LLC a secured convertible debenture in the principal amount of $0.65 million. The debentures accrue interest at 15% per annum, payable monthly, in cash, or at our option, in shares of our common stock. The debentures are secured by all of our assets and are subordinate to our existing notes outstanding to Laurus and the Valens Funds. As a result of the foregoing transactions, the aggregate outstanding indebtedness due to Laurus/Valens as of September 30, 2010 totaled $37.0 million.

As of the Effective Date of the Plan, which occurred on November 17, 2010, Laurus and the Valens Funds (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”), have an allowed secured claim against us in the amount of $24.9 million. On November 17, 2010, pursuant to a Term Loan and Security Agreement, we executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term A Notes”) evidencing such allowed secured claim in the original principal amount of $24.9 million but reduced by $1.4 million to $23.6 million on the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•

interest accrues on the Laurus/Valens Term A Notes at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	we may prepay the Laurus/Valens Term A Notes, without penalty, at any time;

•	we are required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by Biovest) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by Biovest) from any intercompany funding by Accentia to us (with certain exceptions and conditions); and

•

a prepayment equal to fifty percent (50%) of positive net cash flow of our for each fiscal quarter after November 17, 2010, less the amount of certain capital expenditures on certain of our biopharmaceutical products made during such fiscal quarter or during any prior fiscal quarter ending after the Effective Date; and

•	on the Effective Date, we prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Convertible Note Financing (discussed above).

Further, pursuant to the Plan, Laurus/Valens has an additional allowed secured claim against us in the amount of $4.160 million. On the Effective Date, we executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term B Notes”) evidencing such additional allowed secured claim in the original principal amount of $4.160 million. The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•

interest accrues on the Laurus/Valens Term B Notes at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	we may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, we are required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by Accentia to us (with certain exceptions and conditions), but only up to the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

With the prior written consent of Laurus/Valens, we may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of our common stock. The number of shares of our common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Note or the Laurus/Valens Term B Note being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for our common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a first lien in all of our assets junior only to the lien granted to the DIP Lender and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360.00. The Accentia Guaranty will be secured by Accentia’s pledge of 20,115,818 shares of our common stock owned by Accentia and by the assets of Accentia’s subsidiary, Analytica International, Inc.

Additional Future Funding Sources.

Additional sources of funding have not been established; however, additional financing may be sought by us from time to time, or if we perceive market opportunity, from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing upon acceptable terms, if at all. If adequate funds are not available from the foregoing sources when needed, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Net Cash Flows from Operating Activities. During the year ended September 30, 2010, we incurred a net loss of $8.2 million. Included in this loss are several non-cash transactions, described as follows:

•	Interest charges resulting from amortization of discounts on outstanding debt in the amount of $1.2 million

•	Income of $2.1 million was recorded relating to indemnity agreements outstanding with guarantors of our debt with Pulaski Bank and Southwest Bank further discussed under ‘reorganization items’ above.

•

An increase of $5.8 million in the balance of accounts payable and accrued liabilities, predominantly due to an increase in accrued interest on outstanding debt. Although all interest payments on our prepetition debt have been stayed through our Chapter 11 proceedings, we have continued to accrue interest at the contractual rate on our obligations. These amounts may be subject to compromise through our plan for reorganization.

•

A charge in the amount of $2.5 million was recorded relating to the change in fair value on certain of our outstanding debt and warrant agreements further discussed under ‘other income and expense’ above.

Adjusting our net loss for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $0.8 million for the year ended September 30, 2010.

Net Cash Flows from Investing Activities. For the year ended September 30, 2010 we purchased equipment for the purpose of manufacturing our vaccine in our Minneapolis, MN facility for approximately $49,000.

Net Cash Flows from Financing Activities. In December 2008, we closed a Debtor in Possession Note (“DIP Note”) as discussed above. Draws on the DIP Note amounted to $0.64 million and $1.25 million for fiscal 2010 and 2009 respectively. Our parent company, Accentia also advanced us a net of approximately $0.57 million and $0.43 million for the fiscal years ended September 30, 2010 and 2009, predominantly in the form of accrued interest on prepetition indebtedness to Accentia which is subject to compromise through our reorganization proceedings.

New Market Tax Credit Transactions.

April 2006 NMTC Transaction:

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

In July 2010, we and certain of our affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against us and our affiliates in connection with Transaction I was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our Guaranty, Accentia’s, and all of our subsidiary guaranties from affiliates and third parties and all other obligations to all parties to Transaction I were terminated.

December 2006 NMTC Transaction:

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

On December 8, 2006, Accentia loaned to us $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at Accentia’s option, to shares of our common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, we repaid Accentia $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2010 consolidated balance sheet, and is due upon 30 days advance written notice by Accentia. On November 17, 2010 pursuant to our Plan, the outstanding balance due under the Accentia Note was converted into our common stock issued to Accentia at a conversion rate equal to $0.75 per share.

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

This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with Transaction II was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our Guaranty, Accentia’s, and all of our subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II were terminated.

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

Evaluation of variable interest entities:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where we have a controlling financial interest or we have been determined to be the primary beneficiary under applicable accounting standards. All significant inter-company balances and transactions have been eliminated.

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

Voluntary Petition for Bankruptcy:

On November 10, 2008, we, along with our subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC filed voluntary petitions for relief under Chapter 11, Bankruptcy Court. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Financial Accounting Standards Board Codification Topic 852 (“FASB ASC 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. We adopted FASB ASC 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date, until our emergence from Chapter 11 bankruptcy protection.

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

Impact of Foreign Sales

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 29%, and 28% of total revenue for fiscal years ended September 30, 2010, and 2009, respectively. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

We have a federal net operating loss of approximately $70.7 million as of September 30, 2010 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to us. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million), are subject to these limitations. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also be subject to restriction.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit non-accelerated filers like us to provide only management’s report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees and directors and our subsidiaries. The text of the Code of Business Conduct and Ethics is posted on the website at www.biovest.com in the “Investor Relations” section of our website.

The information required by this Item regarding executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report. The other information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of September 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	26,812,486	$0.57	187,514

Total	26,812,486		187,514

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

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

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit Number	Description

3.1	Amended Certificate of Incorporation of the Company (filed in Biovest’s Form 8-K filed November 23, 2010 and incorporated herein by reference)

3.2	Amended Bylaws of the Company (filed in Biovest’s Form 8-K filed November 23, 2010 and incorporated herein by reference)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	First Amended Joint Plan of Reorganization of Biovest International, Inc., Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, United States Code (filed in Biovest’s Form 8-K filed November 2, 2010 and incorporated herein by reference)

4.3	First Modification to First Amended Joint Plan of Reorganization of Biovest International, Inc., Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, United States Code (filed in Biovest’s Form 8-K filed November 2, 2010 and incorporated herein by reference)

10.1	Biovest International, Inc. 2000 Stock Option Plan (filed in Biovest’s Form 10-QSB for the period ended March 31, 2001, filed on May 21, 2001 and incorporated herein by reference)

10.2	Investment Agreement dated April 10, 2003 (filed in Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.3	Amendment to Investment Agreement dated June 16, 2003 (filed in Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.4	Promissory Note in principal amount of $2,500,000 payable to the Company (filed in Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.5	Promissory Note in principal amount of $15,000,000 payable to the Company (filed in Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.6	Agreement regarding first right of refusal (filed in Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.7	Security Agreement (filed in Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.8	Amendment to Promissory Note in the principal amount of $2,500,000 dated June 16, 2003 (filed in Biovest’s Form 8-K filed September 22, 2003 and incorporated herein by reference)

10.9	Amended and Restated Amendment to Promissory Note (filed in Biovest’s Form 8-K filed September 22, 2003 and incorporated herein by reference)

Exhibit Number	Description

10.10	Amended and Restated Amendment to Escrow Agreement (filed in Biovest’s Form 8-K filed September 22, 2003 and incorporated herein by reference)

10.11	Amendment to Escrow Agreement (filed in Biovest’s Form 8-K filed September 22, 2003 and incorporated herein by reference)

10.12	Second Amendment to Investment Agreement (filed in Biovest’s Form 10-QSB for the period ended June 30, 2004, filed on August 23, 2004 and incorporated herein by reference)

10.13	Incentive Stock Option Grant dated February 10, 2006 from the Company to Angelos Stergiou M.D (filed in Biovest’s Form 10-QSB for the period ended December 31, 2005, filed on February 21, 2006 and incorporated herein by reference)

10.14	Secured Promissory Note Dated December 1, 2005 from the Company to Accentia Biopharmaceuticals, Inc. (“Accentia”) (filed in Biovest’s Form 10-QSB for the period ended December 31, 2005, filed on February 21, 2006 and incorporated herein by reference)

10.15	Secured Promissory Note Dated December 31, 2005 from the Company to Accentia (filed in Biovest’s Form 10-QSB for the period ended December 31, 2005, filed on February 21, 2006 and incorporated herein by reference)

10.16	Note and Warrant Purchase Agreement, dated March 31, 2006, between the Company and Laurus Master Fund, Ltd. (“Laurus”) (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.17	Secured Promissory Note, dated March 31, 2006, issued by the Company to Laurus (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.18	Common Stock Purchase Warrant, dated March 31, 2006, issued by the Company to Laurus (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.19	Restricted Account Agreement, dated March 31, 2006, among the Company, Laurus, and North Fork Bank (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.20	Restricted Account Letter Agreement, dated March 31, 2006, the Company and Laurus (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.21	Registration Rights Agreement, dated March 31, 2006, between the Company and Laurus (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.22	Master Security Agreement, dated March 31, 2006, among Laurus, the Company, and Biovax (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.23	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.24	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus (filed in Biovest’s Form 8-K filed April 6, 2006 and incorporated herein by reference)

10.25	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.26	Demand Note, dated April 21, 2006, issued by the Company to Laurus (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.27	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia(filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.28	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, the Company and Accentia. (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

Exhibit Number	Description

10.29	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”) (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.30	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.31	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.32	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and the Company (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.33	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), the Company and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.34	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between the Company and Accentia (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.35	Put Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.36	Purchase Option Agreement dated April 25, 2006, between Biovax, Leverage Fund, USBCIC and Biolender (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.37	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Telesis CDE (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.38	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.39	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.40	Asset Purchase Agreement dated April 18, 2006 between the Company and Biovax (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.41	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and the Company (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.42	Indemnification Agreement, dated as of April 25, 2006, from the Company to Dennis Ryll (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.43	Indemnification Agreement, dated as of April 25, 2006, from the Company to Steven Stogel (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.44	Indemnification Agreement, dated as of April 25, 2006, from the Company to Donald Ferguson (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.45	Indemnification Agreement, dated as of April 25, 2006, from the Company to Ronald Osman (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.46	Indemnification Agreement, dated as of April 25, 2006, from the Company to Francis O’Donnell (filed in Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.47	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Ronald Osman (filed in Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.48	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Dennis Ryll (filed in Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

Exhibit Number	Description

10.49	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Steven Stogel (filed in Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.50	Common Stock Purchase Warrant, dated April 25, 2006, issued by the Company to Donald Ferguson (filed in Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.51	Amendment and Consent to Release dated August 2, 2006 (filed in Biovest’s Form 8-K filed August 8, 2006 and incorporated herein by reference and incorporated herein by reference)

10.52	Promissory Note dated September 5, 2006, between the Company and Pulaski Bank and Trust Company (“Pulaski”) (filed in Biovest’s Form 8-K filed September 11, 2006 and incorporated herein by reference)

10.53	Common Stock Purchase Warrant, dated September 5, 2006, issued by the Company to Pulaski (filed in Biovest’s Form 8-K filed September 11, 2006 and incorporated herein by reference)

10.55	Letter Terminating CRADA from the Company to National Cancer Institute dated September 25, 2006 (filed in Biovest’s Form 8-K filed September 26, 2006 and incorporated herein by reference)

10.56	Registration Rights Agreement, dated September 29, 2006, among the Company and the Purchasers identified therein (filed in Biovest’s Form 8-K filed October 11, 2006 and incorporated herein by reference)

10.57	Royalty Agreement Between the Company and Accentia, dated October 31, 2006 (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.58	Termination Agreement Between the Company and Accentia, dated October 31, 2006 (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.59	Biolender Purchase Agreement, dated October 31, 2006, between the Company and Accentia (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.60	Consent, dated October 31, 2006, among the Company, Biolender, AutovaxID and Laurus (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.61	Biovest International, Inc. 2006 Stock Option Plan (filed in Biovest’s Form 8-K filed on November 2006 and incorporated herein by reference)

10.62	License and Asset Purchase Agreement, dated as of December 8, 2006, between the Company and AutovaxID (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.63	License Agreement, dated as of December 8, 2006, between the Company and AutovaxID (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.64	Secured Promissory Note, dated as of December 8, 2006, made by the Company for the benefit of Accentia (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.65	Loan and Security Agreement, dated as of December 8, 2006, between Leverage Fund and Biolender II, LLC (“Biolender II”) (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.66	Promissory Note, dated December 8, 2006, issued by AutovaxID Investment LLC (“Leverage Fund”) to Biolender (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.67	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the CDE (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.68	QLICI Loan Agreement, dated as of December 8, 2006, by and among AutovaxID, the CDE and Biovest (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.69	Subordination Agreement, dated as of December 8, 2006, by and among Laurus, St. Louis New Markets Tax Credit Fund-II, LLC (“CDE”), US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and the Company (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

Exhibit Number	Description

10.70	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.71	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.72	Guaranty, dated December 8, 2006, made by Hopkins Capital Group II, LLC, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the CDE (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.73	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.74	Put Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.75	Purchase Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.76	Indemnification Agreement, dated as of December 8, 2006, from the Company to Dennis Ryll (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.77	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Stogel (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.78	Indemnification Agreement, dated as of December 8, 2006, from the Company to Donald Ferguson (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.79	Indemnification Agreement, dated as of December 8, 2006, from the Company to Ronald Osman (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.80	Indemnification Agreement, dated as of December 8, 2006, from the Company to Francis O’Donnell (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.81	Indemnification Agreement, dated as of December 8, 2006, from the Company to Alan Pearce (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.82	Indemnification Agreement, dated as of December 8, 2006, from the Company to Steven Arikian (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.83	Subscription Agreement, dated December 8, 2006, between the Company and SLDC (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.84	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Dennis Ryll (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.85	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Stogel (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.86	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Donald Ferguson (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.87	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Ronald Osman (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.88	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Hopkins Capital Group II, LLC (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.89	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Alan Pearce (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

Exhibit Number	Description

10.90	Common Stock Purchase Warrant, dated December 14, 2006 issued by the Company to Steven Arikian (filed in Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.91	Promissory Note dated January 16, 2007, between the Company and Pulaski Bank and Trust Company (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.92	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Donald L. Ferguson (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 200 and incorporated herein by reference )

10.93	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Hopkins Capital Group II, LLC (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.94	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Ronald E. Osman (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.95	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Alan M. Pearce (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.96	Common Stock Purchase Warrant, dated January 16, 2007, issued by the Company to Dennis L. Ryll (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.97	Indemnification Agreement, dated January 11, 2007, issued by the Company to Donald L. Ferguson (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.98	Indemnification Agreement, dated January 11, 2007, issued by the Company to Hopkins Capital Group II, LLC (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.99	Indemnification Agreement, dated January 11, 2007, issued by the Company to Ronald E. Osman (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.100	Indemnification Agreement, dated January 11, 2007, issued by the Company to Alan M. Pearce (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.101	Indemnification Agreement, dated January 11, 2007, issued by the Company to Dennis L. Ryll (filed in Biovest’s Form 10-KSB for the period ended September 30, 2006, filed on December 29, 2006 and incorporated herein by reference)

10.102	Promissory Note dated March 22, 2007, between the Company and Pulaski Bank and Trust Company (filed in Biovest’s Form 8-K filed January 19, 2007 and incorporated herein by reference)

10.103	Common Stock Warrant from the Company to Pulaski dated March 22, 2007 (in Biovest’s Form 8-K filed January 19, 2007 and incorporated herein by reference)

10.104	Common Stock Warrant from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (in Biovest’s Form 8-K filed January 19, 2007 and incorporated herein by reference)

10.105	Indemnity Agreement from the Company to Peter Pappas and Catherine Pappas dated March 22, 2007 (in Biovest’s Form 8-K filed January 19, 2007 and incorporated herein by reference)

10.106	Letter-Agreement between the Company and Laurus Master Fund, Ltd. Effective as of April 17, 2007 (in Biovest’s Form 8-K filed March 28, 2007 and incorporated herein by reference)

10.107	Agreement between American Defense International, Inc. and the Company dated February 8, 2007 (in Biovest’s Form 8-K filed April 19, 2007 and incorporated herein by reference)

10.108	Promissory Note between the Company and Pulaski Bank and Trust Company dated April 22, 2007 (in Biovest’s Form 8-K filed April 19, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.109	Distribution Agreement dated June 8, 2007 between AutovaxID, Inc. and VWR International, Inc. (in Biovest’s Form 10-Q for period ended March 31, 2007 filed May 15, 2007 and incorporated herein by reference)

10.110	Promissory Note dated June 26, 2007, between the Company and Southwest Bank Creve Couer Financial Center of St. Louis, MO (in Biovest’s Form 8-K filed June 13, 2007 and incorporated herein by reference)

10.111	Common Stock Purchase Warrant, dated June 26, 2007, issued by Biovest to Alan M. Pearce (in Biovest’s Form 8-K filed June 13, 2007 and incorporated herein by reference)

10.112	Indemnity Agreement dated June 26, 2007 between Biovest and Alan M. Pearce (in Biovest’s Form 8-K filed June 13, 2007 and incorporated herein by reference)

10.113	Amended March 22, 2007 Promissory Note with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) and the Company dated April 22, 2007 (in Biovest’s Form 8-K filed June 29, 2007 and incorporated herein by reference)

10.114	Second Amended March 22, 2007 Promissory Note with Pulaski and the Company dated May 21, 2007 (in Biovest’s Form 8-K filed June 29, 2007 and incorporated herein by reference)

10.115	Third Amended March 22, 2007 Promissory Note with Pulaski and the Company dated July 21, 2007 (in Biovest’s Form 8-K filed June 29, 2007 and incorporated herein by reference)

10.116	Amended January 16, 2007 Promissory Note with Pulaski and the Company dated July 5, 2007 (in Biovest’s Form 8-K filed June 29, 2007 and incorporated herein by reference)

10.117	Subordinated Promissory Note with Philip E. Rosensweig and the Company dated September 10, 2007 (in Biovest’s Form 8-K filed June 29, 2007 and incorporated herein by reference)

10.118	Subordinated Note Purchase Agreement with Philip E. Rosensweig and the Company dated September 10, 2007 (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.119	Unsecured Promissory Note with Francis E. O’Donnell, Jr. and the Company dated September 11, 2007 (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.120	Unsecured Promissory Note with Ronald E. Osman and the Company dated September 11, 2007 (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.121	Common Stock Purchase Warrant, dated September 11, 2007, issued by the Company to Ronald E. Osman (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.122	Unsecured Promissory Note with Dennis L. Ryll and the Company dated October 1, 2007 (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.123	Common Stock Purchase Warrant, dated October 1, 2007 issued by the Company to Dennis L. Ryll (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.124	Promissory Note dated October 5, 2007, between the Company and Pulaski Bank and Trust Company (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.125	Unsecured Promissory Note dated October 12, 2007, between the Company and Ronald E. Osman (in Biovest’s Form 10-Q for period ended June 30, 2007 filed August 14, 2007 and incorporated herein by reference)

10.126	Common Stock Purchase Warrant, dated October 12, 2007, issued by the Company to Ronald E. Osman (in Biovest’s Form 10-Q for period ended June 30, 2007 filed August 14, 2007 and incorporated herein by reference)

10.127	Promissory Note dated October 21, 2007, between the Company and Pulaski Bank and Trust Company (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.128	Note Purchase Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

10.129	Note Purchase Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.130	Royalty Agreement dated October 30, 2007, between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

10.131	Royalty Agreement dated October 30, 2007, between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

10.132	Secured Promissory Note dated October 30, 2007 between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

10.133	Secured Promissory Note dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

10.134	Master Security Agreement dated October 30, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

10.135	Amendment dated as of October 31, 2007 between the Company and Laurus Master Fund, Ltd. (in Biovest’s Form 8-K filed September 12, 2007 and incorporated herein by reference)

10.136	Note Purchase Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.137	Note Purchase Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.138	Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.139	Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.140	Secured Promissory Note dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.141	Secured Promissory Note dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.142	Master Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.143	Intellectual Property Security Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.144	Guaranty dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC. and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.145	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.146	Amendment to Royalty Agreement dated December 10, 2007, between the Company and Valens U.S. SPV I, LLC. (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.147	Side Letter dated December 10, 2007, between the Company, Laurus, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.148	Amendment Letter dated December 17, 2007, between the Company and Dennis L. Ryll (in Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.149	Sublicense Agreement dated January 16, 2008 between the Company and Revimmune, LLC (in Biovest’s Form 8-K filed January 22, 2008 and incorporated herein by reference)

Exhibit Number	Description

10.150	Amendment Letter effective January 31, 2008 to Royalty Agreement dated October 31, 2007 between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed February 6, 2008 and incorporated herein by reference)

10.151	Amendment Letter effective January 31, 2008 to Royalty Agreement dated October 31, 2007 between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed February 6, 2008 and incorporated herein by reference)

10.152	Amendment Letter effective January 31, 2008 to Royalty Agreement dated December 10, 2007 between the Company and Valens U.S. SPV I, LLC (in Biovest’s Form 8-K filed February 6, 2008 and incorporated herein by reference)

10.153	Amendment Letter effective January 31, 2008 to Royalty Agreement dated December 10, 2007 between the Company and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed February 6, 2008 and incorporated herein by reference)

10.154	Amendment and clarification of Accentia Royalty Agreement dated February 5, 2008 between the Company and Accentia Biopharmaceuticals, Inc. (in Biovest’s Form 8-K filed February 6, 2008 and incorporated herein by reference)

10.155	Conversion Agreement dated February 5, 2008 between the Company and Accentia Biopharmaceuticals, Inc. (in Biovest’s Form 8-K filed February 6, 2008 and incorporated herein by reference)

10.156	Amendment Letter dated May 30, 2008 between the Company, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed June 5, 2008 and incorporated herein by reference)

10.157	December 10, 2007 Royalty Agreement Amendment dated May 30, 2008 between the Company and Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., and PSource Structured Debt Limited (in Biovest’s Form 8-K filed June 5, 2008 and incorporated herein by reference)

10.158	Reaffirmation and Ratification Agreement dated May 30, 2008 between the Company and its subsidiaries, Revimmune LLC, LV Administrative Services, Inc., Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp. (in Biovest’s Form 8-K filed June 5, 2008 and incorporated herein by reference)

10.159	Guaranty Side Letter dated May 30, 2008 between Accentia Biopharmaceuticals, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., Valens Offshore SPV II, LLC and PSource Structured Debt Limited (in Biovest’s Form 8-K filed June 5, 2008 and incorporated herein by reference)

10.160	Promissory Note dated as of June 30, 2008, between the Company and Pulaski Bank and Trust Company (in Biovest’s Form 8-K filed August 1, 2008 and incorporated herein by reference)

10.161	Promissory Note dated as of June 30, 2008, between the Company and Pulaski Bank and Trust Company (in Biovest’s Form 8-K filed August 1, 2008 and incorporated herein by reference)

10.162	Amendment Agreement dated July 31, 2008 between the Company and Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource Structured Debt Limited (in Biovest’s Form 8-K filed August 1, 2008 and incorporated herein by reference)

10.163	Reaffirmation and Ratification Agreement dated July 31, 2008 between the Company and its subsidiaries, Accentia Biopharmaceuticals, Inc. and Revimmune LLC and LV Administrative Services, Inc., as Agent, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited (in Biovest’s Form 8-K filed August 1, 2008 and incorporated herein by reference)

10.164	Form of Securities Purchase Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.165	Form of Registration Rights Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.166	Form of Secured Convertible Debenture among Biovest and each of the purchasers of the Private Placement. (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.167	Form of Security Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

Exhibit Number	Description

10.168	Form of Common Stock Purchase Warrant (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.169	Form of Intellectual Property Security Agreement, dated September 19, 2008, among Biovest and each of the purchasers of the Private Placement (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.170	Form of Subordination Agreement between Accentia and Senior Lenders of Biovest dated September 19, 2008 (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.171	Form of Subordination Agreement between Accentia and the purchasers of the Private Placement dated September 19, 2008 (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.172	Form of Subordination Agreement between the purchasers of the Private Placement and Senior Lenders of the Company dated September 19, 2008 (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.173	Common Stock Warrant from the Company to Ronald E. Osman dated September 26, 2008 (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.174	Common Stock Warrant from the Company t to Ronald E. Osman dated September 26, 2008 (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.175	Common Stock Warrant from the Company t to Francis E. O’Donnell, Jr. dated September 26, 2008 (in Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.176	Promissory Note dated as of September 30, 2008, between the Company and Pulaski Bank and Trust Company (in Biovest’s Form 8-K filed October 31, 2008 and incorporated herein by reference)

10.177	Promissory Note dated as of September 30, 2008, between the Company and Pulaski Bank and Trust Company (in Biovest’s Form 8-K filed October 31, 2008 and incorporated herein by reference)

10.178	Common Stock Warrant from the Company to Philip E. Rosensweig dated October 15, 2008 (in Biovest’s Form 8-K filed October 31, 2008 and incorporated herein by reference)

10.179	Secured Promissory Note between Corps Real, LLC and Biovest dated December 22, 2008 (in Biovest’s Form 8-K filed December 23, 2008 and incorporated herein by reference)

10.180	Security Agreement between Corps Real, LLC and Biovest dated December 22, 2008 (in Biovest’s Form 8-K filed December 23, 2008 and incorporated herein by reference)

10.181	Securities Purchase Agreement, dated October 19, 2010 (the “Securities Purchase Agreement”), among Biovest and the investors listed on the Schedule of Buyers (in Biovest’s Form 8-K filed October 25, 2010 and incorporated herein by reference)

10.182	Form of Debtor in Possession Secured Convertible Note issued October 19, 2010 (in Biovest’s Form 8-K filed October 25, 2010 and incorporated herein by reference)

10.183	Form of Series A Warrant issued October 19, 2010 (in Biovest’s Form 8-K filed October 25, 2010 and incorporated herein by reference)

10.184	Form of Series B Warrant issued October 19, 2010 (in Biovest’s Form 8-K filed October 25, 2010 and incorporated herein by reference)

10.185	Lease Between Biovest and JMS Holdings, LLC dated December 2, 2010(in Biovest’s Form 8-K filed December 8, 2010 and incorporated herein by reference)

10.186	Common Stock Purchase Warrant Issued by Biovest to James Stanton dated December 2, 2010(in Biovest’s Form 8-K filed December 8, 2010 and incorporated herein by reference)

10.187	Biovest’s 2010 Equity Incentive Plan.

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/(15d-14(a)

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)/(15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date

By:	/s/ Francis E. O’Donnell, Jr.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	December 14, 2010
Francis E. O’Donnell, Jr., M.D.

By:	/s/ Alan M. Pearce	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2010
Alan M. Pearce

By:	/s/ Christopher C. Chapman	Director	December 14, 2010
Christopher C. Chapman, M.D.

By:	/s/ Raphael J. Mannino	Director	December 14, 2010
Raphael J. Mannino, Ph.D.

By:	/s/ Peter J. Pappas, Sr.	Director	December 14, 2010
Peter J. Pappas, Sr.

By:	/s/ Jeffrey A. Scott	Director	December 14, 2010
Jeffrey A. Scott, M.D.

By:	/s/ John Sitilides	Director	December 14, 2010
John Sitilides

By:	/s/ Ronald E. Osman	Director	December 14, 2010
Ronald E. Osman, Esquire

By:	/s/ Edmund C. King	Director	December 14, 2010
Edmund C. King

BIOVEST INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biovest International, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Biovest International, Inc. and Subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2010 and 2009 and their consolidated results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $149 million and cash used in operating activities of approximately $2.7 million during the two years ended September 30, 2010, and had a working capital deficiency of approximately $79.6 million at September 30, 2010. These factors, among others as discussed in Note 4 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the accompanying consolidated financial statements, Biovest International, Inc. and Subsidiaries changed the presentation of the non-controlling interest in its consolidated financial statements effective October 1, 2009.

As discussed in Note 2 to the accompanying consolidated financial statements, on November 10, 2008, Biovest International, Inc. and subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

/s/ CHERRY, BEKAERT, & HOLLAND L.L.P.

Tampa, Florida

December 14, 2010

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
Current assets:
Cash	$206,000	$226,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at September 30, 2010 and 2009	398,000	207,000
Costs and estimated earnings in excess of billings on uncompleted contracts	106,000	251,000
Inventories	417,000	509,000
Prepaid expenses and other current assets	140,000	138,000

Total current assets	1,267,000	1,331,000

Property and equipment, net	77,000	81,000
Patents and trademarks, net	261,000	290,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	153,000	240,000

Total assets	$3,889,000	$4,073,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	556,000	446,000
Customer deposits	85,000	159,000
Accrued liabilities	689,000	311,000
Notes payable, related parties	2,597,000	1,664,000

Total liabilities not subject to compromise	3,927,000	2,580,000

Liabilities subject to compromise (Note 11)	76,898,000	53,980,000

Total liabilities	80,825,000	56,560,000

Commitments and contingencies (Note 20)

Stockholders’ deficit:
Preferred stock, $.01 par, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par, 300,000,000 shares authorized; 98,149,783 and 97,549,783 issued and outstanding at September 30, 2010 and 2009, respectively	981,000	975,000
Additional paid-in capital	67,934,000	74,483,000
Accumulated deficit	(149,416,000)	(131,922,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(80,501,000)	(56,464,000)

Non-controlling interests in variable interest entities (Notes 17 and 18)	3,565,000	3,977,000

Total stockholders’ deficit	(76,936,000)	(52,487,000)

Total liabilities and stockholders’ deficit	$3,889,000	$4,073,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2010	2009
Revenue:
Products	$4,156,000	$2,175,000
Services	1,196,000	1,481,000

Total revenue	5,352,000	3,656,000

Operating costs and expenses:
Cost of revenue:
Products	1,960,000	1,456,000
Services	941,000	996,000
Research and development expense	815,000	1,060,000
General and administrative expense	2,379,000	2,915,000

Total operating costs and expenses	6,095,000	6,427,000

Loss from operations	(743,000)	(2,771,000)

Other income (expense):
Interest expense, net	(7,166,000)	(6,915,000)
Loss on derivative liabilities	(2,516,000)	(1,040,000)
Other income (expense), net	254,000	(138,000)

	(9,428,000)	(8,093,000)

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(10,171,000)	(10,864,000)

Reorganization items:
Gain on settlement of pre-petition claims	59,000	—
Gain on settlement of rejected lease	—	30,000
Professional Fees	(535,000)	(380,000)
Provision for indemnity agreements	2,062,000	(3,895,000)

	1,586,000	(4,245,000)

Loss before non-controlling interest in losses from variable interest entities and income taxes	(8,585,000)	(15,109,000)

Income tax expense	—	—
Non-controlling interest in losses from variable interest entities	412,000	455,000

Net loss	$(8,173,000)	$(14,654,000)

Loss per common share:
Basic and diluted	$(0.08)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	97,574,441	97,502,888

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2010, AND 2009

	Common Stock				Non-
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Controlling Interests	Total
Balances at October 1, 2008	96,485,477	$965,000	$73,993,000	$(117,268,000)	$4,432,000	$(37,878,000)
Stock issued for payment of interest on debt	964,306	9,000	233,000	—	—	242,000
Stock issued for modification of debt	100,000	1,000	31,000	—	—	32,000
Warrants issued for modification of debt	—	—	62,000	—	—	62,000
Employee share-based compensation	—	—	164,000	—	—	164,000
Net loss	—	—	—	(14,654,000)	(455,000)	(15,109,000)

Balances at September 30, 2009	97,549,783	$975,000	$74,483,000	$(131,922,000)	$3,977,000	$(52,487,000)

Cumulative effect of change in accounting principle	—	—	(7,008,000)	(9,321,000)	—	(16,329,000)
Employee share-based compensation	—	—	65,000	—	—	65,000
Shares issued per settlement of pre-petition claim	600,000	6,000	394,000	—	—	400,000
Net Loss	—	—	—	(8,173,000)	(412,000)	(8,585,000)

Balances at September 30, 2010	98,149,783	$981,000	$67,934,000	$(149,416,000)	$3,565,000	$(76,936,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss before non-controlling interest in loss of variable interest entities	$(8,585,000)	$(15,109,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	53,000	145,000
Amortization	29,000	23,000
Employee share-based compensation	65,000	164,000
Amortization of discounts on notes payable	1,220,000	1,472,000
Amortization of deferred loan costs	64,000	36,000
Loss on disposal of property and equipment	—	335,000
Gain on settlement of accrued expenses	—	(63,000)
Loss on derivative liabilities	2,516,000	1,040,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(189,000)	75,000
Costs and estimated earnings in excess of billing on uncompleted contracts	145,000	(148,000)
Inventories	92,000	100,000
Prepaid expenses and other current assets	(11,000)	61,000
Accrued interest	5,710,000	5,075,000
Accounts payable and accrued liabilities	(3,000)	789,000
Customer deposits	(74,000)	29,000

Net cash flows from operating activities before reorganization items	1,032,000	(5,976,000)

Reorganization items:
Cash paid for settlement of administrative claim	—	14,000
Gain on settlement of pre-petition claims	59,000	—
Gain on settlement of rejected lease	—	(44,000)
(Decrease)/Increase in provision for indemnity agreements	(2,062,000)	3,895,000
Increase in accrued professional fees	176,000	182,000

Net change in cash flows from reorganization items	(1,827,000)	4,047,000

Net cash flows from operating activities	(795,000)	(1,929,000)

Cash flows from investing activities:
Purchase of property and equipment	(49,000)	—

Net cash flows from investing activities	(49,000)	—

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(39,000)	(89,000)
Advances from related party	903,000	1,770,000
Payment of deferred financing costs	(40,000)	(65,000)

Net cash flows from financing activities	824,000	1,616,000

Net change in cash	(20,000)	(313,000)
Cash at beginning of period	226,000	539,000
Cash at end of period	$206,000	$226,000

Supplemental cash flow information
Non-cash financing and investing transactions:
Stock issued for payment of accrued expenses and interest	$—	$240,000
Stock issued for settlement of pre-petition claim	504,000	25,000
Issuance of warrants	—	62,000
Cash paid for interest during the year	$203,000	$163,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

1. Nature of business

As a result of Biovest International, Inc.’s (the “Company” or “Biovest) collaboration with the National Cancer Institute (NCI), Biovest is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (FL), mantle cell lymphoma (MCL) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under the Company’s Investigational New Drug Application (IND) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as, a Phase 2 clinical trial in MCL patients. Biovest believes that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these life-threatening diseases.

To support Biovest’s planned commercialization of BiovaxID, Biovest developed an automated cell culture instrument called AutovaxID™. Biovest believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. Biovest is collaborating with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which Biovest anticipates will minimize the need for FDA required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry cGMP standards. AutovaxID has a small footprint and supports scalable production.

Biovest also manufactures instruments and disposables used in the hollow-fiber production of cell culture products. Biovest’s hollow-fiber cell culture products and instruments are used by biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. Biovest also produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using Biovest’s unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

Biovest’s business consists of three primary business segments: development of BiovaxID and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID and other instruments and consumables; and commercial production of cell culture products and services.

As of September 30, 2010, Biovest is a 75% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

2. Chapter 11 Reorganization:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we operated our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, Biovest filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, its filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. Biovest emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, the Chapter 11 proceedings provided an opportunity for the Company to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest implemented a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern as it emerges from Chapter 11.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the petition date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the petition date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 proceedings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also applied to actions to collect prepetition indebtedness or to exercise control over the property of the Debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors for its prepetition obligations were addressed in the Debtors plan of reorganization discussed in detail in Note 21, Subsequent Events.

3. Significant accounting policies

Principles of Consolidation:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

The 2010 and 2009 consolidated financial statements include Biovest, its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC; and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (Notes 17 and 18).

All significant inter-company balances and transactions have been eliminated.

Voluntary Petition in Bankruptcy:

On November 10, 2008, the Debtors filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court. During the pendency of the Chapter 11 proceedings, Biovest operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and was subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization. Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on its pre-petition debt for periods after November 10, 2008 due to the uncertain nature of the provisions of the plan of reorganization (the “Plan”) prior to its confirmation. On November 2, 2010, the Bankruptcy Court confirmed the Company’s Plan, setting November 17, 2010 as the Company’s effective date for emergence from Chapter 11 reorganization. The Plan sets forth the interest each class of creditors shall receive as part of their allowed claim. See the Subsequent Events footnote for further information on the Company’s Plan.

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The Company determined no impairment existed as of September 30, 2010.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs for which the respective estimated fair values approximates carrying value due to their short term nature. The Company also carries notes payable and long-term debt at historical cost less discounts from warrants issued as loan financing costs; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

Derivative instruments:

Fair Value of Financial Assets and Liabilities

The Company measures the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing level 3 inputs. The Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2010 and 2009.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, consulting and professional fees, equipment rental and maintenance, lab supplies, and certain other indirect cost allocations that are directly related to research and development activities. In the fiscal years ended September 30, 2010 and 2009, the Company incurred total research and development expenses of approximately $0.8 million, and $1.1 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying consolidated statements of operations.

Stock-based compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation, which, requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

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

The common stock equivalents and common shares indexed to convertible debt securities that are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive are as follows:

	Years ended September 30,
	2010	2009
Options and Warrants to purchase common stock	58,032,891	45,011,712
Convertible Debt Instruments	50,896,231	47,268,348

	108,929,122	92,280,060

As a result of the Company’s Plan, on November 17, 2010, the Company issued approximately 36 million shares in settlement of pre-petition debt and warrants outstanding, including in part, those items shown in the table above. See note 21, subsequent events for further detail.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Recent Accounting Pronouncements:

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we have adopted this new pronouncement as of October 1, 2009 resulting in a change in stockholders’ equity on our opening fiscal year 2010 consolidated statement of financial condition; however, the adoption of this pronouncement did not have a material effect on our results of operations or cash flows.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s consolidated statement of stockholders’ deficit for the year ended September 30, 2010 and are discussed in more detail in below.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former Qualifying Special Purpose Entity for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. This new guidance is not effective for the Company until October 1, 2010 and earlier adoption is prohibited. This guidance will not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective prospectively for milestones achieved in fiscal years and interim periods within those years, beginning in fiscal years on or after June 15, 2010. The Company has adopted this standard and adjusted its revenue recognition policy to apply the milestone method of revenue recognition for future research and development contracts.

In January 2010, the FASB issued ASU 2010-06- Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company is currently reviewing the guidance and will update its disclosures when the guidance becomes applicable.

4. Liquidity and management’s plans

During the year ended September 30, 2010, the Company incurred a net loss of $8.2 million. On September 30, 2010, the Company had an accumulated deficit of approximately $149 million and working capital deficit of approximately $79.6 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

The Company completed its Phase 3 clinical trial of BiovaxID® for the indication of FL. Under the Company’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the FDA and EMEA. Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID with the FDA, EMEA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, the Company has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

application for conditional approval until any such clinical trial activity is completed. There can be no assurances the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

Advances to the Company by Accentia:

As of September 30, 2010, the Company has borrowed approximately $13.2 million from Accentia. The advances by Accentia consist of cash loans, payments directly to third parties on the Company’s behalf, allocated inter-company expenses, accrued interest of $2.4 million, and amounts owed in connection with the conversion of notes outstanding at the time of Accentia’s initial investment in June 2003. The balance of the inter-company loans is evidenced by three secured promissory demand notes which accrue interest at the prime rate, are due on demand, and are convertible into shares of the Company’s common stock at a conversion price of $0.32 per share. The Company granted piggyback and demand registration rights to Accentia for the shares underlying this Conversion Option. Pursuant to the Company’s Plan for reorganization, on November 17, 2010, the balance due from the Company to Accentia was converted into the Company’s common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of the Company’s common stock.

Debtor-in-Possession Financing:

Corps Real, LLC

On December 22, 2008, the Company completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC (the “DIP Lender”), an Illinois limited liability company, the principal owners of which are directors of, or affiliated with directors of the Company. Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of September 30, 2010, the DIP Lender has advanced $1.89 million to the Company. On November 17, 2010, the Company executed and delivered in favor of the DIP Lender a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount equal to $2,291,560. The DIP Lender Plan Note amends and restates the $3.0 million secured promissory note dated December 22, 2008, previously executed by the Company in favor of the DIP Lender. The following are the material terms and conditions of the DIP Lender Plan Note:

•	the DIP Lender Plan Note matures on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) per annum to be paid monthly and interest in the amount of six percent (6%) per annum to accrue and be paid on the maturity date;

•	the Company may prepay the DIP Lender Plan Note in full, without penalty, at any time; and

•

the DIP Lender may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of the Company’s common stock (the “DIP Lender Plan Shares”) at a conversion rate of $0.75 per share.

The DIP Lender Plan Note is secured by a first priority lien on all of the Company’s property. On November 17, 2010, the Company executed and delivered in favor of the DIP Lender an amended and restated security agreement (which amended and restated the security agreement previously executed by the Company in favor of the DIP Lender) and other customary security documents evidencing such lien.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Convertible Note Transaction

On October 19, 2010, the Company entered into a debtor-in-possession financing transaction (the “Convertible Note Financing”) pursuant to which it issued an aggregate of $7.0 million in principal amount of Debtor In Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). In connection with the Convertible Note Financing, the Company and the Buyers entered into a Securities Purchase Agreement, dated October 19, 2010 (the “Purchase Agreement”), pursuant to which the Company sold and issued the Initial Notes and the Initial Warrants to the Buyers. Pursuant to the Purchase Agreement, the Company issued two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

Pursuant to the Purchase Agreement, on the Effective Date (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears, with the first date for an interest payment being December 1, 2010;

•	interest payments under the Exchange Notes are payable in either cash or, at the Company’s election and subject to certain specified conditions, in shares of the Company’s common stock;

•

the Company may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share of the Company’s common stock, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of the Company’s common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, the Company, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of the Company’s common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•

the Series A Exchange Warrants give each Buyer the right to purchase that number of shares of the Company’s common stock (the “Series A Warrant Shares”) equal to the amount loaned by such Buyer to the Company under such Buyer’s Initial Note divided by $0.91;

•

the Series A Exchange Warrants have an initial exercise price of $1.45 per share (subject to anti-dilution adjustments in certain circumstances) and a term of seven (7) years from the Effective Date; and

•

in the event that the average weighted-average price of the Company’s common stock during the period beginning on (and including) December 1, 2010 and ending on (and including) December 21, 2010, is less than the then existing exercise price of the Series A Exchange Warrants, the exercise price of the Series A Exchange Warrants will be reduced to 120% of the weighted average price during such period, but no lower than $0.60 per share.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The following are the material terms and conditions of the Series B Exchange Warrants:

•

the Series B Exchange Warrants give each Buyer the right to purchase that number of shares of the Company’s common stock (the “Series B Warrant Shares”) equal to the difference between (a) the original principal amount of such Buyer’s Exchange Note divided by $0.50, and (b) the original principal amount of such Buyer’s Exchange Note divided by $0.91, provided that the number of shares of the Company’s common stock issuable upon exercise of a Series B Exchange Warrant may not exceed the “Maximum Eligibility Number” (as set forth below);

•

for purposes of the Series B Exchange Warrants, the “Maximum Eligibility Number” will initially be an amount equal to zero, provided that if on December 22, 2010, 80% of the average of the weighted average price for the Company’s common stock during the preceding 21 days is less than $0.91, the Maximum Eligibility Number will be equal to the difference between (a) the quotient determined by dividing (i) the aggregate principal amount of the Buyer’s Exchange Note by (ii) the greater of (A) $0.50 (subject to adjustment for stock splits, stock adjustments and the like), and (B) 80% of such average of the weighted average price, and (b) the quotient determined by dividing the aggregate principal amount of the Buyer’s Exchange Note by $0.91;

•

the Series B Exchange Warrants have an exercise price of $0.01 per share and an expiration date of December 23, 2010; and if, on December 22, 2010, the Maximum Eligibility Number exceeds zero, then the Series B Exchange Warrants will be deemed to be exercised by a cashless exercise on December 22, 2010 and, if the Maximum Eligibility Number does not exceed zero, then the Series B Exchange Warrants will automatically expire.

Additional expected financing activity:

Management will attempt to meet its cash requirements through proceeds from its convertible notes and debtor in possession financing transactions, cell culture and instrument manufacturing activities, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at commercially acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and continue the Company’s ongoing research and product development is dependent upon its ability to successfully complete the Chapter 11 reorganization process, to perform in accordance with its Plan of Reorganization, and to obtain significant external funding, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

5. Accounts Receivable, concentrations of credit risk and major customers

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2010 is adequate. However, actual write-offs might exceed the recorded allowance.

Three customers accounted for 56% of revenues for fiscal 2010 while two customers accounted for 28% of revenues for fiscal 2009. Four customers accounted for 75% of trade accounts receivable as of September 30, 2010, while two customers accounted for 71% of trade accounts receivable as of September 30, 2009. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 29%, and 28% of revenues for fiscal years 2010 and 2009 respectively. Sales to customers in the United Kingdom accounted for 22% and 17% of total revenue for the last two fiscal years.

6. Inventories

Inventories consist of the following:

	September 30,
	2010	2009
Raw materials	$313,000	$354,000
Work-in-process	—	8,000
Finished goods	104,000	147,000

	$417,000	$509,000

7. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,
	2010	2009
Costs incurred on uncompleted contracts	$323,000	$561,000
Estimated earnings	966,000	931,000

	1,289,000	1,492,000
Less billings to date	(1,183,000)	(1,241,000)

	$106,000	$251,000

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30,
	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$106,000	$251,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—

	$106,000	$251,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

8. Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,
	2010	2009
Furniture and fixtures	$73,000	$73,000
Leasehold improvements	70,000	70,000
Machinery and equipment	1,260,000	1,212,000

	1,403,000	1,355,000
Less accumulated depreciation and amortization	(1,326,000)	(1,274,000)

	$77,000	$81,000

9. Patents and Trademarks

Patents and trademarks consist of the following:

	September 30,
	2010	2009
Patents	$12,000	$12,000
Trademarks	579,000	579,000

	591,000	591,000
Accumulated amortization	(330,000)	(301,000)

	$261,000	$290,000

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2011	$30,000
2012	30,000
2013	30,000
2014	30,000
2015	30,000
thereafter	111,000

$261,000

10. Related party transactions

Notes payable, related party consists of the following:

	September 30,
	2010	2009
Accentia promissory demand notes – prime rate	$556,000	$332,000
Debtor-in-possession note – 16%	1,890,000	1,250,000
Accrued interest	151,000	82,000

	$2,597,000	$1,664,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

The balance due under these notes was $12.0 million as of November 10, 2008, the date of the Company’s voluntary petition for Chapter 11 protection. This balance has been reclassified to liabilities subject to compromise on the Company’s condensed consolidated balance sheet as of September 30, 2010 (Note 11). Since filing for Chapter 11, the Company has continued to draw on this line of credit through payments made by Accentia directly to third parties on the Company’s behalf as well as through the allocation of inter-company expenses for shared resources. Additionally, the Company has continued to accrue interest at prime on the outstanding principal due under the note. See the Subsequent Events footnote for information on the treatment of this debt in the Company’s Plan for Reorganization.

Debtor-in-possession note:

On December 22, 2008, the Company completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owner is a director of or affiliated with directors of the Company (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of September 30, 2010, the DIP Lender had advanced $1.89 million to the Company1.

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

•

Term- All loans outstanding under the Facility (the “Loans“) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 proceeding; (iii) conversion of the Chapter 11 proceeding to a Chapter 7 proceeding; or (iv) confirmation of the Company’s Plan of Reorganization.

•

Interest- Loans will bear interest at 16% per annum computed on a daily basis based on the principal amount outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

[1]	Subsequent to the period of this report and as of December 7, 2010, the DIP Lender has advanced a total of $2.14 million to the Company pursuant to the terms of the DIP Transaction.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

•

Points- At the Closing, the Company paid in cash 4% of the initial $1.0 million of the Facility ($40,000). In August 2009, the time at which the Company borrowed in excess of $1.0 million, the Company paid in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that the Company borrows in excess of $2.0 million, the Company shall pay in cash 4% of the third $1.0 million of the Facility ($40,000). These payments have been recorded as deferred financing costs and amortized through the maturity date of the facility.

•	Expenses- The Company issued payment of $25,000 in costs at the Closing.

•

Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that the Company’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to the Company and Lender.

See the Subsequent Events footnote for information on the treatment of this liability in the Company’s Plan.

11. Liabilities subject to compromise

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

On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). See Note 21 - Subsequent Events for information on the treatment of these liabilities in the Company’s Plan.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Liabilities subject to compromise consist of the following:

	September 30,
	2010	2009
Secured promissory notes payable to Laurus and affiliates	$14,681,000	$14,681,000
Secured promissory demand notes payable to Accentia (Note 10)	10,279,000	10,279,000
Secured convertible debentures – 15%	1,450,000	1,450,000
Unsecured promissory notes payable to Pulaski Bank	1,000,000	1,000,000
Unsecured promissory note payable to Southwest Bank	200,000	200,000
Unsecured convertible promissory note – 10%	1,000,000	1,000,000
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	7,500,000	7,500,000
Accounts payable	3,574,000	3,817,000
Derivative liabilities	17,846,000	2,080,000
Provision for indemnity agreements	1,833,000	3,895,000
Other	1,120,000	1,120,000
Accrued interest and fees	17,597,000	11,978,000

	78,080,000	59,000,000
Less: unamortized discounts	(1,182,000)	(5,020,000)

	$76,898,000	$53,980,000

Secured notes payable to Laurus and affiliates:

The notes issued to Laurus Master Fund, Ltd (“Laurus”) and affiliates consist of a $7.799 million note payable to Laurus (originated March 2006), a $0.250 million note payable to Valens Offshore SPV II, Corp (originated October 2007), a $0.245 million note payable to Valens U.S. SPV I, LLC (originated October 2007), a $3.6 million note payable to Valens Offshore SPV II, Corp (originated December 2007), and a $4.9 million note payable to Valens U.S. SPV I, LLC (originated December 2007). All notes are secured by all assets of the Company and are subordinate only to the DIP Lender debtor-in-possession financing discussed in Note 10 above. Through a series of modifications, all notes had a maturity date of July 31, 2009 and accrue interest at 30% per year. The Company has continued to accrue interest at this contractual rate while in Chapter 11. Additionally, in July 2008, a loan modification fee of $4.4 million was added to the amounts due under the notes, and has been included in line item ‘accrued interest and fees’ in the table above.

As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect the Company’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

Secured convertible debentures:

On September 22, 2008 and September 26, 2008, the Company entered into definitive agreements with three investors, all of whom are affiliates, related to a private placement of 15% Secured Convertible Debentures (the “Debentures”). The documents permit Biovest to place up to $5.0 million in principal amount of its Debentures (the “Private Placement”). The Company sold $1.150 million in principal amount of its Debentures (the “Initial Tranche”) and sold an additional $0.3 million in principal amount of its Debentures to another individual investor effective as of October 15, 2008 (the “Second Tranche”). The Debentures are convertible into the Company’s common stock at $0.32 per share (the “Conversion Price”) and, provided certain conditions are satisfied, the Company may, at its option, redeem the Debentures for an amount equal to 110% of the then outstanding principal. Each purchaser of Debentures in the Private Placement has the right to elect to be repaid in one of the following methods: a) on March 22, 2009, the Debentures amortized through twelve equal monthly payments or b) a single lump-sum payment of all remaining outstanding principal and accrued interest was to be made on June 30, 2010. All principal amortization payments and monthly interest payments would be made in cash or the Company may elect to make the payments in shares of its common stock.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect the Company’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

Management concluded that the conversion features associated with the debentures were derivative financial instruments and required bifurcation under applicable accounting standards. Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt was amortized to interest expense over the term of the debentures using the effective interest method.

Pulaski Bank:

In January and March 2007, the Company issued two unsecured promissory notes to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”) in the aggregate amount of $1.75 million and guaranteed by individuals affiliated with the Company. Through a series of modifications the notes were amended to mature on March 31, 2009. The Company has accrued interest at the default rate of prime plus 5% while in Chapter 11. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors of the notes. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect the Company’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

Southwest Bank:

On June 26, 2007, the Company issued an unsecured promissory note to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest Bank”) in the amount of $0.2 million. On December 26, 2008, the note matured. The Company has accrued interest at the default rate of prime plus 4% while in Chapter 11. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor of the note. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect the Company’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Unsecured convertible promissory note:

On May 9, 2008, the Company entered into a financing transaction with one of the Company’s directors, whereby the Company issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to the Company of at least $15.0 million. Interest only is payable monthly and may be paid by issuance of the Company’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of the Company, at a conversion price equal to $0.50 per share. As part of this transaction the Company issued to the lender a warrant to purchase up to 2.0 million shares of the Company’s common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, the Company entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect the Company’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

Under applicable accounting guidance the Company was required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) was amortized to interest expense over the life of the note using the effective interest method. The Company has continued to accrue interest at the contractual rate of 10% while in reorganization.

Royalty due on AutovaxID instrumentation:

On April 17, 2007, the Company executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.799 million loan. As consideration for the forbearance the Company granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million, and are required to be paid quarterly. On December 31, 2007, a payment of $0.5 million was made on the royalty due, leaving a remaining balance of $7.5 million due on May 31, 2012. The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the agreement. The Company has continued to amortize the discount to interest expense while in reorganization. As a result of the November 10, 2008 Chapter 11 filings by the Company and its subsidiaries, all actions to enforce or otherwise effect the Company’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

Accounts Payable:

Accounts payable subject to compromise decreased by approximately $240,000 from September 30, 2009 to September 30, 2010, as the Company reached an agreement with its principal auditors and SEC legal counsel for the cancellation of fees incurred prior to the Company’s voluntary petition of reorganization on November 10, 2008.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of September 30, 2010 and 2009. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	September 30, 2010		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	none	$—	none	$—

Derivatives not designated as hedging instruments

Biovax Investment, LLC investor put option (Note 17)	Liabilities subject to compromise	136,000	Liabilities subject to compromise	122,000

AutovaxID Investment, LLC investor put option (Note17)	Liabilities subject to compromise	84,000	Liabilities subject to compromise	75,000

Derivatives resulting from issuance of Secured Convertible Debenture	Liabilities subject to compromise	1,778,000	Liabilities subject to compromise	1,833,000

Outstanding warrants with contingent exercise provisions	Liabilities subject to compromise	7,595,000	Liabilities subject to compromise	50,000

Accentia conversion option	Liabilities subject to compromise	8,253,000	N/A	—

Total derivatives not designated as hedging instruments		17,846,000		2,080,000

Total derivatives		$17,846,000		$2,080,000

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

Provision for indemnity agreements:

The notes issued to Pulaski and Southwest Banks are guaranteed by individuals affiliated with the Company or Accentia. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by the Company resulting in a payment to the lender by the guarantors, the Company agreed to compensate each affected guarantor by issuance of that number of shares of the Company’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the Company originally recorded a provision for approximately 7.6 million shares of the Company’s common stock valued using the trading price of the Company’s stock at each reporting date. For the quarter ended March 31, 2010, the Company reached an agreement with the guarantors whereby the indemnities will be valued using a price of $0.24 per share, which represents the closing price of the Company’s stock on November 9, 2008, the day prior to the Company’s petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the guarantors in the Company’s reorganization proceedings (approximately $1.8 million). See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

12. Stockholders’ equity

Preferred stock:

The Company has authorized 50.0 million shares of preferred stock. As of the fiscal years ended September 30, 2010 and 2009, no preferred shares were issued or outstanding.

Common stock:

The Company has authorized 300 million shares of common stock. For the year ended September 30, 2010, the Company issued the following:

•

600,000 unrestricted shares of common stock to an individual holder of the Company’s secured convertible debentures discussed in Note 11 above. On September 15, 2010, the Bankruptcy Court issued an order granting a joint motion to compromise between the Company and the debenture holder. As part of the settlement terms, the Company issued 600,000 unrestricted common shares in return for the cancellation of warrants to purchase 843,750 shares of the Company’s common stock at a price of $0.40 per share which had been previously issued to the debenture holder.

For the year ended September 30, 2009, the Company issued the following:

•	964,306 restricted shares of common stock in payment of interest accrued on debt outstanding.

•	100,000 restricted shares of common stock to Pulaski Bank and Trust as consideration for extending the maturity date on the Company’s debt obligations.

13. Common stock options and warrants

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

The Stock Option Plans are administered by a committee appointed by the Board or by the full Board of Directors. All members of such a committee must be non-employee directors and outside directors, as defined in the Stock Option Plans. Subject to the limitations set forth in the Stock Option Plans, the administrator has the authority to grant options and to determine the purchase price of the shares of the Company’s common stock covered by each option, the term of each option, the number of shares of the Company’s common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The Stock to be subject to awards under the Stock Option Plans may be either authorized and un-issued shares or shares held in the treasury of the Company. The maximum number of shares of Stock which may be granted under the 2006 Plan, subject to adjustment in accordance with the provisions of the 2006 Plan, is 27.0 million shares. For the purpose of computing the total number of shares of stock remaining available for awards under the Stock Option Plans at any time while the Stock Option Plans are in effect, the total number of shares shall be reduced by: (1) the maximum number of shares of stock subject to issuance upon exercise of outstanding options or outstanding stock appreciation rights granted under the 2006 Plan; (2) the maximum number of shares of stock subject to issuance upon exercise of outstanding options or outstanding stock appreciation rights granted under the 2000 Plan; and (3) the maximum number of shares related to outstanding other stock-based awards granted under these Stock Option Plans, as determined by the Board in each case as of the dates on which such

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

awards were granted. The shares involved in the unexercised or undistributed portion of any terminated, expired or forfeited awards, including any unexercised or undistributed portion of any terminated, expired or forfeited award under the 2000 Plan, will be made available for further Stock Option Plans awards. The Stock Option Plans permit the grant of restricted stock, incentive stock options, non-qualified stock options, stock-appreciation rights, and phantom stock awards. Awards granted under the Stock Option Plans that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of the Company’s subsidiaries for any reason other than retirement, disability or death. The Board of Directors or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Except in the case of retirement or disability, vested Incentive Stock Options will generally terminate no more than three months after termination of the optionee’s employment and twelve months after termination of the optionee’s employment due to disability. In the event of termination of employment as a result of retirement, termination of the Option will occur at the end of the exercise period as specified in the grant; and will comply in all other respects with the provisions of Code Section 422. For purposes of the Stock Option Plans, “retirement” shall mean the employee terminates at a time when employee’s combined age and years of service equal at least sixty (60) (subject to the Age and Service Guidelines set forth below). The Age and Service Guidelines are:

(a)	the employee must have a minimum of three (3) years of service; and

(b)	the employee must have attained a minimum age of fifty-five (55) years during the year of termination.

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

Stock option activity for the years ended September 30, 2010 and 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 1, 2008	9,471,796	$0.72	6.77	$0.32	$—
Exercisable at October 1, 2008	9,113,462	$0.72	6.72	$0.32	$—

Granted (1)	6,340,000	0.06
Exercised	—	—
Cancelled	(2,874,239)	0.62

Outstanding at September 30, 2009	12,937,557	0.42	6.86	0.18	2,853,000
Exercisable at September 30, 2009	6,610,890	0.76	5.42	0.31	21,000
Granted(1)	14,030,000	0.70
Exercised	—	—
Cancelled	(155,071)	0.49
Outstanding at September 30, 2010	26,812,486	$0.57	7.64	0.33	$17,409,103
Exercisable at September 30, 2010	6,599,153	$0.76	4.42	0.31	$3,045,586

(1)	The options are restricted for exercise until the effective date of our plan for reorganization, which was November 17, 2010. See note 21.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The following assumptions were used to determine the fair value of the stock option grants:

Years Ending September 30,
	2010	2009
Expected volatility	78% - 88%	81% - 118%
Expected life	5.4 to 5.5 years	5.5 to 5.6 years
Risk-free interest rates	1.98% - 2.52%	2.01% - 2.18%
Dividend yields	none	none

The following tables summarize information for options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price
$ 0.01-1.00	24,949,386	8.38	$0.51	4,936,053	5.53	$0.60
1.01-2.00	1,853,100	3.57	1.23	1,653,100	2.82	1.21
2.01-3.00	10,000	0.92	3.00	10,000	0.92	3.00

	26,812,486	7.64	0. 57	6,599,153	4.42	0.76

The Company recognized $0.1 million and $0.2 million in total employee stock-based compensation expense for the years ended September 30, 2010 and 2009 respectively. A summary of the status of the Company’s non-vested employee stock options as of September 30, 2010, and changes during the two years then ended is presented below:

Non-vested Options	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at September 30, 2008	358,334	$0.31
Granted	6,340,000	0.04
Vested	(23,333)	0.23
Cancelled	(348,334)	0.29

Non-vested at September 30, 2009	6,326,667	$0.04
Granted	14,030,000	0.47
Vested	(23,334)	0.23
Cancelled	(120,000)	0.30

Non-vested at September 30, 2010	20,213,333	$0.34

As of September 30, 2010, there was $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately one year.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Common Stock Warrants:

Stock warrants issued, exercised and outstanding at September 30, 2010 and 2009 are summarized as follows:

	Weighted Ave
Warrants	Shares	Exercise Price
Outstanding at September 30, 2008	31,220,405	$0.35
Exercisable at September 30, 2008	30,020,405	0.31

Issued	843,750	0.25
Exercised	—	—
Cancelled	—	—

Outstanding at September 30, 2009	32,064,155	0.35
Exercisable at September 30, 2009	31,164,155	0.32

Issued	—	0.25
Exercised	—	—
Cancelled	(843,750)	0.40

Outstanding at September 30, 2010	31,220,405	0.35
Exercisable at September 30, 2010	30,620,405	0.33

14. Segment information

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

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Reorganization value in excess of amounts allocated to identifiable assets was $2.1 million for the years ended September 30, 2010 and 2009 and has not been allocated to the segments listed below. Segment information is as follows:

	Year ended September 30, 2010
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$4,156,000	$—	$4,156,000
Services	1,196,000	—	—	1,196,000

Total Revenues	1,196,000	4,156,000	—	5,352,000

Costs and Expenses:
Cost of revenue	(941,000)	(1,960,000)	—	(2,901,000)
Research and development	—	—	(815,000)	(815,000)

Operating income/(loss) including segment identifiable expenses	$255,000	$2,196,000	$(815,000)	1,636,000
General and administrative expense				(2,379,000)
Other income/(expense), net				(7,842,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(8,585,000)
Non-controlling interest in losses from variable interest entities				412,000

Net loss before income taxes				(8,173,000)
Income taxes				—

Net loss				$(8,173,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Year ended September 30, 2009
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$2,175,000	$—	$2,175,000
Services	1,481,000	—	—	1,481,000

Total Revenues	1,481,000	2,175,000	—	3,656,000

Costs and Expenses:
Cost of revenue	(996,000)	(1,456,000)	—	(2,452,000)
Research and development	—	—	(1,060,000)	(1,060,000)

Operating income/(loss) including segment identifiable expenses	$485,000	$719,000	$(1,060,000)	144,000

General and administrative expense				(2,915,000)
Other income/(expense), net				(12,338,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(15,109,000)
Non-controlling interest in losses from variable interest entities				455,000

Net loss before income taxes				(14,654,000)
Income taxes				—

Net loss				$(14,654,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

15. Income taxes

The significant income components of the Company’s net deferred total are as follows:

	Year Ending September 30,
	2010	2009
Interest due to tax affiliated group	$903,000	$893,000
Loss on restructure of related party agreement	2,519,000	2,519,000
Related party financing cost	468,000	468,000
Loss on modification of debt	2,629,000	2,652,000
Loss on impairment	1,433,000	1,433,000
Basis difference in fixed assets	724,000	931,000
Stock option compensation	450,000	448,000
Net operating loss carryover	29,347,000	28,910,000
Other	3,341,000	484,000

Total deferred tax asset	41,814,000	38,738,000

Less: valuation allowance	(41,814,000)	(38,738,000)

Net deferred tax asset	$—	$—

The components of the provision (benefit) for income taxes consists of the following:

	Year Ending September 30,
	2010	2009
Deferred tax
Deferred	$(3,077,000)	$(1,631,000)
Increase in valuation allowance	3,077,000	1,631,000

Total provision (benefit) for income taxes	$—	$—

ASC740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets.

For the tax periods June 17, 2003 through September 30, 2005, the Company was part of a consolidated federal income tax return that includes Accentia Biopharmaceuticals, Inc (“Accentia”). As of December 7, 2005 the Company became deconsolidated from the Accentia group as a result of Accentia’s ownership in the Company being reduced below 80% and will file a separate return beginning with the period December 8, 2005 and going forward including the year ended September 30, 2010. The Company has filed as part of the Accentia group for the period from October 1, 2005 through December 7, 2005.

The Company has a federal net operating loss of approximately $70.7 million as of September 30, 2010 (expiring 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOL”) and other deductions which are available to the company. The portion of the NOL’s incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOL’s are limited to approximately $0.2 million per year. NOL’s incurred after June 17, 2003 may also subject to restriction.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year Ending September 30,
	2010	2009
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Effect of valuation allowance	38%	38%

Net actual effective rate	—%	—%

16. Employee benefit plan

The Accentia 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004 as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the Employee Benefit Plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal years ended September 30, 2010 and 2009, the Company made no employer contributions to the Employee Benefit Plan.

17. New Market Tax Credit transactions

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

In July 2010, the Company and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, all obligations to all parties to Transaction I were terminated. See the Subsequent Events footnote below for further information.

December 2006 NMTC Transaction:

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

In July 2010, the Company and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. The Bankruptcy Court approved the St. Louis Restructuring Agreement in an Order entered on December 1, 2010. As a result, all obligations to all parties to Transaction II were terminated. See the Subsequent Events footnote for further information.

18. Variable interest entities

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

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Assets of $21.5 million and liabilities of $17.9 million of the variable interest entities identified above are limited to the instruments pertaining to the NMTC financing arrangements. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2010 consolidated balance sheet as non-controlling interests in variable interest entities.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The Company’s $412,000 non-controlling interest in (income)/losses from variable interest entities on it consolidated statement of operations for the year ended September 30, 2010 consists of the following:

Variable Interest Entity
Biovax Investment LLC	$456,000
Telesis CDE Two, LLC	(59,000)
AutovaxID Investment, LLC	448,000
St. Louis NMTC Fund II, LLC	(433,000)

$412,000

19. Selected Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2010
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$1,436,000	$1,241,000	$1,566,000	$1,109,000
Gross profit	803,000	506,000	734,000	408,000
Net profit/(loss)	4,966,000	(26,055,000)	9,111,000	3,805,000
Income/(Loss) per share	$0.05	$(0.27)	$0.09	$0.05

	Year Ended September 30, 2009
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$658,000	$986,000	$868,000	$1,144,000
Gross profit	56,000	312,000	293,000	543,000
Net loss	(3,115,000)	(2,709,000)	(7,309,000)	(1,521,000)
Loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.02)

20. Commitments and contingencies

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Company operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11 and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Notwithstanding the effectiveness of our Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Other proceedings:

On August 4, 2008, the Company was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. The Company intends to seek to dismiss this litigation and plan to defend these claims vigorously. Upon the filing of the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. The Company anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which the Company expects to file shortly.

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Facility leases:

The Company leases equipment and office and manufacturing space pursuant to several non-cancelable operating leases. The Company leases approximately 33,000 square feet in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. This facility lease agreement has expired and the Company continues to occupy this facility on a month to month basis. Rent expense pertaining to this lease was $0.3 million per year for both the years ended September 30, 2010 and 2009.

On December 2, 2010, the Company entered into a renewal Lease for its current facility in Minneapolis for a ten year term. This Lease, which has a ten-year term, also capitalizes certain improvements to the Minneapolis facility, being financed and performed principally by the Company’s landlord as well as through government grant loans from city and state agencies in Minnesota. These improvements will include the construction of a GMP vaccine manufacturing space within the existing Minneapolis facility. The Company anticipates that its facilities will meet its needs during fiscal 2011. The Company anticipates that as its development of BiovaxID advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive CRADA with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2010.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Guarantee Indemnifications:

Under the terms of the January and March Pulaski Bank notes payable, several board members and affiliates issued personal guarantees. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock was to be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of the indemnification agreements, the Company originally recorded a provision for approximately 6.4 million shares of the Company’s common stock valued using the trading price of the Company’s stock. In March, 2010, the Company reached an agreement with the guarantors whereby the indemnities will be valued using a price of $0.24 per share, which represents the closing price of the Company’s stock on November 9, 2008, the day prior to the Company’s petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the Pulaski guarantors in the Company’s reorganization proceedings (approximately $1.5 million). See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

Under the terms of the Southwest Bank note payable issued June 26, 2007, an officer of Biovest issued a personal guarantee. The Company agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest Bank by agreeing to compensate the guarantor by an issuance of restricted common stock equal to 700% of the amount of the guarantee. The stock was to be issued using a pre-determined value of $1.10 per share. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of the indemnification agreement, the Company originally recorded a provision for approximately 1.2 million shares of the Company’s common stock valued using the trading price of the Company’s stock. In March 2010, the Company reached an agreement with the guarantor whereby the indemnity will be valued using a price of $0.24 per share, which represents the closing price of the Company’s stock on November 9, 2008, the day prior to the Company’s petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the guarantor in the Company’s reorganization proceedings (approximately $0.3 million). See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

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

See the Subsequent Events footnote for information on the treatment of these liabilities in the Company’s Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Stanford University agreement:

In September 2004, the Company entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, the Company is obligated to pay an annual maintenance fee of $10,000. The agreement also provides that the Company pay Stanford $100,000 within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval the Company is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Company’s agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

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

•

In the event of any petition in bankruptcy filed by or with respect to the Company, or any pledge or grant of a lien by the Company of the sublicensed rights, the Sublicense Agreement shall terminate and the Sublicensed Rights shall revert to Revimmune. Revimmune has not exercised this term.

•	Revimmune is affiliated with a director of the Company.

21. Subsequent Events

Bankruptcy Proceedings:

On October 25, 2010, the Company and its subsidiaries (collectively, the “Debtors”) filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) held a Confirmation hearing and confirmed the Plan, and on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan. The Debtors emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Amendments to Articles of Incorporation or Bylaws.

On the Effective Date, the Company amended and restated its certificate of incorporation and its bylaws to incorporate provisions (a) required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code, and (b) granting Laurus/Valens the right, upon an event of default under Section 20(a) of that certain Term Loan and Security Agreement, executed on the Effective Date, by and among LV, the lenders party thereto, the Company, and the Company’s subsidiaries (after giving effect to any applicable grace period provided therein), to appoint and maintain one-third (1/3) of the total number of directors of the Company (thereafter, such right to appoint directors will continue notwithstanding the Company’s cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full).

DIP Lender Plan Note

On the Effective Date, the Company executed and delivered in favor of Corps Real, LLC, a Illinois limited liability company, the members of which are the Company’s directors, or affiliated with the Company’s directors (the “DIP Lender”), a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount equal to $2,291,560 and allows the Company to draw up to an additional $0.9 million on the note. The DIP Lender Plan Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008, which we previously executed in favor of the DIP Lender. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. We may prepay the DIP Lender Plan Note in full, without penalty, at any time, and the DIP Lender may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of our common stock at a conversion rate of $0.75 per share of our common stock.

The DIP Lender Plan Note is secured by a first priority lien on all of our property.

Convertible Note Transaction

On October 19, 2010, the Company entered into a debtor-in-possession financing transaction (the “Convertible Note Financing”) pursuant to which it issued an aggregate of $7.0 million in principal amount of Debtor In Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). In connection with the Convertible Note Financing, the Company and the Buyers entered into a Securities Purchase Agreement, dated October 19, 2010 (the “Purchase Agreement”), pursuant to which the Company sold and issued the Initial Notes and the Initial Warrants to the Buyers. Pursuant to the Purchase Agreement, the Company issued two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

Pursuant to the Purchase Agreement, on the Effective Date (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears, with the first date for an interest payment being December 1, 2010;

•	interest payments under the Exchange Notes are payable in either cash or, at the Company’s election and subject to certain specified conditions, in shares of the Company’s common stock;

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

•

the Company may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share of the Company’s common stock, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of the Company’s common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, the Company, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of the Company’s common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate 7,692,301 shares of the Company’s common stock (the “Series A Warrant Shares”).

•

the Series A Exchange Warrants have an initial exercise price of $1.45 per share (subject to anti-dilution adjustments in certain circumstances) and a term of seven (7) years from the Effective Date; and

•

in the event that the average weighted-average price of the Company’s common stock during the period beginning on (and including) December 1, 2010 and ending on (and including) December 21, 2010 is less than the then existing exercise price of the Series A Exchange Warrants, the exercise price of the Series A Exchange Warrants will be reduced to 120% of the weighted average price during such period, but no lower than $0.60 per share.

The following are the material terms and conditions of the Series B Exchange Warrants:

•

the Series B Exchange Warrants give each Buyer the right to purchase a maximum of 6,307,699 shares of the Company’s common stock, provided that the number of shares of the Company’s common stock issuable upon exercise of a Series B Exchange Warrant may not exceed the “Maximum Eligibility Number” (as set forth below);

•

for purposes of the Series B Exchange Warrants, the “Maximum Eligibility Number” will initially be an amount equal to zero, provided that if on December 22, 2010, 80% of the average of the weighted average price for the Company’s common stock during the preceding 21 days is less than $0.91, the Maximum Eligibility Number will be equal to the difference between (a) the quotient determined by dividing (i) the aggregate principal amount of the Buyer’s Exchange Note by (ii) the greater of (A) $0.50 (subject to adjustment for stock splits, stock adjustments and the like), and (B) 80% of such average of the weighted average price, and (b) 7,692,308;

•	the Series B Exchange Warrants have an exercise price of $0.01 per share and an expiration date of December 23, 2010; and

•

if, on December 22, 2010, the Maximum Eligibility Number exceeds zero, then the Series B Exchange Warrants will be deemed to be exercised by a cashless exercise on December 22, 2010 and, if the Maximum Eligibility Number does not exceed zero, then the Series B Exchange Warrants will automatically expire.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Laurus/Valens Secured Claims

Laurus/Valens Term A Notes

Pursuant to the Plan, Laurus Master Fund, Ltd. (In Liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens US” and together with Valens I and Valens II, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”), have an allowed secured claim against the Company in the amount of $24.9 million. On the Effective Date, pursuant to a Term Loan and Security Agreement, the Company executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term A Notes”) evidencing such allowed secured claim in the original principal amount of $24.9 million. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•

interest accrues on the Laurus/Valens Term A Notes at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Laurus/Valens Term A Notes, without penalty, at any time;

•	the Company is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by the Company) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

•	from any intercompany funding by Accentia Biopharmaceuticals, Inc. (“Accentia”) to the Company (with certain exceptions and conditions); and

•

a prepayment equal to fifty percent (50%) of positive net cash flow of the Company for each fiscal quarter after the Effective Date, less the amount of certain capital expenditures on certain biopharmaceutical products of the Company made during such fiscal quarter or during any prior fiscal quarter ending after the Effective Date; and

•	on November 18, 2010, the Company prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Convertible Note Financing.

Laurus/Valens Term B Notes

Pursuant to the Plan, Laurus/Valens has an additional allowed secured claim against the Company in the amount of $4,160,000. On the Effective Date, the Company executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term B Notes”) evidencing such additional allowed secured claim in the original principal amount of $4.16 million. The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•

interest accrues on the Laurus/Valens Term B Notes at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, the Company is required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by Accentia to the Company (with certain exceptions and conditions), but only up to the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

With the prior written consent of Laurus/Valens, the Company may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of the Company’s common stock. The number of shares of the Company’s common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Note or the Laurus/Valens Term B Note being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for the Company’s common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a first lien in all of the assets of the Company and its subsidiaries, junior only to the lien granted by the Bankruptcy Court to the DIP Lender and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty will be secured by a pledge by Accentia of 20,115,818 shares of the Company’s common stock owned by Accentia and by the assets of Accentia’s subsidiary, Analytica International, Inc.

Conversion of Secured Notes held by Accentia

On the Effective Date the entire pre-petition claim plus accrued interest (approximately $13.5 million) due from the Company to Accentia, the owner of a majority of the outstanding stock of the Company, was converted into the Company’s common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of the Company’s common stock.

2008 Secured Debentures

On the Effective Date, two the holders of the Company’s 2008 secured debentures, including one of the Company’s Directors and an entity affiliated with the Company’s CEO/Chairman, elected to convert the entire outstanding principal balance ($0.5 million) plus accrued interest into the Company’s common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 331,456 shares of the Company’s common stock. One additional holder of the Company’s 2008 secured debentures, elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on Effective Date. The final holder of the Company’s 2008 secured debentures, Valens U.S. SPV I, LLC, received consideration for their claim in accordance with the Laurus/Valens Term A and Term B notes discussed above.

Claims of Ronald E. Osman

On the Effective Date, the holder of the Company’s May 9, 2008 promissory note, Ronald E. Osman, a director of the Company, elected to convert the entire outstanding principal balance under the note (approximately $1.0 million) plus accrued interest into the Company’s common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of the Company’s common stock.

Plan Distributions to Unsecured Creditors

On the Effective Date, the Company became obligated to make a distribution in cash in favor of holders of approximately $2.7 million in principal amount of allowed unsecured claims, which included and not limited to the unsecured promissory notes, Pulaski Bank notes, Southwest Bank note, and the guarantor indemnities, in Class 8 electing Option A (the “Class 8 Holders”) (the “Class 8 Plan Distribution”) in an original principal amount equal to one hundred percent (100%) of such Class 8 Holder’s Allowed Class 8 unsecured claim under the Plan (including postpetition interest under the Plan at the rate of three percent (3%) per annum). The Class 8 Plan Distributions mature on the date that is forty (40) months following the Effective Date and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 8 Plan Distributions at a fixed rate of five percent (5%) per annum.

On the Effective Date, the Company issued to Holders of approximately $3.2 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Plan a total of 2.1 million shares of the Company’s common stock, at an effective conversion rate equal to $1.66 per share.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Equity Interests – Class 12

Each Company common stockholder on the Effective Date was deemed to receive one (1) share of Reorganized Biovest Common Stock (the “Class 12 Plan Shares”) for each share of Existing Biovest Common Stock held by such stockholder as of the Effective Date. The Company’s Class 12 Plan Shares shall be deemed issued pursuant to Section 1145 of the Bankruptcy Code and shall not have any legend restricting the sale thereof under federal securities laws.

April 2006 NMTC Transaction

The Company and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against the Company and its affiliates in connection with Transaction I was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s Guaranty, Accentia’s, and all of the Company’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I were terminated.

December 2006 NMTC Transaction

The Company and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in our Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with Transaction II was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our Guaranty, Accentia’s, and all of our subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II were terminated. On November 17, 2010 pursuant to our Plan, the outstanding balance due under the $3.1 million pursuant to a Secured Promissory Note from Accentia was converted into our common stock issued to Accentia at a conversion rate equal to $0.75 per share.

Termination of Warrants and Issuance of Shares

On the Effective Date, all of the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled pursuant to the Plan:

•

the common stock purchase warrant dated March 31, 2006, issued by the Company to Laurus, for the purchase of up to 18,087,889 shares of the Company’s common stock at an exercise price of $0.01 per share;

•

the common stock purchase warrant dated September 22, 2008, issued by the Company to Valens U.S., for the purchase of up to 1,015,625 shares of the Company’s common stock at an exercise price of $0.40 per share; and

•	the warrant dated October 31, 2006, issued by Accentia to Laurus, for the purchase of up to 10,000,000 shares of the Company’s common stock owned by Accentia at an exercise price of $0.01 per share.

•

In consideration for the cancellation of the Laurus/Valens Warrants, on the Effective Date, Laurus/Valens received 14,834,782 shares of the Company’s common stock (the “Laurus/Valens Plan Shares”). The Laurus/Valens Plan Shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Cancellation and Reduction of Royalty Interests

On the Effective Date, the Company, Accentia, and Laurus/Valens entered into several agreements (the “Laurus/Valens Royalty Termination Agreements”) terminating the following royalties pursuant to the Plan:

•

Accentia. On the Effective Date, the Royalty Agreement by and between the Company and Accentia, dated as of October 31, 2006, as amended, was terminated, which resulted in the cancellation of all royalty interest of Accentia in the Company’s biologic products. Under the Royalty Agreement, Accentia had a 15.5% royalty interest in the gross revenue of the Company’s biologic products including BiovaxID, as defined in the agreement after allowing for the 4.00% royalty assigned by Accentia to Laurus/Valens pursuant to the four (4) separate Assignment of Rights Under Royalty Agreements, each dated as of June 18, 2008, by and among Accentia, the Company, Erato Corp., Valens U.S., Valens I, and PSource, as amended, modified or supplemented thereafter in accordance with their terms; and

•

Laurus/Valens. (i) The Royalty Agreement by and between the Company and Valens II dated October 30, 2007; (ii) the Royalty Agreement by and between the Company and Valens II dated December 10, 2007, as amended by a letter agreement dated May 30, 2008, and as further amended, modified or supplemented thereafter in accordance with their terms); (iii) the Royalty Agreement by and between the Company and Valens U.S. dated October 30, 2007; (iv) the Royalty Agreement by and between the Company and Valens U.S. dated December 10, 2007, and as amended, modified or supplemented thereafter in accordance with their terms).

On the Effective Date, the previously granted royalty equal to three percent (3%) of world-wide net sales (i.e., gross receipts from the world-wide sales of the automated cell and biologic production instrument known as AutovaxID™ manufactured by the Company (the “AutovaxID Instruments”) less any rebates, returns and discounts) of AutovaxID Instruments for a period of five (5) years through May 31, 2012, granted to Laurus by the Company and AutovaxID, Inc. in a letter agreement dated March 19, 2007, was terminated in accordance with the Plan (including the guaranteed minimum royalty in the amount of $7.5 million remaining under such royalty).

As a result of the foregoing terminations, coupled with the entry into the new Laurus/Valens Royalty Agreement described in Item 1.01, Laurus/Valens reduced their aggregate royalty interest from 19.5% of the gross revenue of the Company’s biologic products, including BiovaxID®, as defined in the royalty agreements, to an aggregate of 6.25% of the gross revenue of the Company’s biologic products including BiovaxID and Accentia terminated its entire 15.5% royalty interest in the Company’s products.

Pro forma Balance Sheet as of Reorganization Plan Effective Date (unaudited)

The following pro forma balance sheet has been prepared to compare the Company’s financial position as of September 30, 2010 with the Company’s financial position on Effective Date, as if Effective Date was September 30, 2010.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	September 30 ,2010	Adjustments	Effective Date (unaudited)
ASSETS
Current assets:
Cash	$206,000	5,075,000	$5,281,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at September 30, 2010 and effective date	398,000	—	398,000
Costs and estimated earnings in excess of billings on uncompleted contracts	106,000	—	106,000
Inventories	417,000	—	417,000
Prepaid expenses and other current assets	140,000	(63,000)	77,000

Total current assets	1,267,000		6,279,000

Property and equipment, net	77,000	—	77,000
Patents and trademarks, net	261,000	—	261,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	—	2,131,000
Other assets	153,000	629,000	782,000

Total assets	$3,889,000		$9,530,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	556,000	(143,000)	413,000
Customer deposits	85,000	—	85,000
Accrued liabilities	689,000	—	689,000
Convertible notes payable	—	875,000	875,000
Notes payable, related parties	2,597,000	(2,024,000)	573,000
Other notes payable	—	27,000	27,000

Total current liabilities	3,927,000		2,662,000

Convertible notes payable	—	717,000	717,000
Long-term debt, less current maturities	—	30,658,000	30,658,000
Derivative liabilities	—	13,811,000	13,811,000

Total liabilities not subject to compromise	3,927,000		47,848,000

Reserve for unresolved pre-petition claims	—	425,000	425,000
Liabilities subject to compromise	76,898,000	(76,898,000)	—

Total liabilities	80,825,000		48,273,000

Stockholders’ deficit:
Preferred stock, $.01 par, 50,000,000 shares authorized; no shares issued and outstanding	—		—
Common stock, $.01 par, 300,000,000 shares authorized; 98,149,783 and 136,416,887 issued and outstanding at September 30, 2010 and effective date, respectively	981,000	383,000	1,364,000
Additional paid-in capital	67,934,000	50,317,000	118,251,000
Accumulated deficit	(149,416,000)	(8,942,000)	(158,358,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(80,501,000)		(38,743,000)

Non-controlling interests in variable interest entities	3,565,000	(3,565,000)	—

Total stockholders’ deficit	(76,936,000)		(38,743,000)

Total liabilities and stockholders’ deficit	$3,889,000		$9,530,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

The Qualifying Therapeutic Discovery Project

On October 31, 2010, the Company received notice from the U.S. Internal Revenue Service (IRS) that it was approved to receive a Federal grant in the amount of approximately $245,000 under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code (IRC), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148). The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to:

•	Result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions,

•	Reduce the long-term growth of health care costs in the United States, or

•	Significantly advance the goal of curing cancer within 30 years.

Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID.

2010 Equity Incentive Plan

On November 15, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan, pursuant to which the Company may grant an aggregate of up to 10.0 million shares of the Company’s common stock for stock option awards, and other equity based awards, to employees, directors, and consultants of the Company and its subsidiaries.

Minneapolis, Minnesota Facility Lease

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (“Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis, Minnesota. The Lease has an initial term of ten (10) years, with provisions for extensions thereof, and will allow the Company to continue and to expand its operations in the Minneapolis facility which it has occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby Landlord has agreed to construct certain improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis facility, with the costs of the construction to be amortized over the term of the Lease. In connection with this strategic agreement, the Company issued to Landlord a warrant (the “Warrant”) to purchase up to one million shares of the Company’s common stock, vesting 60 days from the date of issuance, with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the warrant become registered (the Company has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.