Form 10-Q
period 2010-12-31
BIOVEST INTERNATIONAL INC
filed 2011-02-11
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of January 31, 2011, there were 140,200,208 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash	$3,466,000	$206,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at December 31, 2010 and September 30, 2010	304,000	398,000
Costs and estimated earnings in excess of billings on uncompleted contracts	131,000	106,000
Inventories	429,000	417,000
Prepaid expenses and other current assets	1,083,000	140,000

Total current assets	5,413,000	1,267,000
Property and equipment, net	162,000	77,000
Patents and trademarks, net	253,000	261,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	214,000	153,000

Total assets	$8,173,000	$3,889,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$648,000	$556,000
Accrued liabilities	831,000	689,000
Customer deposits	97,000	85,000
Notes payable	27,000	—
Notes payable, related party	8,000	2,597,000
Current maturities of long term debt	1,182,000	—

Total current liabilities	2,793,000	3,927,000

Long term debt, less current maturities	30,976,000	—
Long term debt, related party	182,000	—
Derivative liabilities	6,780,000	—

Total liabilities not subject to compromise	40,731,000	3,927,000
Liabilities subject to compromise (Note 11)	1,230,000	76,898,000

Total liabilities	41,961,000	80,825,000
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 140,200,208 and 98,149,783 issued and outstanding at December 31, 2010 and September 30, 2010	1,402,000	981,000
Additional paid-in capital	122,341,000	67,934,000
Accumulated deficit	(157,531,000)	(149,416,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(33,788,000)	(80,501,000)
Non-controlling interests	—	3,565,000

Total stockholders’ deficit	(33,788,000)	(76,936,000)

Total liabilities and stockholders’ deficit	$8,173,000	$3,889,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2010	2009
Revenue:
Products	$307,000	$915,000
Services	285,000	521,000
Qualified Therapeutic Discovery Project Grant	244,000	—

Total revenue	836,000	1,436,000

Operating costs and expenses:
Cost of revenue:
Products	317,000	413,000
Services	236,000	220,000
Research and development expense	242,000	174,000
General and administrative expense	5,298,000	495,000

Total operating costs and expenses	6,093,000	1,302,000

Income (Loss) from operations	(5,257,000)	134,000

Other income (expense):
Interest expense, net	(1,609,000)	(1,777,000)
Gain/(Loss) on derivative liabilities	(4,619,000)	5,967,000
Other income/(expense), net	4,000	(3,000)

Total other income (expense)	(6,224,000)	4,187,000

Income (Loss) before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(11,481,000)	4,321,000
Reorganization items:
Gain on reorganization	54,000	—
Professional fees	(253,000)	(141,000)
Provision for indemnity agreements	—	687,000

Total reorganization items	(199,000)	546,000

Net income (loss) including non-controlling interests	(11,680,000)	4,867,000
Net loss attributable to non-controlling interests	—	99,000

Net income (loss) attributable to Biovest International, Inc.	$(11,680,000)	$4,966,000

Income/(Loss) per common share:
Basic and diluted	$(0.10)	$0.05

Weighted average shares outstanding:
Basic and diluted	117,201,829	97,549,783

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2010

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interests	Total
Balances October 1, 2010	98,149,783	$981,000	$67,934,000	$(149,416,000)	$3,565,000	$(76,936,000)
Dissolution of Non-controlling interests pursuant to plan of reorganization	—	—	—	3,565,000	(3,565,000)	—
Beneficial conversion feature on Corps Real Note	—	—	2,139,000	—	—	2,139,000
Conversion of Empery Notes	4,989,936	50,000	3,271,000	—	—	3,321,000
Issuance of common shares for interest on outstanding debt	14,578	—	13,000	—	—	13,000
Shares issued pursuant to plan of reorganization	35,870,289	359,000	33,038,000	—	—	33,397,000
Adjustment to provisions of outstanding warrants pursuant to plan of reorganization	—	—	9,178,000	—	—	9,177,000
Employee share-based compensation	—	—	4,537,000	—	—	4,537,000
Issuance of warrants upon execution of new facility lease	—	—	825,000	—	—	825,000
Issuance of warrants for placement fee on Empery Notes	—	—	422,000	—	—	422,000
Shares issued upon exercise of warrants	1,075,622	11,000	979,000	—	—	990,000
Shares issued upon exercise of options	100,000	1,000	5,000	—	—	6,000
Net Income (Loss)	—	—	—	(11,680,000)	—	(11,680,000)

Balances December 31, 2010	140,200,208	$1,402,000	$122,341,000	$(157,531,000)	$—	$(33,788,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss) before non-controlling interest in loss of variable interest entities	$(11,680,000)	$4,867,000
Adjustments to reconcile net income (loss) to net cash flows from operating activities before reorganization items:
Depreciation	12,000	15,000
Amortization of patents	7,000	7,000
Employee share-based compensation	4,537,000	61,000
Amortization of discount on notes payable	135,000	383,000
Amortization of deferred loan costs	764,000	16,000
Common shares issued for interest on outstanding debt	313,000	—
(Gain)/Loss on derivative liabilities	4,619,000	(5,967,000)
Changes in cash resulting from changes in:
Operating assets	100,000	250,000
Operating liabilities	379,000	1,673,000

Net cash flows from operating activities before reorganization items	(814,000)	1,305,000

Reorganization items:
Gain on reorganization plan	(54,000)	—
Decrease in accrued professional fees	(278,000)	(25,000)
Decrease in provision for indemnity agreements	—	(687,000)

Net change in cash flows from reorganization items	(332,000)	(712,000)

Net cash flows from operating activities	(1,146,000)	593,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(97,000)	—

Net cash flows from investing activities	(97,000)	—

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(1,998,000)	—
Advances from related party	250,000	184,000
Proceeds from long-term debt	7,000,000	—
Proceeds from exercise of stock options	6,000	—
Payment of deferred financing costs	(755,000)	(40,000)

Net cash flows from financing activities	4,503,000	144,000

Net change in cash	3,260,000	737,000
Cash at beginning of period	206,000	226,000

Cash at end of period	$3,466,000	$963,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants (Note 9)	$7,376,000	$—
Issuance of shares for payment of principal and interest on outstanding debt (Note 9)	$4,552,000	$—
Issuance of shares to settle pre-petition claims (Note 4)	$52,012,000	$—
Cash paid for interest during period	$18,000	$60,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

1. Description of the company:

As a result of Biovest International, Inc.’s (the “Company” or “Biovest) collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under the Company’s Investigational New Drug Application (“IND”) have studied BiovaxID in non-Hodgkin’s lymphoma. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as, a Phase 2 clinical trial in MCL patients. Biovest believes that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these life-threatening diseases.

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

As of January 31, 2011, Biovest is a 65% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

2. Chapter 11 Reorganization:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Company operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, Biovest filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, its filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. Biovest emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). With existing cash flow and the potential for relatively near-term significant business development opportunities for BiovaxID® and AutovaxID™, the Chapter 11 proceedings provided an opportunity for the Company to restore shareholder value and to pay and/or modify the payment terms associated with the Company’s secured and unsecured creditors. Under protection of the Bankruptcy Court, Biovest implemented a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs in an attempt to attract key funding and partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

The rights of and ultimate payments by the Debtors for their prepetition obligations were addressed in the Plan discussed in detail in the footnotes below.

Amendments to Articles of Incorporation or Bylaws.

On November 17, 2010, the Company amended and restated its certificate of incorporation and its bylaws to incorporate provisions (a) required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code, and (b) granting the Company’s senior, secured creditor, Laurus Master Fund, Ltd. (in liquidation) (“Laurus”) the right, upon an event of default under Section 20(a) of that certain Term Loan and Security Agreement, executed on the Effective Date, by and among Laurus, the lenders party thereto, the Company, and the Company’s subsidiaries (after giving effect to any applicable grace period provided therein), to appoint and maintain one-third (1/3) of the total number of directors of the Company (thereafter, such right to appoint directors will continue notwithstanding the Company’s cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full.

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

Operating results for the three months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Principles of Consolidation:

The condensed consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC, and Biolender II, LLC (collectively, the “Company’s Subsidiaries”; and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (collectively, the “Company’s VIEs”). As a result of the Plan, all interests in the Company’s VIEs were liquidated as of the Effective Date. Also as a result of the Plan, the Company’s Subsidiaries were also liquidated as of the Effective Date. Accordingly, the condensed consolidated financial statements include the results of the Company’s VIEs and the Company’s Subsidiaries through November 17, 2010.

All significant inter-company balances and transactions have been eliminated.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Accounting for Reorganization Proceedings:

ASC Topic 852 - Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest became subject to ASC Topic 852 effective on November 10, 2008 and emerged from Chapter 11 protection on November 17, 2010 and has segregated those items as outlined above for all reporting periods between such dates.

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

Reorganization value in excess of amounts allocated to identifiable assets:

Reorganization value in excess of amounts allocated to identifiable assets relates to the Company’s cell culture and instrument manufacturing segments located in Minneapolis, MN, which continue to be profitable segments of the Company. Reorganization value is tested for impairment annually or whenever there is an impairment indication. The Company has not recorded any impairment losses as a result of these evaluations.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allowed for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on its pre-petition debt for periods after November 10, 2008 due to the uncertain nature of the provisions of the Plan prior to its confirmation. The company emerged from Chapter 11 protection, and the Plan became effective on November 17, 2010. The Plan sets forth the interest each class of creditors shall receive as part of their allowed claim.

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The Company determined no impairment existed as of December 31, 2010.

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

Fair Value of Financial Assets and Liabilities:

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

The Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

Grant Revenue:

Grant revenue is the result of the Company being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2010. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2010 and 2009.

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

Recent accounting pronouncements:

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, the Company has adopted this new pronouncement as of October 1, 2009 resulting in a change in stockholders’ equity on our opening fiscal year 2010 consolidated statement of financial condition; however, the adoption of this pronouncement did not have a material effect on the Company’s results from operations or cash flows.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former Qualifying Special Purpose Entity for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether the Company is the primary beneficiary of any variable interest entities to which the Company is a party. This new guidance became effective for the Company on October 1, 2010 and did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-27 “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” amending Accounting Standards Codification (“ASC”) 720 “Other Expenses” to address questions concerning how pharmaceutical manufacturers should recognize the annual fees imposed by the Patient Protection and Affordable Care Act for each calendar year beginning January 1, 2011. The ASU requires that the liability related to the annual fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The amendment is effective commencing with the quarter ended March 31, 2011 and is not expected to have a significant impact on the Company’s financial statements.

4. Liquidity and management plans:

At December 31, 2010, the Company had an accumulated deficit of approximately $157.5 million and working capital of approximately $1.4 million which includes those liabilities subject to compromise, the ultimate outcome of which has yet to be determined through the Company’s Chapter 11 proceedings. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Chapter 11 Plan of Reorganization:

On November 17, 2010 (the “Effective Date”), Biovest emerged from Chapter 11 protection, and the Company’s Plan of Reorganization (the “Plan”) became effective. In connection with the emergence from bankruptcy, the Company entered into a $7.0 million exit financing with an accredited investor group with the services of Roth Capital Partners, LLC, as placement agent. The exit financing will provide the Company with working capital for general corporate and research and development activities including paying the Company’s near-term obligations under the Plan. The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan.

•

Corps Real Note: On the Effective Date, the Company executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corp Real”) a secured convertible promissory note (the “Corps Real Convertible Note”) in an original principal amount equal to $2,291,560 which allows the Company to draw up to an additional $0.9 million on the Corps Real Convertible Note. The Corps Real Convertible Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Corps Real Convertible Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Corps Real Convertible Note is secured by a first priority lien on all of the Company’s assets.

•

Laurus/Valens Secured Claims: On the Effective Date, Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively “Laurus/Valens”), the Company issued to Laurus/Valens term notes (the “Laurus/Valens Term A Notes”) in the principal amount of $24.9 million, in compromise and satisfaction of secured claims prior to the Effective Date. The Laurus/Valens Term A Notes mature on November 17, 2012. On November 18, 2010, the Company prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the $7.0 million exit financing.

On the Effective Date, the Company issued to Laurus/Valens term notes (the “Laurus/Valens Term B Notes”) in the principal amount of $4.160 million, in compromise and satisfaction of secured claims prior to the Effective Date. The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a first lien on all of the assets of the Company and its subsidiaries, junior only to the priority lien to Corps Real and to certain permitted liens.

•

Conversion of Secured Notes held by Accentia: On the Effective Date, the entire pre-petition claim including accrued interest (approximately $13.5 million) due from the Company to Accentia, the Company’s majority shareholder, was converted into shares of the Company’s common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of the Company’s common stock.

•

2008 Secured Debentures: On the Effective Date, two holders of the Company’s 2008 secured debentures, including one of the Company’s directors and an entity affiliated with the Company’s CEO/Chairman, elected to convert their

•

entire outstanding principal balance ($0.5 million) plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 331,456 shares of the Company’s common stock. One additional holder of the Company’s 2008 secured debentures, elected to convert their entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the Company’s 2008 secured debentures, Valens U.S. SPV I, LLC, received consideration for their claim in accordance with the Laurus/Valens Term A and Term B Notes previously discussed.

•

Claims of Ronald E. Osman: On the Effective Date, the holder of the Company’s May 9, 2008 promissory note, Ronald E. Osman, a director of the Company, elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of the Company’s common stock.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

•

Plan Distributions to Unsecured Creditors: On the Effective Date, the Company became obligated to pay to the Company’s unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum in one installment on March 27, 2014. These unsecured claims included the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities.

Also on the Effective Date, the Company issued to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Plan a total of 2.1 million shares (the “Class 8 Plan Shares”) of the Company’s common stock, at an effective conversion rate equal to $1.66 per share.

•

Class 12 Equity Interests: Each of the Company’s common stockholder on the Effective Date, was deemed to receive one (1) share of Reorganized Biovest Common Stock (the “Class 12 Plan Shares”) for each share of Existing Biovest Common Stock held by such stockholder as of the Effective Date. The Company’s Class 12 Plan Shares shall be deemed issued pursuant to Section 1145 of the Bankruptcy Code and shall not have any legend restricting the sale thereof under federal securities laws.

•

April 2006 NMTC Transaction: The Company and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the “April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against the Company and its affiliates was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s Guaranty, Accentia’s Guaranty, and all of the Company’s subsidiary Guaranties and all other obligations to all parties to the April 2006 NMTC transaction were terminated. The Company has ceased all activities under the April 2006 NMTC Transaction and the Company has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

•

December 2006 NMTC Transaction: The Company and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s Guaranty, Accentia’s Guaranty, and all of the Company’s subsidiary Guaranties and all other obligations to all parties to the December 2006 NMTC transaction were terminated. The Company has ceased all activities under the December 2006 NMTC Transaction and the Company has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

•	Termination of Warrants and Issuance of Shares: On the Effective Date, all of the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled:

•

the common stock purchase warrant dated March 31, 2006, issued by the Company to Laurus, for the purchase of up to 18,087,889 shares of the Company’s common stock at an exercise price of $0.01 per share. As of November 17, 2010, 13,371,358 remained outstanding and were thus terminated pursuant to the Plan;

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

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

•

Cancellation and Reduction of Royalty Interests: On the Effective Date, the Company, Accentia, and Laurus/Valens entered into several agreements (the “Laurus/Valens Royalty Termination Agreements”) terminating the following royalties pursuant to the Plan. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and the Company’s other biologic products was reduced from 35.25% to 6.30%. Additionally, the aggregate royalty obligation on the AutovaxID instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

Below is the detail of the royalty obligations following the Effective Date:

For BiovaxID® and other biologic products:

Accentia. The Royalty Agreement by and between the Company and Accentia, dated as of October 31, 2006, as amended, was terminated, which resulted in the cancellation of all royalty interest of Accentia in the Company’s biologic products. Under the Royalty Agreement, Accentia had a 15.5% royalty interest in the gross revenue of the Company’s biologic products including BiovaxID, as defined in the agreement after allowing for the 4.00% royalty assigned by Accentia to Laurus/Valens pursuant to the four (4) separate Assignment of Rights Under Royalty Agreements, each dated as of June 18, 2008, by and among Accentia, the Company, Erato Corp., Valens U.S., Valens I, and PSource, as amended, modified or supplemented thereafter in accordance with their terms; and

Laurus/Valens. (i) The Royalty Agreement by and between the Company and Valens II dated October 30, 2007; (ii) the Royalty Agreement by and between the Company and Valens II dated December 10, 2007, as amended by a letter agreement dated May 30, 2008, and as further amended, modified or supplemented thereafter in accordance with their terms); (iii) the Royalty Agreement by and between the Company and Valens U.S. dated October 30, 2007; (iv) the Royalty Agreement by and between the Company and Valens U.S. dated December 10, 2007, and as amended, modified or supplemented thereafter in accordance with their terms), were all terminated.

For AutovaxID™:

The previously granted royalty equal to three percent (3%) of world-wide net sales (i.e., gross receipts from the world-wide sales of the automated cell and biologic production instrument known as AutovaxID manufactured by the Company (the “AutovaxID Instruments”) less any rebates, returns and discounts) of AutovaxID Instruments for a period of five (5) years through May 31, 2012, granted to Laurus by the Company and AutovaxID, Inc. in a letter agreement dated March 19, 2007, was terminated in accordance with the Plan (including the guaranteed minimum royalty in the amount of $7.5 million remaining under such royalty).

The Qualifying Therapeutic Discovery Project:

On October 31, 2010, the Company received notice from the U.S. Internal Revenue Service (“IRS”) that it was approved to receive a Federal grant in the amount of approximately $244,000 under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to:

•	Result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions,
•	Reduce the long-term growth of health care costs in the United States, or
•	Significantly advance the goal of curing cancer within 30 years.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID.

Minneapolis, Minnesota Facility Lease:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis, Minnesota. The Lease has an initial term of ten (10) years, with provisions for extensions thereof, and will allow the Company to continue and to expand its operations in the Minneapolis facility which it has occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby the Landlord has agreed to construct certain improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis facility, with the costs of the construction to be amortized over the term of the Lease. In connection with this strategic agreement, the Company issued to the Landlord a warrant (the “Warrant”) to purchase up to one million shares of the Company’s common stock, vesting 60 days from the date of issuance, with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the warrant become registered (the Company has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and the completion of the detailed analyses of the Company’s clinical trial is dependent upon its ability to obtain significant external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

5. Concentrations of credit risk and major customer information

The Company has granted credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs credit evaluations of its customers on an ongoing basis. Two customers accounted for 37% of revenues for the three months ended December 31, 2010, while three customers accounted for 71% of revenues for the same period in the prior fiscal year. Two customers accounted for 80% of trade accounts receivable as of December 31, 2010, compared to the four customers that accounted for 78% of trade accounts receivable as of December 31, 2009. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 24% of revenues for the three months ended December 31, 2010, compared to 31% for the same period in the prior fiscal year. For the three months ended December 31, 2009 and 2010, sales to customers in the United Kingdom accounted for 25% of total revenue.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

6. Inventories

Inventories consist of the following:

	December 31, 2010 (Unaudited)	September 30, 2010
Raw materials	$278,000	$104,000
Work-in-process	94,000	—
Finished goods	57,000	313,000

	$429,000	$417,000

7. Notes Payable

Notes payable consist of Class 9 unsecured convenience claims from the Company’s Plan. Holders of these claims elected to receive a cash payment from the Company in an amount equal to twenty percent of the amount of their allowed claim up to a maximum of $1,000 per allowed claim. All amounts due on these claims ($27,000) were paid by the Company, on January 31, 2011. The difference between the carrying value of these claims as of November 17, 2010 and the cash payment required under the Plan to settle the claims was recorded as a $128,000 gain on reorganization on the Company’s statement of operations for the three months ended December 31, 2010.

8. Related party transactions

Notes payable, related party consists of the following:

	December 31, 2010 (Unaudited)	September 30, 2010
Accentia promissory demand notes – prime rate	$8,000	$556,000
Debtor-in-possession note – 16%	—	1,890,000
Accrued interest	—	151,000

	$8,000	$2,597,000

Accentia promissory demand notes:

On the Effective Date, the entire pre-petition claim due from the Company to Accentia, the Company’s majority shareholder, was converted into the Company’s common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of the Company’s common stock. The fair value of these shares (approximately $26.0 million) was recorded against the carrying value of the Accentia notes on November 17, 2010, resulting in a $5.0 million loss on reorganization which has been recorded on the Company’s statement of operations for the three months ended December 31, 2010.

During the quarter ended December 31, 2010, the Company has borrowed $8,000, in the form of allocated inter-company expenses, which are generally reimbursed to Accentia within 30 days of incurrence.

Corps Real Note:

On the Effective Date, Biovest issued a secured convertible promissory note (the “DIP Lender Plan Note”) in the principal amount of $2,291,560 to Corps Real, LLC (“Corps Real”) an Illinois limited liability company, whose principal members are directors of, or affiliated with the Company’s directors. The DIP Lender Plan Note allows the Company to draw up to an additional $0.9 million. The DIP Lender Plan Note replaces the $3.0 million debtor-in-possession secured line of credit promissory note dated December 22, 2008. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. The Company may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of the Company’s common stock at a conversion rate of $0.75 per share. The DIP Lender Plan Note is secured by a first priority lien on all of the Company’s assets.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

The DIP Lender Plan Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the note. The discount will be amortized to interest expense using the effective interest method over the two year term of the note. The carrying value of the note is $182,000 and has been classified long term debt, related party on the Company’s balance sheet as of December 31, 2010.

9. Long Term Debt

Long Term Debt consists of the following:

	December 31, 2010 (Unaudited)	September 30, 2010
Class 8, Unsecured Option A Obligations	$2,712,000	$—
Class 8, Unsecured Option C Notes	1,773,000	—
Convertible Note Financing ($2.80 million principal less $2.75 million discount)	46,000	—
Laurus/Valens Term A Notes	23,467,000	—
Laurus/Valens Term B Notes	4,160,000	—

	32,158,000	—
Less: current maturities	(1,182,000)	—

	$30,976,000	$—

Future maturities of long-term debt are as follows:

Years ending December 31,
2011	$1,182,000
2012	26,859,000
2013	4,160,000
2014	2,712,000

Total maturities	34,913,000
Less unamortized discount	(2,755,000)

$32,158,000

Class 8, Unsecured Option A Obligations:

On the Effective Date, the Company became obligated to the Company’s unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.5 million gain on reorganization for the three months ended December 31, 2010.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Class 8, Unsecured Option C Notes:

On the Effective Date, the Company became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million (the “Option C Notes”). The holders received an amount equal to 100% of such claimant’s allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes, as well as, 0.2 million shares of the Company’s common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into the Company’s common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

Provided that the average of the volume weighted average prices for the Company’s common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth (1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP.

•

If the Ten Day VWAP is less than $1.00 per share, the notes will not automatically convert into shares of the Company’s common stock, but will instead become payable at maturity (August 17, 2012), unless the Option C Note holder, elects to convert one-eighth (1/8th) of the Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share.

•

Any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at the election of Biovest, in either cash or in shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP.

•

If, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holder, at its option, may convert any or all of the Option C Notes plus the then accrued and unpaid interest into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion the Effective Date ($1.66 per share).

•

If, at any time prior to August 17, 2012, the volume weighted average price for the Company’s common stock is at least $1.88 per share for thirty (30) consecutive trading days, the Company, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

Exit Financing:

On October 19, 2010, the Company completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, the Company issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). Pursuant to the transaction, the Company issued two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears. The first interest payment was made on December 1, 2010;

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

•	interest payments are payable at the Company’s election in either cash or subject to certain specified conditions, in shares of the Company’s common stock;

•

the Company may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of the Company’s common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, the Company, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of the Company’s common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase 8,733,096 shares of the Company’s common stock (the “Series A Warrant Shares”);

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

If the Company issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, the investors have the right to substitute any of the applicable variable price formulation for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of the Company’s common stock were issued to the Buyers.

As of December 31, 2010, a total of $4.2 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of 5.0 million shares of the Company’s common stock. The remaining principal balance outstanding on the Exchange Notes is $2.8 million as of December 31, 2010.

The Exchange Notes and Warrants contain conversion and adjustment features properly classified as derivative instruments required to be recorded at fair value (Note 10). As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

Laurus/Valens Term A and Term B Notes:

On the Effective Date, the Company issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate principal amount of $29,060,000 to Laurus/Valens in compromise, and satisfaction of secured claims prior to the Effective Date.

The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Note was $24.9 million;

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•	interest accrues at the rate of eight percent per annum (with a twelve percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Laurus/Valens Term A Notes, without penalty, at any time;

•	the Company is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by the Company) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

•	from any intercompany funding by Accentia Biopharmaceuticals, Inc. (“Accentia”) to the Company (with certain exceptions and conditions); and

•

a prepayment equal to fifty percent (50%) the of positive net cash flow of the Company for each fiscal quarter after the Effective Date, less the amount of certain capital expenditures on certain biopharmaceutical products of the Company made during such fiscal quarter or during any prior fiscal quarter ending after November 17, 2010.

On November 18, 2010, the Company prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Company’s Exit Financing.

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the original principal amount of the Laurus/Valens Term B Note was $4.16 million;

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight percent per annum (with a twelve percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, the Company is required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by Accentia to the Company (with certain exceptions and conditions), but only up to the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

With the prior written consent of Laurus/Valens, the Company may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of the Company’s common stock. The number of shares of the Company’s common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for shares of the Company’s common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of the Company and its subsidiaries, junior only to the lien granted to the DIP Lender and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty will be secured by a pledge by Accentia of 20,115,818 shares of the Company’s common stock owned by Accentia and by the assets of Accentia’s subsidiary, Analytica International, Inc.

The Laurus/Valens Term A and B Notes have replaced the following obligations due to Laurus and its affiliates:

•	$7.799 million note payable to Laurus originated March 2006

•	$0.250 million note payable to Valens Offshore SPV II, Corp originated October 2007

•	$0.245 million note payable to Valens U.S. SPV I, LLC originated October 2007

•	$3.6 million note payable to Valens Offshore SPV II, Corp originated December 2007

•	$4.9 million note payable to Valens U.S. SPV I, LLC originated December 2007

•	$7.5 million minimum royalty due on sales of AutovaxID instrumentation originated in April 2007

•	$4.4 million loan modification fee, originated July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the three months ended December 31, 2010.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

10. Derivative liabilities

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of December 31, 2010 and September 30, 2010. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	December 31, 2010 (unaudited)		September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants (Note 9)	Derivative Liabilities	$5,675,000	N/A	$—
Conversion option on Convertible Note Financing (Note 9)	Derivative Liabilities	662,000	N/A	—
Shares due per compromise order	Derivative Liabilities	443,000	N/A	—
Biovax Investment, LLC investor put option (Note 11)	N/A	—	Liabilities subject to compromise	136,000
AutovaxID Investment, LLC investor put option (Note 11)	N/A	—	Liabilities subject to compromise	84,000
Derivatives resulting from issuance of Secured Convertible Debenture (Note 11)	N/A	—	Liabilities subject to compromise	1,778,000
Outstanding warrants with contingent exercise provisions (Note 11)	N/A	—	Liabilities subject to compromise	7,595,000
Accentia conversion option (Note 11)	N/A	—	Liabilities subject to compromise	8,253,000

Total derivatives not designated as hedging instruments		$6,780,000		$17,846,000

Shares due per compromise order:

On the Effective Date, one of the holders of the Company’s 2008 secured debentures, elected to convert the entire outstanding principal balance of $300,000 plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The remaining 481,250 shares of the Company’s common stock issuable have been recorded as a derivative liability at fair value on the Company’s balance sheet as of December 31, 2010

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2010 (unaudited)				September 30, 2010

Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets

N/A	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities

Derivative Liabilities	$—	$6,780,000	$—	$6,780,000	$—	$17,846,000	$—	$17,846,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

11. Liabilities subject to compromise

On the Effective Date, the Company settled a majority of pre-petition claims against the Company. Footnote 4 contains a summary of certain material provisions of the Plan. As of February 9, 2011, some of the Company’s Class 8 unsecured claims remain in dispute. A reserve in the amount of $1.2 million has been established representing the Company’s estimate as to the eventual allowed amount of the aggregate claims. It is anticipated that these claims will be resolved through a combination of issuance of the Company’s common stock and long term debt through either a negotiated compromise or an adjudicated order entered in the Bankruptcy Court.

12. Stock based compensation:

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer company stock due to the limited trading history of the Company’s common stock as well as other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options outstanding and exercisable as of December 31, 2010 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2010	26,812,486	$0.57	7.64	$17,409,103
Granted	—	—
Exercised	(100,000)	0.06
Cancelled	(10,000)	0.60
Outstanding at December 31, 2010	26,702,486	0.57	7.79	10,031,781
Exercisable at December 31, 2010	9,601,635	$0.61	5.81	$3,496,141

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2010	20,213,333	$0.34
Granted	—	—
Vested	(3,112,482)	0.18
Cancelled	—	—
Non-vested at December 31, 2010	17,100,851	$0.36

On the Effective Date, approximately 3.1 million option shares previously issued to the Company’s employees became vested resulting in the recognition of $4.5 million in share based compensation expense for the three months ended December 31, 2010. Approximately $2.0 million in compensation expense will be recognized over the next two quarters as a result of the vesting of shares.

Common stock warrants outstanding and exercisable as of December 31, 2010 are as follows:

	Shares	Weighted Average Price
Outstanding at October 1, 2010	31,220,405	$0.35
Issued	11,276,990	1.10
Exercised	(1,076,930)	0.01
Cancelled	(14,386,983)	0.04
Outstanding at December 31, 2010	27,033,482	0.84
Exercisable at December 31, 2010	25,433,482	$0.81

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Termination of Warrants and Issuance of Shares:

On the Effective Date, all of the following warrants were terminated and cancelled:

•

the common stock purchase warrant dated March 31, 2006, issued by the Company to Laurus, for the original purchase of up to 18,087,889 shares of the Company’s common stock at an exercise price of $0.01 per share. As of Plan Effective Date, 13,371,358 remained outstanding and were thus terminated pursuant to the Plan;

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

In consideration for the cancellation of the Laurus/Valens Warrants, on the Effective Date, Laurus/Valens received 14,834,782 shares of the Company’s common stock, resulting in the recognition of a $1.1 million loss on reorganization on the Company’s statement of operations for the three months ended December 31, 2010. The shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Plan.

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months Ended December 31,
	2010	2009
Revenues
Instruments and Disposables	$551,000	$915,000
Cell Culture Services	285,000	521,000

Total Revenues	836,000	1,436,000

Cost of Sales
Instruments and Disposables	317,000	413,000
Cell Culture Services	236,000	220,000

Total Cost of Sales	553,000	633,000
Gross Margin ($)	283,000	803,000
Gross Margin (%)	34%	56%

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

14. Commitments and contingencies:

Legal proceedings:

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

Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Company’s Chapter 11 proceeding.

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

Facility leases:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) for its 33,000 square foot facility in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. The Lease, has a ten-year term, also capitalizes certain improvements to the Minneapolis facility, being financed and performed principally by the Company’s landlord as well as, through government grant loans from city and state agencies in Minnesota. These improvements, which began in December 2010, will include the construction of a GMP vaccine manufacturing space within the existing Minneapolis facility. The Company anticipates that its facilities will meet its needs during fiscal 2011. The Company anticipates that as its development of BiovaxID advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

The Company shares office space with the Company’s majority shareholder, Accentia, and utilizes the space as the Company’s principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on September 30, 2011.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to the Company of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to the NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA, if the Company were to abandon work on the vaccine.

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

Stanford University Agreement:

In September 2004, the Company entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, the Company is obligated to pay an annual maintenance fee of $10,000. The agreement also provides that the Company pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line upon approval of BiovaxID. This running royalty will be creditable against the annual maintenance fee. The Company’s agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

Royalty Agreements:

On the Effective Date, the Company, Accentia, and Laurus/Valens entered into royalty termination agreements, terminating Accentia’s and reducing Laurus/Valens’ aggregate royalty interests. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and the Company’s other biologic products was reduced from 35.25% to 6.30%. Additionally, the aggregate royalty obligation on the AutovaxID instrument was reduced from 3.0 % to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Sublicense agreement with related party:

On January 16, 2008, the Company entered into a sublicense agreement (the “Biovest Sublicense”) with Revimmune, LLC under which the Company was granted the exclusive worldwide rights to Revimmune™. Revimmune, LLC’s manager is a director of the Company. The perpetual sublicense allows the Company to develop and market a patent pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

Other material terms and conditions of the Biovest Sublicense are as follows:

•

The Company is obligated to pay to Revimmune, LLC a royalty of 6% on net sales, and in the event of a sublicense of Revimmune, the Company is required to pay 20% of sublicense consideration received. The Company did not pay an upfront fee in connection with the Biovest Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, the Company is required to issue to Revimmune vested warrants to purchase 2.0 million shares of the Company’s common stock. Each such warrant which will be granted at the approval of each successive Sublicensed Product will have an exercise price of $1.10 per share or, at the discretion of Company, at a price equal to the fair market value of the Company’s common stock on the date of the grant of such warrant.

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

15. Subsequent Events:

Issuance of Common Stock:

On January 10, 2011, pursuant to the Retirement Settlement Agreement with the Company’s former Chief Financial Officer, Alan M. Pearce, Biovest issued to Mr. Pearce 56,000 shares of the Company’s common stock.

Appointment of Certain Officers:

Effective as of January 15, 2011, Brian D. Bottjer, C.P.A. was appointed to serve in the position of Acting Chief Financial Officer and Comptroller of the Company. In addition, Mr. Bottjer was also designated to serve as the Company’s Principal Financial Officer and Principal Accounting Officer in connection with dealings with the Company’s independent audit firm and filings with the SEC.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a result of our collaboration with the National Cancer Institute (“NCI”), Biovest International, Inc. (other OTC: “BVTI”) is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

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

In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but un-issued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment received from Accentia was $20 million. We continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934 following the investment of Accentia.

Reorganization

On November 10, 2008, we, and our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11. Our reorganization case was being jointly administered with the reorganization case of our parent company, Accentia under Case No. 8:08-bk-17795-KRM. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting principles generally accepted in the United States generally do not change the manner in which financial statements are prepared while a company is in Chapter 11. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations beginning in the quarter ended December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. We have segregated those items as outlined above for all reporting periods subsequent to November 10, 2008.

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

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where we have has a controlling financial interest or have been determined to be the primary beneficiary under ASC Topic 810 - Consolidation. All significant inter-company balances and transactions have been eliminated.

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

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

Results of Operations

Revenues. Total revenues for the three months ended December 31, 2010 were $0.8 million, compared to revenues of $1.4 million for the three months ended December 31, 2009. Sales from both our instrumentation and cell culture contract segments have decreased year over year. Prior year instrument sales included approximately $0.3 million from a total $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. There was no comparable revenue from this contract in the current fiscal year. The final milestone on this contract was completed in January 2011. We will recognize the final $0.25 million in revenues associated with this project during our second fiscal quarter.

On October 31, 2010, we received notice from the U.S. Internal Revenue Service (“IRS”) that we were approved to receive a Federal grant in the amount of approximately $244,000 under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions; reduce the long-term growth of health care costs in the U.S., or; significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended December 31, 2010 decreased from 56% to 34% when compared to the three months ended December 31, 2009. While revenues have decreased year over year, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses have increased by $68,000 for the three months ended December 31, 2010 compared to the same period in fiscal 2009. This is primarily attributable to an increase in wages and laboratory supplies as we continue to analyze the available data from our clinical trials and plan to seek accelerated and/or conditional approval with the FDA and EMEA. We have hired two additional employees at our Minneapolis facility to support this analysis.

General and administrative expenses increased from $0.5 million to $5.3 million when compared to the same quarter of the previous fiscal year. Upon the Effective Date, a number incentive stock options previously issued to our employees and directors became vested, resulting in a non-cash charge of approximately $4.5 million to general and administrative expense for the three months ending December 31, 2010.

Other Income (Expense). Other expense for the three months ended December 31, 2010, includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Convertible Notes Financing, and other long term notes issued to our unsecured creditors as a result of our Plan. As a result of restructuring our debt to a combination of long term notes and equity, interest expense decreased by $0.9 million or 49% from the three months ended December 31, 2009. The structure of our new debt arrangements resulting from our Plan is discussed in further detail under “Liquidity and Capital Resources” below.

Other expense for the first three months of fiscal 2009 included a gain of $6.0 million on derivative liabilities. The previous year’s gain results from conversion features associated with our then outstanding debt, as well as outstanding warrants which contained contingent exercise provisions. The value of these liabilities varied directly with the trading price of our outstanding common stock. As a result of our Plan, these conversion features no longer exist, and the contingent exercise provisions associated with the warrants have been eliminated.

In connection with our emergence from bankruptcy, we entered into a $7.0 million exit financing with an accredited investor group using the services of Roth Capital Partners, LLC as placement agent. This exit financing consists of a two year secured note which is convertible into shares of our common stock, as well as, warrants which have contingent exercise provisions. The conversion features on the exit financing have been recorded as a derivative liability which we are required to record at fair value resulting in a loss of $4.6 million for the three months ended December 31, 2010.

Reorganization Items.

Gain on Reorganization: For the three months ended December 31, 2010, we recognized a gain of $54,000 resulting from the settlement of our prepetition claims through our Chapter 11 proceedings. See “Liquidity and Capital Resource” for details of our Plan.

Professional Fees: $253,000 and $141,000 were incurred for the quarters ending December 31, 2010 and 2009, respectively, for legal fees as a result of our Chapter 11 proceedings.

Provision for indemnity agreements: Certain of our debts were guaranteed by individuals affiliated with us or our majority shareholder, Accentia. We agreed to indemnify these guarantors should their guarantees be called by the lenders. In December 2008, the lenders called in the guarantees resulting in an unsecured claim against us for approximately 7.6 million shares of our common stock. We initially recorded a provision for this claim based upon the fair value of the 7.6 million shares asserted by the guarantors. In February 2010, we reached an agreement with the guarantors whereby their indemnities would be valued using a price of $0.24 per share, which represents the closing price of our common stock on November 9, 2008, the day prior to filing our petition for reorganization, and represented the amount that would be allowed as an unsecured claim of the guarantors in our Chapter 11 proceedings (approximately $1.8 million). On the Effective Date, the guarantors were issued 1.04 million shares of our common stock in full satisfaction of the aggregate $1.8 million unsecured claim.

Non-controlling interest in earnings from variable interest entities.

For the three months ended December 31, 2009, our statement of operations included a $99,000 non-controlling interest in the losses of the variable interest entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax Credit transactions. As a result of an order approved by the Bankruptcy Court on December 1, 2010, all obligations to all parties to the New Market Tax Credit transactions were terminated. As a result, the variable interest ceased to be included in our consolidated financial statements as of Plan Effective Date.

Liquidity and Capital Resources

At December 31, 2010, we had an accumulated deficit of approximately $157.5 million and working capital of approximately $1.4 million which includes those liabilities subject to compromise, the ultimate outcome of which has yet to be determined through our Chapter 11 proceedings. Our goal is to meet our cash requirements through proceeds from our convertible note transaction, debtor-in-possession line of credit, cell culture and instrument manufacturing activities, and short-term borrowings. Additionally, we may seek additional public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our detailed analysis of our clinical trial results is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™.

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

Chapter 11 Plan of Reorganization

On November 17, 2010, we successfully completed our reorganization and formally exited Chapter 11 as a fully restructured organization (the “Effective Date”). Through the provisions of the Plan, we were able to restructure the majority of our debt into a combination of long-term notes and equity, while preserving common shares held by existing stockholders. In connection with our emergence from bankruptcy, we entered into a $7.0 million exit financing with an accredited investor group using the services of Roth Capital Partners, LLC as exclusive placement agent. The exit financing consists of secured convertible promissory notes in the aggregate principal amount of $7.04 million, which are convertible into shares of our common stock at a conversion rate of $0.91 per share. The notes mature on November 17, 2012, and accrue interest at the rate of seven percent per annum. Interest payments are due monthly, in arrears, and can be paid in either cash or common shares. The exit facility will provide us with working capital for general corporate and research and development activities which includes the payment of our near-term obligations under the Plan.

Corps Real, LLC

On the Effective Date, we executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the members of which are directors of, or are affiliated with our directors, a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $2,291,559. The DIP Lender Plan Note amends and restates the $3.0 million secured line of credit promissory note dated December 22, 2008, previously executed by us in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012, and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. We may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of our common stock at a conversion rate of $0.75 per share of our common stock. The DIP Lender Plan Note is secured by a first priority lien on all of our assets. As of December 31, 2010, the outstanding principal amount of the DIP Lender Plan Note, as issued, on the Effective Date has remained unchanged

Exit Financing

On October 19, 2010, we completed a financing as part of our Plan (the “Exit Financing”). Pursuant to the Exit Financing, the Company issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of our common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). Pursuant to the transaction, we issued, two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of our common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of our common stock (the “Series B Exchange Warrants”). The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears. The first interest payment was paid on December 1, 2010;

•	interest payments are payable at our election in either cash or subject to certain specified conditions, in shares of our common stock;

•

we may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of our common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of our common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, we, at our option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of our common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase 8,733,096 shares of our common stock (the “Series A Warrant Shares”) and;

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017.

•

if we issue or sell any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, the investors have the right to substitute any of the applicable variable price formulation for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of our common stock were issued to the Buyers.

As of December 31, 2010, a total of $4.2 million in principal on the Exchange Notes had been converted into shares of our common stock, resulting in the issuance to the Buyers of 5.0 million shares of our common stock. The remaining principal balance outstanding on the Exchange Notes is $2.8 million as of December 31, 2010.

Laurus/Valens (Class 2)

On the Effective Date, we issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus, PSource, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) in compromise, and satisfaction of secured claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	we may prepay the Laurus/Valens Term A Notes, without penalty, at any time;

•	we are required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by the Company) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

•	from any intercompany funding by Accentia Biopharmaceuticals, Inc. (“Accentia”) (with certain exceptions and conditions); and

•

a prepayment equal to fifty percent (50%) of the positive net cash flow for each fiscal quarter after the Effective Date, less the amount of certain capital expenditures on certain biopharmaceutical products made during such fiscal quarter or during any prior fiscal quarter ending after November 17, 2010.

On November 18, 2010, we prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing. Accordingly, as of December 31, 2010, our indebtedness under the Laurus/Valens Term A Notes was $23.5 million.

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the original principal amount of the Laurus/Valens Term B Notes was $4.16 million

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	we may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, we are required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by Accentia (with certain exceptions and conditions), but only up to the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

As of December 31, 2010, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Effective Date, have remained unchanged.

With the prior written consent of Laurus/Valens, we may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of our common stock. The number of shares of our common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for Biovest common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of our assets, including the assets of our subsidiaries, junior only to the lien granted to Corps Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty will be secured by a pledge by Accentia of 20,115,818 shares of Biovest common stock owned by Accentia and by the assets of Accentia’s subsidiary, Analytica International, Inc.

The Laurus/Valens Term A and B Notes have replaced the following pre-petition claim of Laurus/Valens:

•	$7.799 million note payable to Laurus originated March 2006

•	$0.250 million note payable to Valens Offshore SPV II, Corp originated October 2007

•	$0.245 million note payable to Valens U.S. SPV I, LLC originated October 2007

•	$3.6 million note payable to Valens Offshore SPV II, Corp originated December 2007

•	$4.9 million note payable to Valens U.S. SPV I, LLC originated December 2007

•	$7.5 million minimum royalty due on sales of AutovaxID instrumentation originated in April 2007

•	$4.4 million loan modification fee, originated July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

Class 8, Unsecured Option A Obligations

On the Effective Date, we became obligated to our unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. As of December 31, 2010, the outstanding principal amounts of the Option A Obligations, as issued on the Effective Date, have remained unchanged.

Class 8, Unsecured Option C Notes

On the Effective Date, we became obligated to certain of our unsecured creditors in the principal amount of approximately $2.0 million (the “Option C Notes”). The holders received an amount equal to 100% of such claimant’s allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes, as well as, 0.2 million shares of our common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into our common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

Provided that the average of the volume weighted average prices for our common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth (1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of our common stock at a conversion rate equal to the Ten Day VWAP.

•

If the Ten Day VWAP is less than $1.00 per share, the notes will not automatically convert into shares of our common stock, but will instead become payable at maturity (August 17, 2012), unless the Option C Note holder, elects to convert one-eighth (1/8th) of the Option C Notes plus accrued interest into shares of our common stock at a conversion rate equal to $1.00 per share.

•

Any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at our election, in either cash or in shares of our common stock at a conversion rate equal to the Ten Day VWAP.

•

If, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holder, at its option, may convert any or all of the Option C Notes plus the then accrued and unpaid interest into shares of our common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

•

If, at any time prior to August 17, 2012, the volume weighted average price for our common stock is at least $1.88 per share for thirty (30) consecutive trading days, at our option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share). As of December 31, 2010, the outstanding principal amounts of the Class 8, Unsecured Option C Notes, as issued on the Effective Date, have remained unchanged.

Accentia (Class 3)

On the Effective Date, the entire pre-petition claim (approximately $12.0 million plus post-petition interest at a rate of six percent), due from Biovest to Accentia, our majority shareholder, was converted into shares of our common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of our common stock.

2008 Secured Debenture Holders (Class 4)

On the Effective Date, two holders of our 2008 secured debentures, including one of our directors and an entity affiliated with our CEO/Chairman, elected to convert their entire outstanding principal balance ($500,000) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 331,456 shares our of common stock. One additional holder of the 2008 secured debentures, elected to convert the entire outstanding principal balance of $300,000 plus accrued interest into 550,000 shares of our common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the 2008 secured debentures, Valens U.S. SPV I, LLC, received consideration for their claim in accordance with the Laurus/Valens Term A and Term B Notes (Class 2), previously discussed.

Ronald E. Osman (Class 7)

On the Effective Date, the holder of the May 9, 2008 promissory note, and one of our directors, Ronald E. Osman, elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of our common stock.

Unsecured Claims (Class 8) - Option B

On the Effective Date, we issued to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Plan. A total of 2.1 million shares of our common stock were issued, at an effective conversion rate equal to $1.66 per share.

Equity Interests (Class 12)

On the Effective Date, each of our common stockholders was deemed to receive one (1) share of Reorganized Biovest Common Stock (the “Class 12 Plan Shares”) for each share of Existing Biovest Common Stock held by such stockholder as of the Effective Date. The Class 12 Plan Shares shall be deemed issued pursuant to Section 1145 of the Bankruptcy Code and shall not have any legend restricting the sale thereof under federal securities laws.

April 2006 NMTC Transaction

We entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against us and our affiliates was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our Guaranty, Accentia’s Guaranty, and all of our subsidiary Guaranties and all other obligations to all parties to the April 2006 NMTC Transaction were terminated. We have ceased all activities under the April 2006 NMTC Transaction and we have liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

December 2006 NMTC Transaction

We entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in our Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against us was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our Guaranty, Accentia’s Guaranty, and all of our subsidiary Guaranties and all other obligations to all parties to the December 2006 NMTC Transaction were terminated. We have ceased all activities under the December 2006 NMTC Transaction and we have liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

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

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and our acting chief financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved.)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description of Document

10.1	Term Loan and Security Agreement, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Biovest.

10.2	Secured Term A Note, dated November 17, 2010, between Biovest and Erato Corp.

10.3	Secured Term A Note, dated November 17, 2010, between Biovest and PSource Structured Debt Limited.

10.4	Secured Term A Note, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp.

10.5	Secured Term A Note, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC.

10.6	Secured Term A Note, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd.

10.7	Secured Term B Note, dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (In liquidation)

10.8	Secured Term B Note, dated November 17, 2010, between Biovest and PSource Structured Debt Limited.

10.9	Secured Term B Note, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp.

10.10	Secured Term B Note, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC.

10.11	Secured Term B Note, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd.

10.12	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Erato, Corp.

10.13	Contingent Payment Agreement, dated November 17, 2010, between Biovest and PSource Structured Debt Limited.

10.14	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp.

10.15	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC.

10.16	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd.

10.17	Warrant Termination Agreement (1,000,000 Warrant Shares), dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (in liquidation).

10.18	Warrant Termination Agreement (18,087,889 Warrant Shares), dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (in liquidation).

10.19	Warrant Termination Agreement, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC.

10.20	Royalty Termination Agreement (BiovaxID® and other biologics), dated November 17, 2010, among Biovest, LV Administrative Services, Inc., and Valens U.S. SPV I, LLC.

Exhibit Number	Description of Document

10.21	Royalty Termination Agreement (AutovaxID royalty), dated November 17, 2010, among Biovest, LV Administrative Services, Inc. and the Lenders.

10.22	Royalty Termination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc. and the Lenders.

10.23	Royalty Termination Agreement, dated November 17, 2010, between Biovest and Accentia Biopharmaceuticals, Inc.

10.24	Royalty Assignment Termination Agreement, dated November 17, 2010, among Biovest, Accentia Biopharmaceuticals, Inc., Erato Corp., Valens U.S. SPV, I, LLC, Valens Offshore SPV I, Ltd., and PSource Structured Debt Limited.

10.25	Subordination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc., the Lenders and Corps Real, LLC

10.26	Subordination Agreement, dated November 17, 2010, among Biovest LV Administrative Services, Inc., the Lenders and Accentia Biopharmaceuticals, Inc.

10.27	Closing Shares Lock-Up Agreement, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Accentia Biopharmaceuticals, Inc.

10.28	Limited Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Corps Real, LLC

10.29	Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Analytica International, Inc.

10.30	Stock Pledge Agreement (Accentia Common Stock), dated November 17, 2010, between Accentia and LV Administrative Services, Inc.

10.31	Security Agreement, dated November 17, 2010, between Analtyica and LV Administrative Services, Inc.

10.32	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Biovest and LV Administrative Services, Inc.

10.33	Grant of Security Interest in Intellectual Property, dated November 17, 2010, between Analytica International, Inc. and LV Administrative Services, Inc.

10.34	Plan Secured Promissory Note, dated November 17, 2010, between Biovest and Corps Real, LLC.

10.35	Security Agreement dated November 17, 2010, between Biovest and Corps Real, LLC.

10.36	Resignation Settlement, dated November 17, 2010, between Biovest and Alan M. Pearce.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 11, 2011	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: February 11, 2011	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)