Form 10-Q
period 2011-03-31
BIOVEST INTERNATIONAL INC
filed 2011-05-13
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of April 30, 2011, there were 141,895,364 shares of the registrant’s Common Stock outstanding.

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

INDEX

BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash	$2,310,000	$206,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at March 31, 2011 and September 30, 2010	365,000	398,000
Costs and estimated earnings in excess of billings on uncompleted contracts	231,000	106,000
Inventories	432,000	417,000
Prepaid expenses and other current assets	552,000	140,000

Total current assets	3,890,000	1,267,000

Property and equipment, net	171,000	77,000
Patents and trademarks, net	246,000	261,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	835,000	153,000

Total assets	$7,273,000	$3,889,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$333,000	$556,000
Customer deposits	103,000	85,000
Accrued liabilities	152,000	689,000
Notes payable, related party	—	2,597,000
Current maturities of long term debt	1,013,000	—

Total current liabilities	1,601,000	3,927,000

Long term debt, less current maturities	30,904,000	—
Long term debt, related party	253,000	—
Interest payable	1,116,000	—
Derivative liabilities	3,425,000	—

Total liabilities not subject to compromise	37,299,000	3,927,000

Liabilities subject to compromise (Note 10)	1,190,000	76,898,000

Total liabilities	38,489,000	80,825,000

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 141,874,120 and 98,149,783 issued and outstanding at March 31, 2011 and September 30, 2010	1,419,000	981,000
Additional paid-in capital	124,814,000	67,934,000
Accumulated deficit	(157,449,000)	(149,416,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(31,216,000)	(80,501,000)

Non-controlling interests	—	3,565,000

Total stockholders’ deficit	(31,216,000)	(76,936,000)

Total liabilities and stockholders’ deficit	$7,273,000	$3,889,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue:
Products	$844,000	$1,041,000	$1,151,000	$1,957,000
Services	377,000	200,000	662,000	721,000
Qualified Therapeutic Discovery Project Grant	—	—	244,000	—

Total revenue	1,221,000	1,241,000	2,057,000	2,678,000

Operating costs and expenses:
Cost of revenue:
Products	406,000	456,000	723,000	868,000
Services	250,000	279,000	486,000	499,000
Research and development expense	356,000	216,000	598,000	391,000
General and administrative expense	2,371,000	601,000	7,669,000	1,097,000

Total operating costs and expenses	3,383,000	1,552,000	9,476,000	2,855,000

Income (Loss) from operations	(2,162,000)	(311,000)	(7,419,000)	(177,000)

Other income (expense):
Interest expense, net	(1,095,000)	(2,082,000)	(2,704,000)	(3,860,000)
Gain/(Loss) on derivative liabilities	3,244,000	(25,245,000)	(1,375,000)	(19,278,000)
Other income/(expense), net	17,000	206,000	21,000	204,000

Total other income (expense)	2,166,000	(27,121,000)	(4,058,000)	(22,934,000)

Income (Loss) before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	4,000	(27,432,000)	(11,477,000)	(23,111,000)

Reorganization items:
Gain on reorganization	78,000	—	132,000	—
Professional fees	—	(95,000)	(253,000)	(236,000)
Provision for indemnity agreements	—	1,375,000	—	2,062,000

Total reorganization items	78,000	1,280,000	(121,000)	1,826,000

Net income (loss)	82,000	(26,152,000)	(11,598,000)	(21,285,000)
Less: Net loss attributable to non-controlling interests	—	97,000	—	196,000

Net income (loss) attributable to Biovest International, Inc.	$82,000	$(26,055,000)	$(11,598,000)	$(21,089,000)

Income/(Loss) per common share:
Basic and diluted	$(0.00)	$(0.27)	$(0.09)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	140,924,879	97,549,783	128,933,007	97,549,783

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2011

(unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interests	Total
	Shares	Amount
Balances October 1, 2010	98,149,783	$981,000	$67,934,000	$(149,416,000)	$3,565,000	$(76,936,000)
Dissolution of Non-controlling interests pursuant to plan of reorganization	—	—	—	3,565,000	(3,565,000)	—
Beneficial conversion feature on Corps Real Note	—	—	2,139,000	—	—	2,139,000
Conversion of Empery Notes	6,042,803	60,000	3,406,000	—	—	3,466,000
Issuance of common shares for interest on outstanding debt	81,786	1,000	60,000	—	—	61,000
Shares issued pursuant to plan of reorganization	36,368,126	364,000	33,505,000	—	—	33,869,000
Adjustment to provisions of outstanding warrants pursuant to plan of reorganization	—	—	9,178,000	—	—	9,178,000
Employee share-based compensation	56,000	1,000	6,361,000	—	—	6,362,000
Issuance of warrants upon execution of new facility lease	—	—	825,000	—	—	825,000
Issuance of warrants for placement fee on Empery Notes	—	—	422,000	—	—	422,000
Shares issued upon exercise of warrants	1,075,622	11,000	979,000	—	—	990,000
Shares issued upon exercise of options	100,000	1,000	5,000	—	—	6,000
Net Income (Loss)	—	—	—	(11,598,000)	—	(11,598,000)

Balances March 31, 2011	141,874,120	$1,419,000	$124,814,000	$(157,449,000)	$—	$(31,216,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,598,000)	$(21,285,000)
Adjustments to reconcile net income (loss) to net cash flows from operating activities before reorganization items:
Depreciation	24,000	29,000
Amortization of patents	15,000	15,000
Employee share-based compensation	6,314,000	63,000
Amortization of discount on notes payable	240,000	904,000
Amortization of deferred loan costs	938,000	32,000
Common shares issued for interest on outstanding debt	376,000	—
(Gain)/Loss on derivative liabilities	1,375,000	19,278,000
Changes in cash resulting from changes in:
Operating assets	(39,000)	13,000
Operating liabilities	810,000	3,081,000

Net cash flows from operating activities before reorganization items	(1,545,000)	2,130,000

Reorganization items:
Gain on reorganization plan	(132,000)	—
Change in accrued professional fees	(278,000)	16,000
Change in provision for indemnity agreements	—	(2,062,000)

Net change in cash flows from reorganization items	(410,000)	(2,046,000)

Net cash flows from operating activities	(1,955,000)	84,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(120,000)	(16,000)

Net cash flows from investing activities	(120,000)	(16,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,026,000)	(39,000)
Advances (to)/from related party	(46,000)	184,000
Proceeds from long-term debt	7,000,000	—
Proceeds from exercise of stock options	6,000	—
Payment of deferred financing costs	(755,000)	(40,000)

Net cash flows from financing activities	4,179,000	105,000

Net change in cash	2,104,000	173,000
Cash at beginning of period	206,000	226,000

Cash at end of period	$2,310,000	$399,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:

Issuance of warrants	$7,376,000	$—
Issuance of shares for payment of principal and interest on outstanding debt	$4,745,000	$—
Issuance of shares to settle pre-petition claims	$52,485,000	$—
Cash paid for interest during period	$75,000	$94,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

To support Biovest’s planned commercialization of BiovaxID, Biovest developed an automated cell culture instrument called AutovaxID™. Biovest believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. Biovest is collaborating with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which Biovest anticipates will minimize the need for Federal Food and Drug Administration (“FDA”) required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. AutovaxID has a small footprint and supports scalable production.

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

As of March 31, 2011, Biovest is a 63% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

2. Chapter 11 Reorganization:

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Company operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, Biovest filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, Biovest filed its First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. Biovest emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Chapter 11 Reorganization (continued):

The method and timing of payments by the Debtors for their prepetition obligations were addressed in the Plan and are discussed in detail in the footnotes below.

Amendments to Articles of Incorporation or Bylaws:

On November 17, 2010, the Company amended and restated its certificate of incorporation and its bylaws to incorporate provisions (a) required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code, and (b) granting the Company’s senior, secured creditor, Laurus Master Fund, Ltd. (in liquidation) (“Laurus”) the right, upon an event of default under Section 20(a) of that certain Term Loan and Security Agreement, executed on the Effective Date, by and among Laurus, the lenders party thereto, the Company, and the Company’s subsidiaries (after giving effect to any applicable grace period provided therein), to appoint and maintain one-third ( 1/3) of the total number of directors of the Company (thereafter, such right to appoint directors will continue notwithstanding the Company’s cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full).

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

Operating results for the three and six month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Accounting for Reorganization Proceedings:

ASC Topic 852 – Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest became subject to ASC Topic 852 effective on November 10, 2008, emerged from Chapter 11 protection on November 17, 2010 and has segregated those items as outlined above for all reporting periods between such dates.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Significant accounting policies (continued):

Pursuant to the Company’s Plan, holders of existing voting shares of the Company’s stock immediately before Plan confirmation received more than 50 percent of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Company’s Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allowed for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on its pre-petition debt for periods after November 10, 2008, due to the uncertain nature of the provisions of the Plan prior to its confirmation. The Company emerged from Chapter 11 protection, and the Plan became effective on November 17, 2010. The Plan sets forth the interest each class of creditors shall receive as part of their allowed claim.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Significant accounting policies (continued):

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the six months ended March 31, 2011, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Significant accounting policies (continued):

Revenue recognition:

Instruments and disposables sales are recognized in the period in which the applicable products are delivered. The Company does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company and, as such, are not recognized as revenue until product delivery. Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to the estimated total contract costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

Grant Revenue:

Grant revenue is the result of the Company being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2010. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2010 and 2009.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Significant accounting policies (continued):

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-27 “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” amending Accounting Standards Codification (“ASC”) 720 “Other Expenses” to address questions concerning how pharmaceutical manufacturers should recognize the annual fees imposed by the Patient Protection and Affordable Care Act for each calendar year beginning January 1, 2011. The ASU requires that the liability related to the annual fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The amendment is effective commencing with the quarter ended March 31, 2011 and did not have significant material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28 “Intangibles – Goodwill and Other”, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts as required by ASC Topic 350. Under the amendment, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If this determination is made, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). This update became effective beginning with the quarter ended March 31, 2011 and did not have a material impact on the Company’s financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

4. Liquidity and management plans:

As of March 31, 2011, the Company had an accumulated deficit of approximately $157.4 million and working capital of approximately $2.3 million. This figure does not include those liabilities which are subject to compromise through the Company’s Chapter 11 proceedings. It is expected that the ultimate outcome of these claims will be determined by the Court within the next twelve months. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

The Company completed its Phase 3 clinical trial of BiovaxID® for the indication of FL. Under the Company’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the Federal Food and Drug Administration (“FDA”) and European Medicines Agency (“EMEA”). Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID with the FDA, EMEA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, the Company has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued, most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Liquidity and management plans (continued):

Chapter 11 Plan of Reorganization:

On November 17, 2010 (the “Effective Date”), Biovest emerged from Chapter 11 protection, and the Company’s Plan of Reorganization (the “Plan”) became effective. In connection with the emergence from bankruptcy, the Company entered into a $7.0 million exit financing with an accredited investor group with the services of Roth Capital Partners, LLC, as placement agent. The exit financing provided the Company with working capital for general corporate and research and development activities including paying the Company’s near-term obligations under the Plan. The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan.

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

On the Effective Date, the Company issued to Laurus/Valens term notes (the “Laurus/Valens Term B Notes”) in the principal amount of $4.16 million, in compromise and satisfaction of secured claims prior to the Effective Date. The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a first lien on all of the assets of the Company and its subsidiaries, junior only to the priority lien to Corps Real and to certain permitted liens.

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

•

2008 Secured Debentures: On the Effective Date, two holders of the Company’s 2008 secured debentures, including one of the Company’s directors and an entity affiliated with the Company’s CEO/Chairman, elected to convert their entire outstanding principal balance ($0.5 million) plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares of the Company’s common stock. One additional holder of the Company’s 2008 secured debentures, elected to convert their entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the Company’s 2008 secured debentures, Valens U.S. SPV I, LLC, received consideration for their claim in accordance with the Laurus/Valens Term A and Term B Notes previously discussed.

•

Claims of Ronald E. Osman: On the Effective Date, the holder of the Company’s May 9, 2008 promissory note, Ronald E. Osman, who is a director of the Company, elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of the Company’s common stock.

•

Plan Distributions to Unsecured Creditors: On the Effective Date, the Company became obligated to pay to the Company’s unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum in one installment on March 27, 2014. These unsecured claims included the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities.

Also on the Effective Date, the Company issued to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Plan a total of 2.1 million shares (the “Class 8 Plan Shares”) of the Company’s common stock, at an effective conversion rate equal to $1.66 per share.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Liquidity and management plans (continued):

•

Class 12 Equity Interests: Each of the Company’s common stockholder on the Effective Date, was deemed to receive one (1) share of reorganized Biovest common stock (the “Class 12 Plan Shares”) for each share of existing Biovest common stock held by such stockholder as of the Effective Date. The Company’s Class 12 Plan Shares were deemed issued pursuant to Section 1145 of the Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws.

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

•

the common stock purchase warrant dated March 31, 2006, issued by the Company to Laurus, for the purchase of up to 18,087,889 shares of the Company’s common stock at an exercise price of $0.01 per share. As of November 17, 2010, 13,371,358 remained outstanding and were thus terminated pursuant to the Plan; and

•

the common stock purchase warrant dated September 22, 2008, issued by the Company to Valens U.S., for the purchase of up to 1,015,625 shares of the Company’s common stock at an exercise price of $0.40 per share.

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

•

Cancellation and Reduction of Royalty Interests: On the Effective Date, the Company, Accentia, and Laurus/Valens entered into several agreements (the “Laurus/Valens Royalty Termination Agreements”) terminating the following royalties pursuant to the Plan. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and the Company’s other biologic products was reduced from 35.25% to 6.30%. Additionally, the aggregate royalty obligation on the AutovaxID instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation. Furthermore, the Royalty Agreement by and between the Company and Accentia, dated as of October 31, 2006, as amended, was terminated, which resulted in the cancellation of all royalty interest of Accentia in the Company’s biologic products.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Liquidity and management plans (continued):

The Qualifying Therapeutic Discovery Project:

On October 31, 2010, the Company received notice from the U.S. Internal Revenue Service (“IRS”) that the Company’s application to receive a Federal grant in the amount of approximately $244,000 under the Qualifying Therapeutic Discovery Project was approved. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to:

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

Minneapolis, Minnesota Facility Lease:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis, Minnesota. The Lease has an initial term of ten (10) years, with provisions for extensions thereof, and will allow the Company to continue and to expand its operations in the Minneapolis facility which it has occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby the Landlord, with cooperation in the form of loans from the City of Coon Rapids and the State of Minnesota, has agreed to construct certain improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis facility, with the costs of the construction to be amortized over the term of the Lease. In connection with this strategic agreement, the Company issued to the Landlord a warrant (the “Warrant”) to purchase up to one million shares of the Company’s common stock, vesting 60 days from the date of issuance, with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the warrant become registered (the Company has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Concentrations of credit risk and major customer information:

The Company has granted credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs credit evaluations of its customers on an ongoing basis. Three customers accounted for 44% and 55% of revenues for the six months ended March 31, 2011 and 2010, respectively. Three customers accounted for 69% of trade accounts receivable as of March 31, 2011, compared to the four customers that accounted for 79% of trade accounts receivable as of March 31, 2010. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 22% of revenues for the six months ended March 31, 2011, compared to 27% for the same period in the prior fiscal year. For the six months ended March 31, 2011 and 2010, sales to customers in the United Kingdom accounted for 19% of total revenue.

6. Inventories:

Inventories consist of the following:

	March 31, 2011 (Unaudited)	September 30, 2010
Raw materials	$271,000	$104,000
Work-in-process	57,000	—
Finished goods	104,000	313,000

	$432,000	$417,000

7. Related party transactions:

Notes payable, related party consists of the following:

	March 31, 2011 (Unaudited)	September 30, 2010
Accentia promissory demand notes – prime rate	$—	$556,000
Debtor-in-possession note – 16%	—	1,890,000
Accrued interest	—	151,000

	$—	$2,597,000

Accentia promissory demand notes:

On the Effective Date, the entire pre-petition claim due from the Company to Accentia, the Company’s majority shareholder, was converted into the Company’s common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of the Company’s common stock. The fair value of these shares (approximately $26.0 million) was recorded against the carrying value of the Accentia notes on November 17, 2010, resulting in a $5.0 million loss on reorganization which has been recorded on the Company’s statement of operations for the six months ended March 31, 2011.

Loan to Accentia:

During the current quarter, the Company has loaned approximately $0.29 million to Accentia, to cover near-term operating expenses which has been classified under other current assets on the Company’s balance sheet as of March 31, 2011. It is anticipated that the non-interest bearing loan will be repaid by Accenti,a prior to the end of the Company’s fiscal year.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Related party transactions (continued):

Corps Real Note:

On the Effective Date, Biovest issued a secured convertible promissory note (the “DIP Lender Plan Note”) in the principal amount of $2,291,560 to Corps Real, LLC (“Corps Real”) an Illinois limited liability company, whose principal members are directors of, or affiliated with the Company’s directors. The DIP Lender Plan Note allows the Company to draw up to an additional $0.9 million. The DIP Lender Plan Note replaces the $3.0 million debtor-in-possession secured line of credit promissory note dated December 22, 2008 which was previously executed by the Company in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. The Company may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of the Company’s common stock at a conversion rate of $0.75 per share. The DIP Lender Plan Note is secured by a first priority lien on all of the Company’s assets.

The DIP Lender Plan Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the note. The discount will be amortized to interest expense using the effective interest method over the two year term of the note. The carrying value of the note is $0.53 million and has been classified long term debt, related party on the Company’s balance sheet as of March 31, 2011.

8. Long Term Debt:

Long Term Debt consists of the following:

	March 31, 2011 (Unaudited)	September 30, 2010
Class 8, Unsecured Option A Obligations	$2,712,000	$—
Class 8, Unsecured Option C Notes	1,520,000	—
Exit Financing ($1.934 million principal less $1.876 million discount)	58,000	—
Laurus/Valens Term A Notes	23,467,000	—
Laurus/Valens Term B Notes	4,160,000	—

	31,917,000	—
Less: current maturities	(1,013,000)	—

	$30,904,000	$—

Future maturities of long-term debt are as follows:

Years ending March 31,
2012	$1,013,000
2013	25,908,000
2014	6,872,000

Total maturities	33,793,000
Less unamortized discount	(1,876,000)

$31,917,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Long Term Debt (continued):

Class 8, Unsecured Option A Obligations:

On the Effective Date, the Company became obligated to the Company’s unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.5 million gain on reorganization for the six months ended March 31, 2011.

Class 8, Unsecured Option C Notes:

On the Effective Date, the Company became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as, 0.2 million shares of the Company’s common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into the Company’s common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

provided that the average of the volume weighted average prices for the Company’s common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth ( 1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP;

•

if the Ten Day VWAP is less than $1.00 per share, the Option C Notes will not automatically convert into shares of the Company’s common stock, but will instead become payable at maturity (August 17, 2012), unless the Option C Note holder, elects to convert one-eighth ( 1/8th) of its Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at the election of Biovest in either cash or in shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holder, at its option, may convert any or all of the Option C Notes plus the then accrued and unpaid interest into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion the Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for the Company’s common stock is at least $1.88 per share for thirty (30) consecutive trading days, the Company, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

On February 17, 2011, with the Ten Day VWAP at less than $1.00 per share, the Option C Note holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of 391,980 shares of the Company’s common stock.

Exit Financing:

On October 19, 2010, the Company completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, the Company issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). Pursuant to the Exit Financing, the Company issued two types of separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of the Company’s common stock (the “Series B Exchange Warrants”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Long Term Debt (continued):

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

As of March 31, 2011, a total of $5.1 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of 6.0 million shares of the Company’s common stock. The remaining principal balance outstanding on the Exchange Notes is $1.9 million as of March 31, 2011.

The Exchange Notes and Warrants contain conversion and adjustment features properly classified as derivative instruments required to be recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Long Term Debt (continued):

Laurus/Valens Term A and Term B Notes:

On the Effective Date, the Company issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate principal amount of $29.06 million to Laurus/Valens in compromise, and satisfaction of secured claims prior to the Effective Date.

The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Note was $24.9 million;

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•	interest accrues at the rate of eight percent per annum (with a twelve percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Laurus/Valens Term A Notes, without penalty, at any time; and

•	the Company is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by the Company) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

•	from any intercompany funding by Accentia to the Company (with certain exceptions and conditions); and

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Long Term Debt (continued):

The Laurus/Valens Term A and B Notes have replaced the following obligations due to Laurus and its affiliates:

•	the $7.799 million note payable to Laurus originated in March 2006;

•	the $0.250 million note payable to Valens Offshore SPV II, Corp originated in October 2007;

•	the $0.245 million note payable to Valens U.S. SPV I, LLC originated in October 2007;

•	the $3.6 million note payable to Valens Offshore SPV II, Corp originated in December 2007;

•	the $4.9 million note payable to Valens U.S. SPV I, LLC originated in December 2007;

•	the $7.5 million minimum royalty due on sales of AutovaxID instrumentation originated in April 2007; and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the six months ended March 31, 2011.

9. Derivative liabilities:

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of March 31, 2011 and September 30, 2010. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	March 31, 2011 (unaudited)		September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments

Series A Exchange Warrants (Note 8)	Derivative Liabilities	$3,141,000	N/A	$—

Conversion option on Convertible Note Financing (Note 8)	Derivative Liabilities	45,000	N/A	—

Shares due per compromise order	Derivative Liabilities	239,000	N/A	—

Biovax Investment, LLC investor put option	N/A	—	Liabilities subject to compromise	136,000

AutovaxID Investment, LLC investor put option	N/A	—	Liabilities subject to compromise	84,000

Derivatives resulting from issuance of Secured Convertible Debenture	N/A	—	Liabilities subject to compromise	1,778,000

Outstanding warrants with contingent exercise provisions	N/A	—	Liabilities subject to compromise	7,595,000

Accentia conversion option	N/A	—	Liabilities subject to compromise	8,253,000

Total derivatives not designated as hedging instruments		$3,425,000		$17,846,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative liabilities (continued):

Shares due per compromise order:

On the Effective Date, one of the holders of the Company’s 2008 secured debentures, elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010, and the second installment issued on February 17, 2011. The remaining 412,500 shares of the Company’s common stock issuable have been recorded as a derivative liability at fair value on the Company’s balance sheet as of March 31, 2011

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2011 (unaudited)				September 30, 2010
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets

N/A	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities

Derivative Liabilities	$—	$3,425,000	$—	$3,425,000	$—	$17,846,000	$—	$17,846,000

10. Liabilities subject to compromise:

On the Effective Date, the Company settled the majority of its pre-petition claims. Footnote 4 contains a summary of certain material provisions of the Plan. As of March 31, 2011, some of the Company’s Class 8 unsecured claims remain in dispute. A reserve in the amount of $1.2 million has been established representing the Company’s estimate as to the eventual allowed amount of the aggregate claims. It is anticipated that these claims will be resolved through a combination of issuance of the Company’s common stock and long term debt through either a negotiated compromise or an adjudicated order entered in the Bankruptcy Court.

11. Stock based compensation:

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer company stock due to the limited trading history of the Company’s common stock as well as other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The Company has also issued performance based awards, the vesting of which are tied to Company’s achievement of specific pre-defined goals. The Company estimates the likelihood of success at time of grant to determine inputs to the Black-Scholes-Merton valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options outstanding and exercisable as of March 31, 2011 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2010	26,812,486	$0.57	7.64	$17,409,103
Granted	1,250,000	0.87
Exercised	(100,000)	0.06
Cancelled	(150,000)	1.21
Outstanding at March 31, 2011	27,812,486	0.58	7.68	3,349,312

Exercisable at March 31, 2011	11,539,967	$0.20	6.46	$2,249,202

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Stock based compensation (continued):

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2010	20,213,333	$0.34
Granted	1,250,000	0.87
Vested	(5,190,814)	0.13
Cancelled	—	—
Non-vested at March 31, 2011	16,272,519	$0.45

For the six months ended March 31, 2011, approximately 5.2 million option shares previously issued to the Company’s employees became vested as a result of the Company’s exit from reorganization, causing the recognition of approximately $6.3 million in share based compensation expense. Compensation expense in the amount of approximately $1.4 million will be recognized over the next two years as a result of the vesting of shares currently outstanding.

Common stock warrants outstanding and exercisable as of March 31, 2011 are as follows:

	Shares	Weighted Average Price
Outstanding at October 1, 2010	31,220,405	$0.35
Issued	11,276,990	1.10
Exercised	(1,076,930)	0.01
Cancelled	(14,386,983)	0.04

Outstanding at March 31, 2011	27,033,482	0.84

Exercisable at March 31, 2011	26,433,482	$0.81

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

•

the common stock purchase warrant dated September 22, 2008, issued by the Company to Valens U.S., for the purchase of up to 1,015,625 shares of the Company’s common stock at an exercise price of $0.40 per share; and

In consideration for the cancellation of the Laurus/Valens Warrants, on the Effective Date, Laurus/Valens received 14,834,782 shares of the Company’s common stock, resulting in the recognition of a $1.1 million loss on reorganization on the Company’s statement of operations for the six months ended March 31, 2011. The shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Plan.

12. Segment information:

The Company operates in three identifiable industry segments. The Company’s cell culture products and services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The instruments and disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The therapeutic vaccine segment is focused on developing BiovaxID®, and has received a federal grant in the amount of approximately $0.244 million under the Qualified Therapeutic Discovery Project, as described earlier.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Segment information (continued):

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended March 31,		Six Months ended March 31,
	2011	2010	2011	2010

Revenues

Instruments and Disposables	$844,000	$1,041,000	$1,151,000	$1,957,000
Cell Culture Services	377,000	200,000	662,000	721,000
Therapeutic Vaccine	—	—	244,000	—

Total Revenues	1,221,000	1,241,000	2,057,000	2,678,000

Cost of Sales
Instruments and Disposables	406,000	456,000	723,000	868,000
Cell Culture Services	250,000	279,000	486,000	499,000

Total Cost of Sales	656,000	735,000	1,209,000	1,367,000

Gross Margin ($)	$565,000	$506,000	$848,000	$1,311,000
Gross Margin (%)	46%	41%	41%	49%

13. Commitments and contingencies:

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

Other proceedings:

On August 4, 2008, the Company was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. The Company intends to seek to dismiss this litigation and plan to defend these claims vigorously. Upon the filing of the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. The Company anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which the Company expects to file shortly.

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on the Company’s business, assets, or results of operations.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and contingencies (continued):

Facility leases:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) for its 33,000 square foot facility in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. The Lease has a ten-year term, also capitalizes certain improvements to the Minneapolis facility, being financed and performed principally by the Company’s landlord as well as through government grant loans from city and state agencies in Minnesota. These improvements, which began in December 2010, will include the construction of a GMP vaccine manufacturing space within the existing Minneapolis facility. The Company anticipates that its facilities will meet its needs during fiscal 2011. The Company anticipates that as its development of BiovaxID advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and contingencies (continued):

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

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

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

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID™. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as other monoclonal antibodies. We are collaborating with the U.S. Department of Defense to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which we anticipate will minimize the need for Federal Food and Drug Administration (“FDA”) required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. AutovaxID has a small footprint and supports scalable production.

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

Reorganization

On November 10, 2008, we, and our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11. Our reorganization case was jointly administered with the reorganization case of our parent company, Accentia under Case No. 8:08-bk-17795-KRM. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where we have had a controlling financial interest or have been determined to be the primary beneficiary under ASC Topic 810 – Consolidation. All significant inter-company balances and transactions have been eliminated.

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

Results of Operations

Revenues. Total revenues for the six months ended March 31, 2011 were $2.1 million, compared to revenues of $2.7 million for the six months ended March 31, 2010. Sales from both our instrumentation and cell culture contract segments have decreased year over year. Prior year instrument sales included approximately $0.6 million from a total $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. The current fiscal year includes revenues of $0.3 million on this contract and the contract has been closed with the final milestone having been completed in January 2011.

On October 31, 2010, we received notice from the U.S. Internal Revenue Service (“IRS”) that we were approved to receive a Federal grant in the amount of approximately $0.24 million under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions; reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID.

Gross Margin. The overall gross margin as a percentage of sales for the six months ended March 31, 2011 decreased from 49% to 41% when compared to the six months ended March 31, 2010. While revenues have decreased year over year, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses have increased by $0.2 million for the six months ended March 31, 2011 compared to the same period in fiscal 2010. This is primarily attributable to an increase in wages and laboratory supplies as we continue to analyze the available data from our clinical trials and plan to seek accelerated and/or conditional approval with the FDA and European Medicines Agency (“EMEA”). We have hired two additional employees at our Minneapolis facility to support this analysis.

General and administrative expenses increased from $1.1 million to $7.7 million when compared to the same six months of the previous fiscal year. Upon emerging from reorganization, a number of incentive stock options previously issued to our employees and directors became vested, resulting in a non-cash charge of approximately $6.3 million to general and administrative expense for the six months ending March 31, 2011.

Other Income (Expense). Other expense for the six months ended March 31, 2011, includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Convertible Notes Financing, and other long term notes (as defined below) issued to our unsecured creditors as a result of our Plan. As a result of restructuring our debt to a combination of long term notes and equity, interest expense decreased by $1.2 million or 30% from the six months ended March 31, 2010. The structure of our new debt arrangements resulting from our Plan is discussed in further detail under “Liquidity and Capital Resources” below.

Other expense for the first six months of fiscal 2011 and 2010 included a loss of $1.4 million and $19.3 million, respectively, on derivative liabilities. The previous year’s loss results from conversion features associated with our then outstanding debt, as well as outstanding warrants which contained contingent exercise provisions. The value of these liabilities varied directly with the trading price of our outstanding common stock. As a result of our Plan, these conversion features no longer exist, and the contingent exercise provisions associated with the warrants have been eliminated.

In connection with our emergence from bankruptcy, we entered into a $7.0 million exit financing with an accredited investor group using the services of Roth Capital Partners, LLC as placement agent. This exit financing consists of a two year secured note which is convertible into shares of our common stock, as well as warrants which have contingent exercise provisions. The conversion features on the exit financing have been recorded as a derivative liability which we are required to record at fair value resulting in the current year loss on derivative liabilities.

Reorganization Items.

Gain on Reorganization: For the six months ended March 31, 2011, we recognized a gain of $0.1 million resulting from the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to the Plan, holders of existing voting shares immediately before confirmation received more than 50 percent of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by our Plan were stated at present values of amounts to be paid, and forgiveness of debt will be reported as an extinguishment of debt resulting in the gain on reorganization. See “Liquidity and Capital Resource” for details of our Plan.

Professional Fees: $0.25 million and $0.24 million were incurred for the quarters ending March 31, 2011 and 2010, respectively, for legal fees as a result of our Chapter 11 proceedings.

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

For the six months ended March 31, 2010, our statement of operations included a $0.2 million net loss attributable to non-controlling interests in the entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax Credit transactions (as defined below). As a result of an order approved by the Bankruptcy Court on December 1, 2010, all obligations to all parties to the New Market Tax Credit transactions were terminated. As a result, the variable interest ceased to be included in our consolidated financial statements as of the Effective Date of our Plan.

Liquidity and Capital Resources

At March 31, 2011, we had an accumulated deficit of approximately $157.4 million and working capital of approximately $2.3 million. Working capital does not include those liabilities which are subject to compromise through our Chapter 11 proceedings, the ultimate outcome of which is expected to be determined by the Bankruptcy Court within the next twelve months. Our goal is to meet our cash requirements through proceeds from our convertible note transaction, debtor-in-possession line of credit, cell culture and instrument manufacturing activities, and short-term borrowings. We intend to seek additional public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our detailed analysis of our clinical trial results is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™.

Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including through the sale of equity or debt securities, strategic collaborations, recognized research funding programs, and domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Chapter 11 Plan of Reorganization

On November 17, 2010 (the “Effective Date”), we successfully completed our reorganization and formally exited Chapter 11 as a fully restructured organization. Through the provisions of the Plan, we were able to restructure the majority of our debt into a combination of long-term notes and equity, while preserving common shares held by existing stockholders. As further described below in connection with the Plan, we entered into an exit financing to provide us with working capital for general corporate and research and development activities which includes the payment of our near-term obligations under the Plan.

Corps Real, LLC

On the Effective Date, we executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the members of which are directors of our Company, or are affiliated with directors of our Company, a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $2,291,560. The DIP Lender Plan Note amends and restates the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed by us in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012, and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. We may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of our common stock at a conversion rate of $0.75 per share of our common stock. The DIP Lender Plan Note is secured by a first priority lien on all of our assets. As of March 31, 2011, the outstanding principal amount of the DIP Lender Plan Note, as issued, on the Effective Date has remained unchanged.

Exit Financing

On October 19, 2010, we completed a financing as part of our Plan (the “Exit Financing”). Pursuant to the Exit Financing, we issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of our common stock (the “Initial Warrants”) to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, we issued two separate types of Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

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

•	interest payments are payable at our election in either cash or, subject to certain specified conditions, in shares of our common stock;

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

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate of 8,733,096 shares of our common stock (the “Series A Warrant Shares”);

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if we issue or sell any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of our common stock, including by way of one or more reset(s) to a fixed price, the Buyers have the right to substitute any of the applicable variable price formulation for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of our common stock were issued to the Buyers.

As of March 31, 2011, a total of $5.1 million in principal on the Exchange Notes had been converted into shares of our common stock, resulting in the issuance to the Buyers of 6.0 million shares of our common stock. The remaining principal balance outstanding on the Exchange Notes is $1.9 million as of March 31, 2011.

Laurus/Valens (Class 2)

On the Effective Date, we issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, (collectively, “Valens”) and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) in compromise, and satisfaction of secured claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	we may prepay the Laurus/Valens Term A Notes, without penalty, at any time; and

•	we are required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by us) of certain capital raising transactions (with certain exclusions), but only up to the amount of the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

•	from any intercompany funding by Accentia (with certain exceptions and conditions); and

•

a prepayment equal to fifty percent (50%) of the positive net cash flow for each fiscal quarter after the Effective Date, less the amount of certain capital expenditures on certain biopharmaceutical products made during such fiscal quarter or during any prior fiscal quarter ending after November 17, 2010.

On November 18, 2010, we prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing. As of March 31, 2011, our indebtedness under the Laurus/Valens Term A Notes was $23.5 million.

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the original principal amount of the Laurus/Valens Term B Notes was $4.16 million;

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	we may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, we are required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by Accentia (with certain exceptions and conditions), but only up to the amount of the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

As of March 31, 2011, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Effective Date, have remained unchanged.

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

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of our assets, including the assets of our subsidiaries, junior only to the lien granted to Corps Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by Accentia (the “Accentia Guaranty”) up to a maximum amount of $4,991,360. The Accentia Guaranty will be secured by a pledge by Accentia of 20,115,818 shares of our common stock owned by Accentia and by the assets of Accentia’s subsidiary, Analytica International, Inc.

The Laurus/Valens Term A Notes and Laurus/Valens B Notes have replaced the following pre-petition claim of Laurus/Valens:

•	the $7.799 million note payable to Laurus originated in March 2006;

•	the $0.250 million note payable to Valens Offshore SPV II, Corp originated in October 2007;

•	the $0.245 million note payable to Valens U.S. SPV I, LLC originated in October 2007;

•	the $3.6 million note payable to Valens Offshore SPV II, Corp originated in December 2007;

•	the $4.9 million note payable to Valens U.S. SPV I, LLC originated in December 2007;

•	the $7.5 million minimum royalty due on sales of AutovaxID instrumentation originated in April 2007; and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

Class 8, Unsecured Option A Obligations

On the Effective Date, we became obligated to our unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. As of March 31, 2011, the outstanding principal amounts of the Option A Obligations, as issued on the Effective Date, have remained unchanged.

Class 8, Unsecured Option C Notes

On the Effective Date, we became obligated to certain of our unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as, 0.2 million shares of our common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into our common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

provided that the average of the volume weighted average prices for our common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth ( 1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of our common stock at a conversion rate equal to the Ten Day VWAP;

•

if the Ten Day VWAP is less than $1.00 per share, the Option C Notes will not automatically convert into shares of our common stock, but will instead become payable at maturity (August 17, 2012), unless an Option C Note holder, elects to convert one-eighth ( 1/8th) of its Option C Notes plus accrued interest into shares of our common stock at a conversion rate equal to $1.00 per share;

•

any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at our election, in either cash or in shares of our common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holder, at its option, may convert any or all of its Option C Notes plus the then accrued and unpaid interest into shares of our common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share) and

•

if, at any time prior to August 17, 2012, the volume weighted average price for our common stock is at least $1.88 per share for thirty (30) consecutive trading days, at our option, we may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

On February 17, 2011, the Ten Day VWAP of our stock was less than $1.00 per share. On that date, the Option C Note holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of our common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of 391,980 shares of our common stock. As of March 31, 2011, approximately $1.5 million in principal remains outstanding on the Option C Notes.

Accentia (Class 3)

On the Effective Date, the entire pre-petition claim (approximately $12.0 million plus post-petition interest at a rate of six percent), due from us to Accentia, our majority shareholder, was converted into shares of our common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of our common stock.

2008 Secured Debenture Holders (Class 4)

On the Effective Date, two holders of our 2008 secured debentures, including one of our directors and an entity affiliated with our CEO/Chairman, elected to convert their entire outstanding principal balance ($500,000) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares our of common stock. One additional holder of the 2008 secured debentures, elected to convert the entire outstanding principal balance of $300,000 plus accrued interest into 550,000 shares of our common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the 2008 secured debentures, Valens U.S. SPV I, LLC, received consideration for their claim in accordance with the Laurus/Valens Term A and Term B Notes (Class 2), as previously discussed.

Ronald E. Osman (Class 7)

On the Effective Date, the holder of the May 9, 2008 promissory note (who is one of our directors, Ronald E. Osman) elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of our common stock.

Unsecured Claims (Class 8) – Option B

On the Effective Date, we issued unrestricted shares of our common stock to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Plan. A total of 2.1 million shares of our common stock were issued in payment of these unsecured Option B claims, at an effective conversion rate equal to $1.66 per share.

Equity Interests (Class 12)

On the Effective Date, each of our common stockholders was deemed to receive one (1) share of reorganized Biovest common stock (the “Class 12 Plan Shares”) for each share of previously outstanding Biovest common stock held by such stockholder as of the Effective Date. The Class 12 Plan Shares were deemed issued pursuant to Section 1145 of the Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws.

April 2006 NMTC Transaction

We entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against us and our affiliates was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our guaranty, Accentia’s guaranty, and all of our subsidiary guaranties and all other obligations to all parties to the April 2006 NMTC Transaction were terminated. We have ceased all activities under the April 2006 NMTC Transaction and we have liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated our management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	On January 1, 2011, we issued Incentive Stock Option Award Agreements (“Option Awards”) to our employees under our 2010 Equity Incentive Plan. The Option Awards granted an option to purchase as aggregate of 1,150,000 shares of our common stock at an exercise price of $0.92 per share.

2.	On January 10, 2011, we issued 56,000 shares of our common stock to Alan M. Pearce pursuant to the December 31, 2010 Resignation Settlement between us and Mr. Pearce. These shares were issued consideration of the settlement of all claims by Mr. Pearce, including but not limited to, claims under or arising out of Mr. Pearce’s Employment Agreement with us.

3.	On February 1, 2011, we issued an incentive stock option award agreement (“Reardan Option Award”) to Dayton Reardan pursuant to the February 1, 2011 Consultant Agreement between us and Mr. Reardan. The Reardan Option Award granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.71 per share.

4.	During the three months ended March 31, 2011, pursuant to our Plan with an effective date of November 17, 2010 and Section 1145 of the United States Bankruptcy Code, we issued 1,617,912 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.50 to $1.66 per share.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 1 and 3 by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in paragraph 2 above by virtue of Section 4(2) of the Securities Act in that such sale and issuance did not involve a public offering. The recipient of the securities represented his intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued. The recipient had adequate access, through his relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 4 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our company.

No underwriters were employed in any of the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved.)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

10.1	Promissory Note, dated November 16, 2010, between City of Coon Rapids, JMS Holdings and Biovest.

10.2	Mortgage, dated November 16, 2010, between City of Coon Rapids and JMS Holdings.

10.3	Agreement for Loan of Minnesota Investment Fund, dated November 16, 2010, between City of Coon Rapids and Biovest.

10.4	Security Agreement, dated November 16, 2010, between City of Coon Rapids and Biovest.

10.5	Promissory Note, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids, JMS Holdings and Biovest.

10.6	Mortgage, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and JMS Holdings.

10.7	Loan Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest.

10.8	Security Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest.

10.9	Business Subsidy Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: May 13, 2011	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: May 13, 2011	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)