Form 10-Q
period 2011-06-30
BIOVEST INTERNATIONAL INC
filed 2011-08-12
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

324 South Hyde Park Ave., Suite 350, Tampa, FL 33606

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒     No   ☐

As of July 31, 2011, there were 143,592,812 shares of the registrant’s Common Stock outstanding.

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

INDEX

BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash	$665,000	$206,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at June 30, 2011 and September 30, 2010	603,000	398,000
Costs and estimated earnings in excess of billings on uncompleted contracts	84,000	106,000
Inventories	460,000	417,000
Prepaid expenses and other current assets	1,073,000	140,000

Total current assets	2,885,000	1,267,000

Property and equipment, net	673,000	77,000
Patents and trademarks, net	238,000	261,000
Reorganization value in excess of amounts allocated to identifiable assets	2,131,000	2,131,000
Other assets	747,000	153,000

Total assets	$6,674,000	$3,889,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$459,000	$556,000
Customer deposits	—	85,000
Accrued liabilities	231,000	689,000
Notes payable, related party	—	2,597,000
Current maturities of long term debt	1,042,000	—

Total current liabilities	1,732,000	3,927,000

Long term debt, less current maturities	31,022,000	—
Long term debt, related party	354,000	—
Interest payable	1,704,000	—
Derivative liabilities	2,667,000	—

Total liabilities not subject to compromise	37,479,000	3,927,000

Liabilities subject to compromise (Note 10)	444,000	76,898,000

Total liabilities	37,923,000	80,825,000

Commitments and contingencies (Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 143,575,225 and 98,149,783 issued and outstanding at June 30, 2011 and September 30, 2010 respectively	1,436,000	981,000
Additional paid-in capital	126,588,000	67,934,000
Accumulated deficit	(159,273,000)	(149,416,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(31,249,000)	(80,501,000)

Non-controlling interests	—	3,565,000

Total stockholders’ deficit	(31,249,000)	(76,936,000)

Total liabilities and stockholders’ deficit	$6,674,000	$3,889,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Products	$660,000	$1,274,000	$1,811,000	$3,231,000
Services	407,000	292,000	1,069,000	1,013,000
Qualified Therapeutic Discovery Project Grant	—	—	244,000	—

Total revenue	1,067,000	1,566,000	3,124,000	4,244,000
Operating costs and expenses:
Cost of revenue:
Products	387,000	608,000	1,110,000	1,476,000
Services	243,000	224,000	729,000	723,000
Research and development expense	546,000	194,000	1,144,000	585,000
General and administrative expense	1,852,000	641,000	9,521,000	1,738,000

Total operating costs and expenses	3,028,000	1,667,000	12,504,000	4,522,000

Loss from operations	(1,961,000)	(101,000)	(9,380,000)	(278,000)

Other (expense) income:
Interest expense, net	(1,039,000)	(1,740,000)	(3,743,000)	(5,600,000)
Gain (Loss) on derivative liabilities	703,000	10,956,000	(672,000)	(8,322,000)
Other (expense)/income, net	(3,000)	1,000	18,000	205,000

Total other (expense)/income	(339,000)	9,217,000	(4,397,000)	(13,717,000)
Income/(Loss) before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(2,300,000)	9,116,000	(13,777,000)	(13,995,000)

Reorganization items:
Gain on reorganization	476,000	—	608,000	—
Professional fees	—	(103,000)	(253,000)	(339,000)
Provision for indemnity agreements	—	—	—	2,062,000

Total reorganization items	476,000	(103,000)	355,000	1,723,000
Net Income (Loss)	(1,824,000)	9,013,000	(13,422,000)	(12,272,000)
Less: Net loss attributable to non-controlling interests	—	98,000	—	294,000

Net income (loss) attributable to Biovest International, Inc	$(1,824,000)	$9,111,000	$(13,422,000)	$(11,978,000)

Income (Loss) per common share:
Basic	$(0.01)	$0.09	$(0.10)	$(0.12)
Diluted	$(0.01)	$(0.01)	$(0.10)	$(0.12)
Weighted average shares outstanding:
Basic	142,744,667	97,549,783	133,536,894	97,549,783
Diluted	142,744,667	155,398,925	133,536,894	97,549,783

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2011

(Unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interests	Total
	Shares	Amount
Balances October 1, 2010	98,149,783	$981,000	$67,934,000	$(149,416,000)	$3,565,000	$(76,936,000)
Dissolution of Non-controlling interests pursuant to plan of reorganization	—	—	—	3,565,000	(3,565,000)	—
Beneficial conversion feature on Corps Real Note	—	—	2,139,000	—	—	2,139,000
Conversion of Empery Notes	6,883,282	68,000	3,489,000	—	—	3,557,000
Issuance of common shares for interest on outstanding debt	137,613	2,000	91,000	—	—	93,000
Shares issued pursuant to plan of reorganization	37,172,925	372,000	34,053,000	—	—	34,425,000
Adjustment to provisions of outstanding warrants pursuant to plan of reorganization	—	—	9,178,000	—	—	9,178,000
Employee share-based compensation	56,000	1,000	7,473,000	—	—	7,474,000
Issuance of warrants upon execution of new facility lease	—	—	825,000	—	—	825,000
Issuance of warrants for placement fee on Empery Notes	—	—	422,000	—	—	422,000
Shares issued upon exercise of warrants	1,075,622	11,000	979,000	—	—	990,000
Shares issued upon exercise of options	100,000	1,000	5,000	—	—	6,000
Net Loss	—	—	—	(13,422,000)	—	(13,422,000)

Balances June 30, 2011	143,575,225	$1,436,000	$126,588,000	$(159,273,000)	$—	$(31,249,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,422,000)	$(12,272,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	42,000	42,000
Amortization of patents	22,000	22,000
Employee share-based compensation	7,426,000	63,000
Amortization of discount on notes payable	380,000	1,060,000
Amortization of deferred loan costs	1,056,000	48,000
Common shares issued for interest on outstanding debt	429,000	—
Loss on derivative liability	673,000	8,322,000
Changes in cash resulting from changes in:
Operating assets	(148,000)	(53,000)
Operating liabilities	1,276,000	4,506,000

Net cash flows from operating activities before reorganization items	(2,266,000)	1,738,000

Reorganization items:
Gain on reorganization plan	(607,000)	—
Change in accrued professional fees	—	16,000
Change in provision for indemnity agreements	—	(2,062,000)

Net change in cash flows from reorganization items	(607,000)	(2,046,000)

Net cash flows from operating activities	(2,873,000)	(308,000)

Cash flows from investing activities:
Purchase of property and equipment	(648,000)	(19,000)

Net cash flows from investing activities	(648,000)	(19,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,026,000)	(39,000)
Advances (to) from related party	(598,000)	311,000
Issuance of long-term debt	7,353,000	—
Proceeds from exercise of stock options	6,000	—
Payment of deferred financing costs	(755,000)	(40,000)

Net cash flows from financing activities	3,980,000	232,000

Net change in cash	459,000	(95,000)
Cash at beginning of period	206,000	226,000

Cash at end of period	$665,000	$131,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants	$7,376,000	$—
Issuance of shares for payment of principal and interest on outstanding debt	6,186,000	—
Issuance of shares to settle pre-petition claims	53,475,000	—
Cumulative effect of change in accounting principle	—	16,329,000
Cash paid for interest during period	$134,000	$130,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

1. Description and history of the company:

As a result of Biovest International, Inc.’s (OTCOB:”BVTI”) (the “Company” or “Biovest) collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread of mature B-cells throughout the body. B-cells are a type of white blood cell.

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

On November 10, 2008, Biovest, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, Biovest filed its First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). Biovest emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As of June 30, 2011, the Company is a 62% owned subsidiary of Accentia Biopharmaceuticals, Inc. (“Accentia”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Principles of Consolidation:

The condensed consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

The condensed consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC, and Biolender II, LLC (collectively, the “Company’s Subsidiaries”), and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (collectively, the “Company’s VIEs”). As a result of the Plan, all interests in the Company’s VIEs were liquidated as of the Effective Date. Also as a result of the Plan, the Company’s Subsidiaries were also liquidated as of the Effective Date. Accordingly, the condensed consolidated financial statements include the results of the Company’s VIEs and the Company’s Subsidiaries through November 17, 2010.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allowed for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on its pre-petition debt for periods after November 10, 2008, and before November 17, 2010, the date the Company emerged from Chapter 11 protection. The Plan sets forth the interest each class of creditors shall receive as part of their allowed claim.

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the nine months ended June 30, 2011, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

2. Significant accounting policies (continued):

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

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs for which the respective estimated fair values approximates carrying values due to their current nature. The Company also carries notes payable and long-term debt at historical cost less discounts from warrants issued as loan financing costs; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

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

The Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

2. Significant accounting policies (continued):

Grant Revenue:

Grant revenue is the result of the Company being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2011. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2010 and 2009.

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

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former Qualifying Special Purpose Entity for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether the Company is the primary beneficiary of any variable interest entities which the Company is a party to. This new guidance became effective for the Company on October 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

2. Significant accounting policies (continued):

Recent accounting pronouncements (continued):

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on January 1, 2012 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

3. Liquidity and management plans:

As of June 30, 2011, the Company had an accumulated deficit of approximately $159.3 million and working capital of approximately $1.2 million. This figure does not include those liabilities which are subject to compromise through the Company’s Chapter 11 proceedings, the ultimate outcome of which is expected to be determined by the Court prior to the quarter ending March 31, 2012. The Company’s independent auditors have issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

The Company completed its Phase 3 clinical trial of BiovaxID® for the indication of FL. Under the Company’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the Federal Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”). Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID with the FDA, EMA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, the Company has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities, which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

3. Liquidity and management plans (continued):

Chapter 11 Plan of Reorganization:

On November 17, 2010 (the “Effective Date”), Biovest emerged from Chapter 11 protection, and the Company’s Plan of Reorganization (the “Plan”) became effective. In connection with the emergence from bankruptcy, the Company entered into a $7.0 million exit financing with an accredited investor group. Roth Capital Partners, LLC, served as placement agent in the transaction. The exit financing provided the Company with working capital for general corporate and research and development activities and provided the Company with capital to meet its near-term obligations under the Plan.

The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan.

•

Corps Real Note: On the Effective Date, the Company executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), a secured convertible promissory note (the “Corps Real Convertible Note”) in an original principal amount equal to $2,291,560. The Company can draw up to an additional $0.9 million on the Corps Real Convertible Note as of June 30, 2011. The Corps Real Convertible Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Corps Real Convertible Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Corps Real Convertible Note is secured by a first priority lien on all of the Company’s assets.

•

Laurus/Valens Secured Claims: On the Effective Date, the Company issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”), and LV Administrative Services, Inc. (collectively “Laurus/Valens”) term notes (the “Laurus/Valens Term A Notes”) in the principal amount of $24.9 million, in compromise and satisfaction of secured claims prior to the Effective Date. The Laurus/Valens Term A Notes mature on November 17, 2012. On November 18, 2010, the Company prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the $7.0 million exit financing.

On the Effective Date, the Company also issued to Laurus/Valens term notes (the “Laurus/Valens Term B Notes”) in the principal amount of $4.16 million, in compromise and satisfaction of secured claims prior to the Effective Date. The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of the Company and its subsidiaries, junior only to the priority lien to Corps Real and to certain permitted liens.

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

•

2008 Secured Debentures: On the Effective Date, two holders of the Company’s 2008 secured debentures, including one of the Company’s directors and an entity affiliated with the Company’s CEO/Chairman, elected to convert their entire outstanding principal balance ($0.5 million) plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares of the Company’s common stock. One additional holder of the Company’s 2008 secured debentures, elected to convert its entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the Company’s 2008 secured debentures, Valens U.S. SPV I, LLC, received consideration for its claim in accordance with the Laurus/Valens Term A and Term B Notes previously discussed.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

3. Liquidity and management plans (continued):

Chapter 11 Plan of Reorganization (continued):

•

Class 12 Equity Interests: Each of the Company’s common stockholders on the Effective Date, was deemed to receive one (1) share of reorganized Biovest common stock (the “Class 12 Plan Shares”) for each share of existing Biovest common stock held by such stockholder as of the Effective Date. The Company’s Class 12 Plan Shares were deemed issued pursuant to Section 1145 of the Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws.

•

April 2006 NMTC Transaction: The Company and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the “April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against the Company and its affiliates was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Accentia’s guaranty, all of the Company’s subsidiary guaranties, and all other obligations to all parties to the April 2006 NMTC Transaction were terminated. The Company has ceased all activities under the April 2006 NMTC Transaction and the Company has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

•

December 2006 NMTC Transaction: The Company and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Accentia’s guaranty, all of the Company’s subsidiary guaranties, and all other obligations to all parties to the December 2006 NMTC Transaction were terminated. The Company has ceased all activities under the December 2006 NMTC Transaction and the Company has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

•	Termination of Warrants and Issuance of Shares: On the Effective Date, the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled:

•

the common stock purchase warrant dated March 31, 2006, issued by the Company to Laurus, for the purchase of up to 18,087,889 shares of the Company’s common stock at an exercise price of $0.01 per share. As of November 17, 2010, Laurus’ right to purchase 13,371,358 shares of the Company’s common stock pursuant to the warrant remained outstanding and thus the warrant was terminated pursuant to the Plan; and

•

the common stock purchase warrant dated September 22, 2008, issued by the Company to Valens U.S., for the purchase of up to 1,015,625 shares of the Company’s common stock at an exercise price of $0.40 per share.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

3. Liquidity and management plans (continued):

Chapter 11 Plan of Reorganization (continued):

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

•

Amendments to Articles of Incorporation or Bylaws: On the Effective Date, the Company amended and restated its certificate of incorporation and its bylaws to incorporate provisions (a) required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code, and (b) granting the Company’s senior, secured creditor, Laurus, the right, upon an event of default under Section 20(a) of that certain Term Loan and Security Agreement, executed on the Effective Date, by and among Laurus, the lenders party thereto, the Company, and the Company’s subsidiaries (after giving effect to any applicable grace period provided therein), to appoint and maintain one-third ( 1/3) of the total number of directors of the Company (thereafter, such right to appoint directors will continue notwithstanding the Company’s cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full).

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

Minneapolis, Minnesota Facility Lease:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis, Minnesota. The Lease has an initial term of ten (10) years, with provisions for extensions thereof, and will allow the Company to continue and to expand its operations in the Minneapolis facility which it has occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby the Landlord, with cooperation in the form of loans from the City of Coon Rapids and the State of Minnesota, has agreed to construct certain improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis facility, with the costs of the construction to be amortized over the term of the Lease. In connection with this strategic agreement, the Company issued to the Landlord a warrant (the “Warrant”) to purchase up to one million shares of the Company’s common stock with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the Warrant become registered (the Company has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

3. Liquidity and management plans (continued):

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, the Company’s ability to pay the Company’s existing liabilities as they become due, and the completion of the detailed analyses of the Company’s clinical trial are dependent upon its ability to obtain significant external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Concentrations of credit risk and major customer information:

The Company has granted credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs credit evaluations of its customers on an ongoing basis. Three customers accounted for 45% and 42% of revenues for the three and nine months ended June 30, 2011, respectively. Three customers accounted for 53% of trade accounts receivable as of June 30, 2011, while four customers accounted for 75% of trade accounts receivable as of September 30, 2010. Four customers accounted for 79% of revenues for the three months ended June 30, 2010, while three customers accounted for 54% of revenues for the nine months ended June 30, 2010.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 21% of revenues for the nine months ended June 30, 2011, compared to 26% for the same period in the prior fiscal year. For the nine months ended June 30, 2011 and 2010, sales to customers in the United Kingdom accounted for 16% and 19% of total revenue, respectively.

5. Inventories:

Inventories consist of the following:

	June 30, 2011 (Unaudited)	September 30, 2010
Finished goods	$51,000	$104,000
Work-in-process	87,000	—
Raw materials	322,000	313,000

	$460,000	$417,000

6. Minnesota facility lease:

On December 2, 2010, the Company entered into a lease agreement with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis, Minnesota. The lease contains provisions regarding a strategic collaboration whereby the Landlord has agreed to construct certain improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis facility, including the manufacture of BiovaxID. Over $1.5 million in facility improvements were at or near completion as of June 30, 2011. These improvements have been financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the state of Minnesota for the aggregate amount of $0.353 million (see Note 8), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term of the lease (ten (10) years). In connection with the agreement, the Company issued to the Landlord a warrant to purchase up to one million shares of the Company’s common stock. As a result of these transactions, the Company recorded an asset for the fair value of the warrant issued to the Landlord (approximately $0.825 million), and leasehold improvements in the amount of $0.525 million as of June 30, 2011. These costs will be amortized over the 10 year term of the lease.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

7. Related party transactions:

Related party liabilities consists of the following:

	June 30, 2011 (Unaudited)	September 30, 2010
Accentia promissory demand notes – prime rate	$—	$556,000
Debtor-in-possession note – 16%	354,000	1,890,000
Accrued interest	—	151,000

	$354,000	$2,597,000

Accentia promissory demand notes:

On the Effective Date, the entire pre-petition claim due from the Company to Accentia, the Company’s majority shareholder, was converted into the Company’s common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of the Company’s common stock. The fair value of these shares (approximately $26.0 million) was recorded against the carrying value of the Accentia notes on November 17, 2010, resulting in a $5.0 million loss on reorganization which has been recorded on the Company’s statement of operations for the nine months ended June 30, 2011.

Loan to Accentia:

Over the six months ended June 30, 2011, the Company has advanced approximately $0.84 million to Accentia, to cover their near-term operating expenses. The loan has been classified under other current assets on the Company’s balance sheet as of June 30, 2011.

Corps Real Note:

On the Effective Date, the Company issued a secured convertible promissory note (the “DIP Lender Plan Note”) in the principal amount of $2,291,560 to Corps Real, LLC (“Corps Real”) an Illinois limited liability company, whose principal members are directors of the Company or are affiliated with the Company’s directors. The DIP Lender Plan Note allows the Company to draw up to an additional $0.9 million. The DIP Lender Plan Note replaces the $3.0 million debtor-in-possession secured line of credit promissory note dated December 22, 2008 which was previously executed by the Company in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. The Company may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of the Company’s common stock at a conversion rate of $0.75 per share. The DIP Lender Plan Note is secured by a first priority lien on all of the Company’s assets.

The DIP Lender Plan Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the note. The discount will be amortized to interest expense using the effective interest method over the two year term of the note. The carrying value of the note is $0.35 million and has been classified long term debt, related party on the Company’s balance sheet as of June 30, 2011.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Long-term debt:

Long-term debt consists of the following:

	June 30, 2011 (Unaudited)	September 30, 2010
Class 8, Unsecured Option A Obligations	$2,712,000	$—
Class 8, Unsecured Option C Notes	1,302,000	—
Exit Financing ($1.266 million principal less $1.196 million discount)	70,000	—
Coon Rapids Economic Development Authority Loan	353,000	—
Laurus/Valens Term A Notes	23,467,000	—
Laurus/Valens Term B Notes	4,160,000	—

	32,064,000	—
Less: current maturities	(1,042,000)	—

	$31,022,000	$—

Future maturities of long-term debt are as follows:

Years ending June 30,
2012	$1,056,000
2013	25,007,000
2014	6,886,000
2015	15,000
2016 and thereafter	296,000

Total maturities	33,260,000
Less unamortized discount	(1,196,000)

$32,064,000

Class 8, Unsecured Option A Obligations:

On the Effective Date, the Company became obligated to the Company’s unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.5 million gain on reorganization for the nine months ended June 30, 2011.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Long-term debt (continued):

Class 8, Unsecured Option C Notes:

On the Effective Date, the Company became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as 0.2 million shares of the Company’s common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into the Company’s common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

provided that the average of the volume weighted average prices for the Company’s common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth (  1/8th ) of the Option C Notes plus accrued interest will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP;

•

should the Ten Day VWAP be less than $1.00 per share, the Option C Notes will not automatically convert into shares of the Company’s common stock, but will instead become payable at maturity (August 17, 2012), unless the Option C Note holder elects to convert one-eighth ( 1/8th) of its Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at the election of Biovest in either cash or in shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holders, at its option, may convert any or all of the Option C Notes plus the then accrued and unpaid interest into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for the Company’s common stock is at least $1.88 per share for thirty (30) consecutive trading days, the Company, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

On February 17, 2011 and again on May 17, 2011, with the Ten Day VWAP at less than $1.00 per share, the Option C Notes holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 635,028 shares of the Company’s common stock.

Exit Financing:

On October 19, 2010, the Company completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, the Company issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock (the “Initial Warrants”) to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, the Company issued two separate types of Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Long-term debt (continued):

Exit Financing (continued):

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

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase 8,733,096 shares of the Company’s common stock;

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if the Company issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, the investors have the right to substitute any of the applicable variable price formulations for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of the Company’s common stock were issued to the Buyers.

As of June 30, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of 6.9 million shares of the Company’s common stock. The remaining principal balance outstanding on the Exchange Notes is $1.3 million as of June 30, 2011.

The Exchange Notes and Warrants contain conversion and adjustment features properly classified as derivative instruments and required to be recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Long-term debt (continued):

Coon Rapids Economic Development Authority Loans:

On May 6, 2011, the Company closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. The Company issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. The notes bear interest as follows (yielding an effective interest rate of 4.1%):

•	Months 1-60 at 2.5% interest

•	Months 61-80 at 5.0% interest

•	Months 81-100 at 7.0% interest

•	Months 101-120 at 9.0% interest

The Company may prepay the notes at any time prior to maturity without penalty. Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to the Company’s existing manufacturing facility in Coon Rapids, Minnesota.

Laurus/Valens Term A and Term B Notes:

On the Effective Date, the Company issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate principal amount of $29.06 million to Laurus/Valens in compromise and satisfaction of secured claims prior to the Effective Date.

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

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the original principal amount of the Laurus/Valens Term B Notes was $4.16 million;

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight (8%) percent per annum (with a twelve percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Long-term debt (continued):

Laurus/Valens Term A and Term B Notes (continued):

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

With the prior written consent of Laurus/Valens, the Company may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of the Company’s common stock. The number of shares of the Company’s common stock issuable on such a conversion is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for shares of the Company’s common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of the Company and its subsidiaries, junior only to the lien granted to Corps Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are also guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by Accentia of 20,115,818 shares of the Company’s common stock owned by Accentia and by the assets of Accentia’s subsidiary, Analytica International, Inc.

The Laurus/Valens Term A and Term B Notes have replaced the following obligations due to Laurus and its affiliates:

•	the $7.799 million note payable to Laurus (originated in March 2006);

•	the $0.250 million note payable to Valens II (originated in October 2007);

•	the $0.245 million note payable to Valens U.S. (originated in October 2007);

•	the $3.6 million note payable to Valens II (originated in December 2007);

•	the $4.9 million note payable to Valens U.S. (originated in December 2007);

•	the $7.5 million minimum royalty due on sales of AutovaxID instrumentation (originated in April 2007); and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and Term B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the nine months ended June 30, 2011.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of June 30, 2011 and September 30, 2010. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	June 30, 2011 (unaudited)		September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments

Series A Exchange Warrants (Note 9)	Derivative Liabilities	$2,490,000	N/A	$—

Conversion option on Convertible Note Financing (Note 9)	Derivative Liabilities	5,000	N/A	—

Shares due per compromise order	Derivative Liabilities	172,000	N/A	—

Biovax Investment, LLC investor put option	N/A	—	Liabilities subject to compromise	136,000

AutovaxID Investment, LLC investor put option	N/A	—	Liabilities subject to compromise	84,000

Derivatives resulting from issuance of Secured Convertible Debenture	N/A	—	Liabilities subject to compromise	1,778,000

Outstanding warrants with contingent exercise provisions	N/A	—	Liabilities subject to compromise	7,595,000

Accentia conversion option	N/A	—	Liabilities subject to compromise	8,253,000

Total derivatives not designated as hedging instruments		$2,667,000		$17,846,000

Shares due per compromise order:

On the Effective Date, one of the holders of the Company’s 2008 secured debentures elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, beginning on November 17, 2010. Through June 30, 2011, the Company has issued 206,250 shares under this obligation. The remaining 343,750 shares of the Company’s common stock to be issued have been recorded as a derivative liability at fair value on the Company’s balance sheet as of June 30, 2011.

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2011 (unaudited)				September 30, 2010
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities

Derivative Liabilities	$—	$2,667,000	$—	$2,667,000	$—	$17,846,000	$—	$17,846,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

10. Liabilities subject to compromise:

On the Effective Date, the Company settled the majority of its pre-petition claims. Footnote 3 contains a summary of certain material provisions of the Plan. On May 10, 2011 the Company settled an outstanding Class 8 unsecured claim in the approximate amount of $0.772 million through the issuance of 493,001 shares of the Company’s common stock valued at $0.55 per share. The Company had established a reserve for this claim in the amount of $0.747 million. Settlement of the claim resulted in a gain of $0.476 million recorded as gain on reorganization on the Company’s statement of operations for the three months ended June 30, 2011.

As of June 30, 2011, some of the Company’s Class 8 unsecured claims remain in dispute. A reserve in the amount of $0.444 million has been established representing the Company’s estimate as to the eventual allowed amount of the aggregate claims. It is anticipated that these claims will be resolved through a combination of issuance of the Company’s common stock and long term debt through either a negotiated compromise or an adjudicated order entered in the Bankruptcy Court.

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

Common stock options outstanding and exercisable as of June 30, 2011 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2010	26,812,486	$0.57	7.64	$17,409,103
Granted	1,265,000	0.91
Exercised	(100,000)	0.06
Cancelled	(940,600)	1.24
Outstanding at June 30, 2011	27,036,886	0.56	7.65	2,713,500

Exercisable at June 30, 2011	25,676,886	$0.54	7.57	$2,705,500

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

11. Stock based compensation (continued):

Non-vested employee stock options:

	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2010	20,213,333	$0.34
Granted	1,265,000	0.88
Vested	(20,118,333)	0.34
Cancelled	—	—
Non-vested at June 30, 2011	1,360,000	$0.83

For the nine months ended June 30, 2011, approximately 20.1 million option shares previously issued to the Company’s employees became vested as a result of the Company’s exit from reorganization, causing the recognition of approximately $7.4 million in share based compensation expense. Compensation expense in the amount of approximately $0.3 million will be recognized prior to the end of the Company’s fiscal year as a result of the vesting of shares currently outstanding.

Common stock warrants outstanding and exercisable as of June 30, 2011 are as follows:

	Shares	Weighted Average Price
Outstanding at October 1, 2010	31,220,405	$0.35
Issued	11,276,990	1.10
Exercised	(1,076,930)	0.01
Cancelled	(14,386,983)	0.04

Outstanding at June 30, 2011	27,033,482	0.84

Exercisable at June 30, 2011	26,733,482	$0.83

Termination of Warrants and Issuance of Shares:

On the Effective Date, all of the following warrants were terminated and cancelled:

•

the common stock purchase warrant dated March 31, 2006, issued by the Company to Laurus, for the original purchase of up to 18,087,889 shares of the Company’s common stock at an exercise price of $0.01 per share. As of the Effective Date, Laurus’ right to purchase 13,371,358 shares of the Company’s common stock pursuant to the warrant remained outstanding and thus the warrant was terminated pursuant to the Plan; and

•

the common stock purchase warrant dated September 22, 2008, issued by the Company to Valens U.S., for the purchase of up to 1,015,625 shares of the Company’s common stock at an exercise price of $0.40 per share.

In consideration for the cancellation of the Laurus/Valens Warrants, on the Effective Date, Laurus/Valens received 14,834,782 shares of the Company’s common stock, resulting in the recognition of a $1.1 million loss on reorganization on the Company’s statement of operations for the nine months ended June 30, 2011. The shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Plan.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010

Revenues

Instruments and Disposables	$660,000	$1,274,000	$1,811,000	$3,231,000
Cell Culture Services	407,000	292,000	1,069,000	1,013,000
Therapeutic Vaccine	—	—	244,000	—

Total Revenues	1,067,000	1,566,000	3,124,000	4,244,000

Cost of Sales
Instruments and Disposables	387,000	608,000	1,110,000	1,476,000
Cell Culture Services	243,000	224,000	729,000	723,000

Total Cost of Sales	630,000	832,000	1,839,000	2,199,000

Gross Margin ($)	$437,000	$734,000	$1,285,000	$2,045,000
Gross Margin (%)	41%	47%	41%	48%

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

13. Commitments and contingencies (continued):

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

Facility leases:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) for its 33,000 square foot facility in Minneapolis, Minnesota, which is used for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. The Lease has a ten-year term and provides for certain improvements to the facility, which have been financed and performed principally by the Company’s landlord as well as through government grant loans from city and state agencies in Minnesota. These improvements, which were near completion at June 30, 2011, include the construction of a GMP vaccine manufacturing space. Total rent payments for years 1-5 under the Lease will be $0.43 million per year. Total rent payments for years 6-10 under the Lease will be $0.5 million per year. The Company also has the right to extend the term of the Lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term, or market rates in effect at the end of the ten year initial lease term.

The Company also shares office space with the Company’s majority shareholder, Accentia, and utilizes the space as the Company’s principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on September 30, 2011.

The Company anticipates that its facilities will meet its needs during fiscal 2011. The Company anticipates that as its development of BiovaxID advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to the Company of the IND for development of this vaccine, which occurred in April 2004, these payments to the NCI had been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA, if the Company were to abandon work on the vaccine.

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products) is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

13. Commitments and contingencies (continued):

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

Royalty agreements:

On the Effective Date, the Company, Accentia, and Laurus/Valens entered into royalty termination agreements, terminating Accentia’s and reducing Laurus/Valens’ aggregate royalty interests. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and the Company’s other biologic products was reduced from 35.05% to 6.30%. Additionally, the aggregate royalty obligation on the AutovaxID instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

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

In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but un-issued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment received from Accentia was $20 million. We continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934 following Accentia’s investment.

On November 10, 2008, we, and our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

Accounting principles generally accepted in the United States generally do not change the manner in which financial statements are prepared while a company is in Chapter 11. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business have been reported separately as reorganization items in the statement of operations beginning in the quarter ended December 31, 2008. The balance sheet distinguishes prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and post-petition liabilities. Liabilities that may be affected by a plan of reorganization have been reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items have been disclosed separately in the statement of cash flows. We have segregated those items as outlined above for all reporting periods subsequent to November 10, 2008.

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

We account for stock-based compensation based on Accounting Standards Codification (“ASC”) Topic 718 – Stock Compensation, which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

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

In selecting the appropriate technique(s) to measure the fair values of our derivative financial instruments, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to calculate the fair value of these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future expected cash flows to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments classified as liabilities are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

Results of Operations

Revenues: Total revenues for the nine months ended June 30, 2011 were $3.1 million, compared to revenues of $4.2 million for the nine months ended June 30, 2010. Total revenues for the three months ended June 30, 2011 decreased by $0.5 million when compared to the three months ended June 30, 2010. In September 2009, we entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. The current fiscal year includes revenues of $0.3 million on this contract, while the previous fiscal year included revenues of $0.9 million on this contract. The contract has been closed with the final milestone having been completed in January 2011.

On October 31, 2010, we received notice from the U.S. Internal Revenue Service (“IRS”) that we were approved to receive a Federal grant in the amount of approximately $0.24 million under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID.

Gross Margin: The overall gross margin as a percentage of sales for the nine months ended June 30, 2011 decreased from 48% to 41% when compared to the nine months ended June 30, 2010. The overall gross margin as a percentage of sales for the three months ended June 30, 2011 decreased from 47% to 41% when compared to the three months ended June 30, 2010. While revenues have decreased year over year, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses:

Research and development expenses have increased by $0.4 million and $0.6 million for the three and nine months ended June 30, 2011 compared to the same periods in fiscal 2010. This is primarily attributable to an increase in wages and laboratory supplies as we continue to analyze the available data from our clinical trials and plan to seek accelerated and/or conditional approval with the FDA and European Medicines Agency (“EMA”). We have hired three additional employees at our Minneapolis facility and one in our Tampa offices to support this analysis. We have also contracted the use of a number of consultants to provide us with regulatory and analytical insight as we prepare our applications for approval with the FDA and EMA. Accordingly, outside professional fees have increased when comparing the current and prior fiscal years.

General and administrative expenses increased from $1.7 million to $9.5 million when compared to the same nine months of the previous fiscal year. General and administrative expenses have increased from $0.6 million to $1.9 million over the comparative three month periods. Upon emerging from reorganization, a number of incentive stock options previously issued to our employees and directors became vested, resulting in a non-cash charges of approximately $7.4 million to general and administrative expense for the nine months ending June 30, 2011 and $1.1 million for the three months ending June 30, 2011 . There was no comparable charges for the same periods in the prior fiscal year.

Other Income (Expense): Other expense for the three and nine months ended June 30, 2011 includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the DIP Lender Plan Note, the Exit Financing (each as defined below), and other long term notes issued to our unsecured creditors as a result of our Plan. As a result of restructuring our debt to a combination of long term notes and equity, interest expense decreased by $1.9 million or 33% for the comparative nine month periods ended June 30, 2011 and also decreased by $0.7 million or 40% for the comparative three month periods ended June 30, 2011. The structure of our new debt arrangements resulting from our Plan is discussed in further detail under “Liquidity and Capital Resources” below.

Other expense for the first nine months of fiscal 2011 and 2010 included a loss of $0.7 million and $8.3 million, respectively, on derivative liabilities. The previous year’s loss results from conversion features associated with our then outstanding debt, as well as outstanding warrants which contained contingent exercise provisions. The value of these liabilities varied directly with the trading price of our outstanding common stock. As a result of our Plan, these conversion features no longer exist, and the contingent exercise provisions associated with the warrants have been eliminated.

In connection with our emergence from bankruptcy, we entered into a $7.0 million exit financing with an accredited investor group using Roth Capital Partners, LLC as placement agent. This exit financing consists of a two year secured note which is convertible into shares of our common stock, as well as warrants which have contingent exercise provisions. The conversion features on the exit financing have been recorded as a derivative liability which we are required to record at fair value resulting in the current year loss on derivative liabilities.

Reorganization Items:

Gain on Reorganization: For the nine months ended June 30, 2011, we recognized a gain of $0.6 million resulting from the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to the Plan, holders of existing voting shares immediately before confirmation received more than 50 percent of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by our Plan were stated at present values of amounts to be paid, and forgiveness of debt will be reported as an extinguishment of debt resulting in the gain on reorganization. See “Liquidity and Capital Resource” for details of our Plan.

Professional Fees: $0.25 million and $0.34 million were incurred for the nine months ending June 30, 2011 and 2010, respectively, for legal fees as a result of our Chapter 11 proceedings.

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

Non-Controlling interest in earnings from variable interest entities: For the nine months ended June 30, 2010, our statement of operations included a $0.3 million net loss attributable to non-controlling interests in the entities resulting from the consolidation of a number of variable interests formed as a result of the New Market Tax Credit transactions (as defined below). As a result of an order approved by the Bankruptcy Court on December 1, 2010, all obligations to all parties to the New Market Tax Credit transactions were terminated. As a result, the variable interest ceased to be included in our consolidated financial statements as of the Effective Date of our Plan.

Liquidity and Capital Resources

At June 30, 2011, we had an accumulated deficit of approximately $159.3 million and working capital of approximately $1.2 million. Working capital does not include those liabilities which are subject to compromise through our Chapter 11 proceedings, the ultimate outcome of which is expected to be determined by the Bankruptcy Court within the next twelve months. Our goal is to meet our cash requirements through proceeds from our convertible note transaction, debtor-in-possession line of credit, cell culture and instrument manufacturing activities, and short-term borrowings. We intend to seek additional public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our detailed analysis of our clinical trial results is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID™. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including through the sale of equity or debt securities, strategic collaborations, recognized research funding programs, and domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

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

Corps Real, LLC

On the Effective Date, we executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the members of which are directors of our Company or are affiliated with directors of our Company, a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $2,291,560. The DIP Lender Plan Note amends and restates the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed by us in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012, and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. We may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of our common stock at a conversion rate of $0.75 per share of our common stock. The DIP Lender Plan Note is secured by a first priority lien on all of our assets. As of June 30, 2011, the outstanding principal amount of the DIP Lender Plan Note, as issued on the Effective Date, has remained unchanged. We are able to draw an additional $0.9 million on the DIP Lender Plan Note.

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

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate of 8,733,096 shares of our common stock;

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if we issue or sell any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of our common stock, including by way of one or more reset(s) to a fixed price, the Buyers have the right to substitute any of the applicable variable price formulations for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of our common stock were issued to the Buyers.

As of June 30, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted into shares of our common stock, resulting in the issuance to the Buyers of 6.9 million shares of our common stock. The remaining principal balance outstanding on the Exchange Notes is $1.3 million as of June 30, 2011.

Laurus/Valens (Class 2)

On the Effective Date, we issued two new types of notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), (“Valens U.S.”) PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (collectively, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) in compromise and satisfaction of secured claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

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

On November 18, 2010, we prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing. As of June 30, 2011, our indebtedness under the Laurus/Valens Term A Notes was $23.5 million.

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

As of June 30, 2011, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Effective Date, have remained unchanged.

With the prior written consent of Laurus/Valens, we may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of our common stock. The number of shares of our common stock issuable on such a conversion is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for our common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of our assets, including the assets of our subsidiaries, junior only to the lien granted to Corps Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by Accentia (the “Accentia Guaranty”) up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by Accentia of 20,115,818 shares of our common stock owned by Accentia and by the assets of our subsidiary, Analytica.

The Laurus/Valens Term A Notes and Laurus/Valens Term B Notes have replaced the following pre-petition claims of Laurus/Valens:

•	the $7.799 million note payable to Laurus (originated in March 2006);

•	the $0.250 million note payable to Valens II (originated in October 2007);

•	the $0.245 million note payable to Valens U.S. (originated in October 2007);

•	the $3.6 million note payable to Valens II (originated in December 2007);

•	the $4.9 million note payable to Valens U.S. (originated in December 2007);

•	the $7.5 million minimum royalty due on sales of AutovaxID instrumentation (originated in April 2007); and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

Class 8, Unsecured Option A Obligations

On the Effective Date, we became obligated to our unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. As of June 30, 2011, the outstanding principal amounts of the Option A Obligations, as issued on the Effective Date, have remained unchanged.

Class 8, Unsecured Option C Notes

On the Effective Date, we became obligated to certain of our unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as 0.2 million shares of our common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into our common stock in seven quarterly installments beginning on February 17, 2011 as follows:

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

•

if the Ten Day VWAP is less than $1.00 per share, the Option C Notes will not automatically convert into shares of our common stock, but will instead become payable at maturity (August 17, 2012), unless an Option C Notes holder elects to convert one-eighth ( 1/8th) of its Option C Notes plus accrued interest into shares of our common stock at a conversion rate equal to $1.00 per share;

•

any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at our election, in either cash or in shares of our common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Notes holder, at its option, may convert any or all of its Option C Notes plus the then accrued and unpaid interest into shares of our common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for our common stock is at least $1.88 per share for thirty (30) consecutive trading days, at our option, we may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

On February 17, 2011 and again on May 17, 2011, with the Ten Day VWAP of our stock at less than $1.00 per share, an Option C Notes holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of our common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of an aggregate of 635,028 shares of our common stock. As of June 30, 2011, approximately $1.3 million in principal remains outstanding on the Option C Notes.

Accentia (Class 3)

On the Effective Date, the entire pre-petition claim (approximately $12.0 million plus post-petition interest at a rate of six percent (6%)), due from us to Accentia, our majority shareholder, was converted into shares of our common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of our common stock.

2008 Secured Debenture Holders (Class 4)

On the Effective Date, two holders of our 2008 secured debentures, including one of our directors and an entity affiliated with our CEO/Chairman, elected to convert their entire outstanding principal balance ($0.5 million) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares our of common stock. One additional holder of the 2008 secured debentures elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of our common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the 2008 secured debentures, Valens U.S., received consideration for its claim in accordance with the Laurus/Valens Term A and Term B Notes (Class 2), as previously discussed.

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

Unsecured Claims (Class 8) – Option B

On the Effective Date, we issued unrestricted shares of our common stock to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Plan. A total of 2.1 million shares of our common stock were issued in payment of these unsecured Class 8 claims, at an effective conversion rate equal to $1.66 per share.

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

April 2006 NMTC Transaction

We entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the “April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against us and our affiliates was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our guaranty, Accentia’s guaranty, all of our subsidiary guaranties, and all other obligations to all parties to the April 2006 NMTC Transaction were terminated. We have ceased all activities under the April 2006 NMTC Transaction and we have liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

December 2006 NMTC Transaction

We entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in our Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against us was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our guaranty, Accentia’s guaranty, all of our subsidiary guaranties, and all other obligations to all parties to the December 2006 NMTC Transaction were terminated. We have ceased all activities under the December 2006 NMTC Transaction and we have liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

Loan to Accentia:

Over the six months ended June 30, 2011, we have advanced approximately $0.84 million to Accentia, to cover Accentia’s near-term operating expenses. The loan has been classified under other current assets on our balance sheet as of June 30, 2011.

Minneapolis, Minnesota Facility Lease:

On December 2, 2010, we entered into a lease agreement with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of our existing facility in Minneapolis, Minnesota. The lease contains provisions regarding a strategic collaboration whereby the Landlord has agreed to construct certain improvements to the leased premises to allow us to perform GMP manufacturing of biologic products in the Minneapolis facility, including the manufacture of BiovaxID. Over $1.5 million in facility improvements were at or near completion as of June 30, 2011. These improvements have been financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota for the aggregate amount of $0.353 million, and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term of the lease (ten years).

Minnesota Promissory Notes:

On May 6, 2011, we closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the state of Minnesota. We issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. The notes bear interest as follows (yielding an effective interest rate of 4.1%):

•	Months 1-60 at 2.5% interest,

•	Months 61-80 at 5.0% interest,

•	Months 81-100 at 7.0% interest, and

•	Months 101-120 at 9.0% interest.

We may prepay the notes at any time prior to maturity without penalty. Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to our existing manufacturing facility in Coon Rapids, Minnesota.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	During the three months ended June 30, 2011, pursuant to our Plan with an effective date of November 17, 2010 and Section 1145 of the United States Bankruptcy Code, we issued 1,701,105 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.44 to $1.66 per share.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our company.

No underwriters were employed in any of the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved.)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Chief Financial Officer.

101**+	The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 12, 2011	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chairman of the Board; Chief Executive Officer; Director
(Principal Executive Officer)

Date: August 12, 2011	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)