Form 10-K
period 2011-09-30
BIOVEST INTERNATIONAL INC
filed 2011-12-19
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of March 31, 2011, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the OTCQB, was approximately $30,682,000.

As of December 15, 2011, there were 144,369,204 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1A. RISK FACTORS” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Biovest,” “the Company,” “our company,” “we,” “us,” and similar references refer to Biovest International, Inc. and its subsidiaries. All references to years in this Annual Report on Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2011” or “fiscal 2011” means the 12-month period ended September 30, 2011.

Overview

As a result of our collaboration with the National Cancer Institute (“NCI”), Biovest International, Inc. (OTCQB: “BVTI”) is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under our Investigational New Drug Application (“IND”) have studied BiovaxID in non-Hodgkin’s lymphoma (“NHL”). These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. We believe that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these life-threatening diseases.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID®. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID, and potentially for various vaccines, including vaccines for influenza and other contagious diseases. We are collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which we anticipate will minimize the need for Federal Food and Drug Administration (“FDA”) required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. AutovaxID has a small footprint and supports scalable production.

We also manufacture instruments and disposables used in the hollow-fiber production of cell culture products. Our hollow-fiber cell culture products and instruments are used by biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

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

In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. We continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934 following the investment of Accentia.

As of September 30, 2011, Accentia owned approximately 62% of our issued and outstanding capital stock.

On November 10, 2008, we and our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Our reorganization case was jointly administered with the reorganization case of our parent company, Accentia under Case No. 8:08-bk-17795-KRM. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

PRODUCTS

Therapeutic Cancer Vaccine — BIOVAXID®

The Human Immune System

The immune system functions as the body’s natural defense mechanism for identifying and killing or eliminating disease-causing pathogens, such as bacteria, viruses, or other foreign microorganisms. However, with regard to cancer, including lymphomas, the immune system’s natural defense mechanism is believed to be largely thwarted by natural immune system mechanisms which seek to protect “self-cells” from attack. In humans, the primary disease fighting function of the immune system is carried out by white blood cells (“leukocytes”), which mediate two types of immune responses: innate immunity and adaptive immunity. Innate immunity refers to the broad first-line immune defense that recognizes and eliminates certain pathogens prior to the initiation of a more specific adaptive immune response. While the cells of the innate immune system provide a first line of defense, they cannot always eliminate or recognize infectious organisms. In some cases, new infections may not always be recognized or detected by the innate immune system. In these cases, the adaptive immune response has evolved to provide a highly-specific and versatile means of defense which also provides long-lasting protection (immune memory) against subsequent re-infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria, and tetanus. We believe that BiovaxID creates an adaptive immune response to cancerous B-cells.

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

Since B-cell cancers such as non-Hodgkin’s lymphoma (“NHL”) are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that is distinct from those found on normal B cells. The tumor idiotype maintained on the surface of each B-cell lymphoma serves as the tumor-specific antigen for the BiovaxID cancer vaccine.

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

Nevertheless, in 2010 one active immunotherapy, Provenge® (sipuleucel-T) developed by Dendreon Corporation, received marketing approval from the FDA for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. This represents the first case of an active immunotherapy to successfully gain marketing approval in the U.S. In March 2011, a second active immunotherapy, Yervoy™ (ipilimumab), developed by Bristol-Myers Squibb received marketing approval from the FDA, approved for the treatment of late-stage metastatic melanoma. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

A number of features of the NHLs make these tumors particularly suitable for treatment with a therapeutic cancer vaccine. The malignant B-cell lymphocytes of NHL express a unique, identifiable tumor-specific antigen which is not expressed by other (healthy) cells in the body. In contrast, the majority of human cancers typically lack strong ubiquitous expression of tumor-specific antigens to distinguish them from normal cells, or they express a potentially widely-varying mix of antigens which can be difficult to identify and formulate into a successful therapeutic vaccine.

Non-Hodgkin’s Lymphoma

Non-Hodgkin’s lymphoma (“NHL”) is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviors and responses to treatment. BiovaxID® has been studied in two distinct forms of NHL, namely, FL and MCL. NHL is the fifth most common type of cancer in the U.S., with an estimated prevalence of 454,378 cases in 2008 in the U.S. NHL accounts for 3.4% of all cancer deaths in the U.S. (Siegel et al., 2011: Cancer statistics 2011, CA: A Cancer Journal for Clinicians). NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. According to the NCI, in 2009 it is estimated that 65,980 new cases of NHL will be diagnosed and 19,500 Americans will die from the disease, with a comparable number estimated in Europe.

NHL is usually classified for clinical purposes as being either “indolent” or “aggressive,” depending on how quickly the cancer cells are likely to grow and spread. The indolent, or slow-growing, form of NHL has a very slow growth rate and may need little or no treatment for months or possibly years. The aggressive, or fast-growing, form of NHL tends to grow and spread quickly and cause severe symptoms, and patients with aggressive NHL have shorter overall survival (“OS”).

Follicular Lymphoma

Indolent (slow growing) and aggressive (fast growing) NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is FL. Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL. The U.S. prevalence (number of cases) for FL is estimated to be 100,603 cases in 2006. We have conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under our IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median OS reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of improvements in the standard of care for FL.

The current standard of care for treatment of advanced, bulky FL (bulky Stage II, Stage III-IV) as specified by the National Comprehensive Cancer Network (“NCCN”) includes initial treatment of newly-diagnosed patients with rituximab-containing chemotherapy. Rituximab is a monoclonal antibody (an immune protein capable of selectively recognizing and binding to a molecule) which targets a protein primarily found on the surface of both healthy and cancerous B-cells, known as CD20. Accordingly, rituximab seeks to bind and destroy all B-cells, including healthy B-cells, as a means of controlling the progression of FL in treated patients.

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

By comparison, BiovaxID® is characterized as an “active immunotherapy”. Active immunotherapies attempt to stimulate the patient’s immune system to respond to a disease. “Specific active immunotherapies” such as BiovaxID, specifically seek to induce cellular and/or humoral immune responses focused on specific antigens present on a diseased cell (such as a tumor cell). As a specific, active immunotherapy, BiovaxID targets only the cancerous B-cells while sparing healthy B-cells. Accordingly, BiovaxID is highly targeted. BiovaxID is manufactured specifically and entirely for each patient and is considered to be a highly “personalized therapy”. If approved, BiovaxID will represent the only specific active immunotherapeutic approved for the treatment of FL and therefore will represent a new class of drugs that provide a new therapeutic option for patients with lymphoma.

In February 2011, the NCCN issued treatment guidelines recognizing “consolidation therapy” as a defined treatment category for FL in first remission. Current consolidation therapy options differ from induction therapies in that they primarily seek to prolong first remission duration by consolidating the effects of induction therapy, which primarily seeks to reduce active, bulky tumor masses. The following anti-CD20 monoclonal antibody drug products are currently approved consolidation treatment options for the treatment of FL: Rutuan®; Bexxar®; and Zevalin® (See Figure 1). All of these treatment options are passive immunotherapies that result in profound B-cell depletion.

Figure 1

Figure 1: BiovaxID® targets tumor-specific idiotype, a protein unique to the tumor and not found on healthy (non-malignant) B-cells. In contrast, current monoclonal antibody-based therapies for NHL, including rituximab (Rituxan®), tositumomab (Bexxar®), and ibritumomab tiuxetan (Zevalin®) target CD20, a cell-surface protein expressed by both tumor and healthy B-cells. As such, through its unique mode of action, BiovaxID represents a new therapeutic approach to treating FL.

Current U.S. Approved Consolidation Therapies for NHL and Urgent Need for Alternative Treatment Options:

Rituxan® (Rituximab): Rituximab maintenance consists of administration of the anti-CD20 antibody rituximab administered at a dose of 375 mg/m2 every 8 weeks for 24 months (12 injections) administered by IV infusion every 8 weeks starting 8 weeks ± 7 days after the last induction treatment (whether immuno-chemotherapy or rituximab, whichever is later). Administration of rituximab (and other anti-CD20 agent) maintenance extends the profound immunosuppression achieved by induction therapy, as it targets the pan-B-cell CD20 protein. This continued dosing of the induction agent induces profound B-cell depletion for the two-year duration of the regimen.

Zevalin® (ibritumomab tiuxetan): Zevalin is an immunoconjugate resulting from covalently-bonded anti-CD20 antibody ibritumomab and the linker-chelator tiuxetan [N-[2-bi(carboxymethyl)amino]-3-(p-isothiocyanatophenyl)-propyl]-[N-[2-bis(carboxymethylamino]-2-(methyl)-ethyl]glycine. This linker-chelator provides a high affinity, conformationally restricted chelation site for Indium-111 or Yttrium-90. Administration follows induction rituximab and requires preliminary dosimetry and imaging administration of In-111 (Day 1) followed by administration of Y-90 Zevalin on Day 7, 8, or 9. The maximum allowable dose of Y-90 Zevalin is 32.0 mCi (1184) MBq and physicians and patients receiving the agent must exercise radiation exposure precautions upon administering or handling the agent.

BEXXAR® therapeutic regimen (Tositumomab and Iodine I 131 Tositumomab): BEXXAR is an anti-CD20, anti-neoplastic radioimmunotherapeutic monoclonal antibody-based regimen composed of the monoclonal antibody, Tositumomab, and the radiolabeled monoclonal antibody, Iodine I 131Tositumomab. As with Zevalin, the BEXXAR therapeutic regimen is administered in two discrete steps: the dosimetric and therapeutic steps. Each step consists of a sequential infusion of Tositumomab followed by Iodine I 131 Tositumomab. The therapeutic step is administered 7-14 days afer the dosimetric step. With ibritumomab tiuxetan, physicians and patients receiving this agent must also exercise stringent radiation exposure precautions prior to and following administration.

Urgent Need for New Consolidation Treatment Option for NHL: The BiovaxID® vaccination is expected to offer a non-immunosuppressive alternative to rituximab maintenance as a consolidation therapy for FL and MCL. By its mechanism of action, BiovaxID is believed to eliminate the risk of development of rituximab-resistance. Thus, BiovaxID represents a potential novel option for consolidation therapy that has demonstrated to be safe and effective and, unlikely to interfere with future therapies while potentially increasing the utility of other therapies.

Mantle Cell Lymphoma

Mantle cell lymphoma (“MCL”) is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median OS for MCL has been cited as 3 to 5 years. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which, approximately one half are in the U.S. (see “Current treatment approaches for mantle-cell lymphoma”. J Clin Oncol. Sep 10 2005 and “New approach to classifying non-Hodgkin’s lymphomas: clinical features of the major histologic subtypes.” J Clin Oncol. Aug 1998)

The majority of MCL patients have disseminated disease and bone marrow involvement at diagnosis. Patients’ clinical outcomes from currently available therapies are poor. Although many therapeutic regimens are capable of rendering high initial response rates, these responses are of short duration (i.e., about 20 months) and the relative survival rates of MCL patients are among the lowest compared to other types of NHL. The prognostic after the first relapse is very poor, with an expected median OS of about 1-2 years. No currently available therapeutic regimens are curative.

While there are several therapeutic regimens available to treat MCL patients, there currently exists no consensus standard of care for treatment of first-line relapsed MCL. As such, MCL remains incurable and it is generally considered that additional treatment options are required given this significant unmet medical need.

Currently, upon first diagnosis MCL patients are often evaluated for eligibility for autologous stem cell transplantation (“autoSCT”). Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat the patient’s tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for autoSCT receive either R-CHOP (rituximab, cyclophophamide, doxorubicin, vincristine, prednisone) followed by autoSCT or R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high dose methotrexate and cytarabine) followed by observation. Although these therapeutic approaches do yield high response rates, they are associated with high rates of adverse events and treatment discontinuation, high risk of myelodysplastic syndrome, and high mortality rates. Consequently, the considerable toxicity associated with these regimens largely limits these options primarily to a select subset of the MCL patients who are younger and better fit to tolerate these high-intensity treatments. However, even this subset ultimately gains only modest benefits from existing treatment options. Moreover, the use of these more aggressive regimens appears not to result in superior OS as compared to standard therapies. Given that the median age for newly diagnosed MCL patients is 60 years, less aggressive therapeutic approaches are needed.

Development Status of BiovaxID®

Introduction

Preliminary studies demonstrated that treatment of patients with NHL with an active immunotherapy could allow a patient’s immune system generate clinically significant immune responses. These studies have been published in The New England Journal of Medicine (October 1992), Blood (May 1997), and Nature Medicine (October 1999). In the treatment of cancer, residual tumor cells remaining in the patient after completion of surgery or anti-tumor therapy are often the cause of tumor relapse. These residual tumor cells cannot always be detected by standard imaging techniques but their destruction may be feasible by active immunotherapy. The use of such vaccines differs from traditional cancer treatment in that the ultimate mechanism of action against the tumor is indirect: the anti-tumor immunity induced by vaccination, rather than the vaccine itself, is ultimately responsible for treatment benefit.

In 1994, the NCI filed for initiation of an IND for the purpose of conducting clinical trial(s) investigating the use of BiovaxID in NHL. Under this IND, the NCI began in 1994 a Phase 2 clinical trial in FL; in 1999, the Phase 3 clinical trial in FL; and in 2000 a Phase 2 clinical trial in MCL. The NCI selected our Company to produce the vaccine for the initial Phase 2 clinical trial in FL. In 2001, we entered into a formal CRADA with the NCI which formalized our collaboration with the NCI. The IND filed by the NCI was formally transferred to us in April 2004, which made our Company the exclusive sponsor of the IND with full rights to complete the NCI-initiated Phase 3 clinical trial in FL and the NCI-initiated Phase 2 clinical trial in MCL, to communicate and negotiate with the FDA relating to marketing approval for BiovaxID and to conduct other clinical studies in NHL under the IND.

BiovaxID® Clinical Trials

Phase 2 Clinical Trial of BiovaxID for Treatment of Follicular Lymphoma (FL)

In 1994, the Phase 2 clinical trial (NCT00878488) was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission (“CR”). All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (“PCR”) analysis both at diagnosis and after chemotherapy, despite being in CR. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of these 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions besides uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte-monocyte colony-stimulating factor (“GM-CSF”) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999). The latest follow-up, after a median of 9.17 years, 45% of these patients are still in continuous first CR, the median disease free survival (“DFS”) for the cohort is 96.5 months, and OS is 95% (Santos et al., ASH 2005).

Phase 2 Clinical Trial of BiovaxID® for Treatment of Mantle Cell Lymphoma

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received 6 cycles of EPOCH-R (which is an chemo-immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved CR and 8% achieved partial response (“PR”). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with keyhole limpet hemocyanin (“KLH”) on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and 6 months starting at least 3 months post-chemotherapy.

The results of our MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the overall survival (“OS”) was 89%, the median event-free survival (EFS) was 22 months, and 5 patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this trial are considered by us were minimal and were limited mostly to injection site reactions. The results of the latest follow-up of these patients performed in 2011 were presented at the 2011 Annual Meeting of the American Society of Hematology (Grant et al., ASH 2011 Abstract #2707).

With 122 months of median potential follow-up, the median OS is 104 months. In this study, MIPI was associated with OS (P= 0.01), where median OS estimates were not reached for the low risk MIPI group, 84 months for the intermediate risk MIPI group, and 44 months for the high risk MIPI group. The eleven year follow-up data presented at ASH helps define how BiovaxID works by demonstrating that the mechanism of action of BiovaxID is T-cell (GM-CSF cytokine) mediated and not B-cell (humoral) mediated. There was a significant association between the increase in the amount of specific anti-Id T-cell (GM-CSF cytokine) immune response following vaccination and OS. In patients with normalized T-cell (GM-CSF cytokine) levels above the median value for the cohort (>4.3mg), median OS was not reached as compared to 79 months in patients with T-cell (GM-CSF cytokine) levels below the median (<4.3mg) (P= 0.015 unadjusted; P= 0.045 Bonferroni adjusted). There was no association between OS and specific anti-Id B-Cell (humoral) responses or any other type of specific cellular responses.

Figure 2: Overall Survival by GM-CSF Cytokine Response (< and > than median)

Phase 3 Clinical Trial of BiovaxID® for Treatment of Follicular Lymphoma

Overview and Objectives. In January 2000, the Phase 3 clinical trial in FL (NCT00091676) was initiated by the NCI. The Phase 3 clinical trial was a multi-center, double-blind, randomized, controlled clinical trial that was designed to confirm the results reported in the NCI’s Phase 2 clinical trial.

As studied in the Phase 3 clinical trial, BiovaxID consisted of the patient-specific idiotype protein (Id) derived from the patient’s cancer cells conjugated or combined with keyhole limpet hemocyanin (“KLH”), an immunogenic carrier protein) and administered with GM-CSF which is a biological response enhancer. The comparator studied in the Phase 3 clinical trial was a control vaccine consisting of KLH and administered with GM-CSF. Accordingly, the only difference between BiovaxID and the control vaccine was the inclusion of the idiotype protein from the patient’s own tumor in BiovaxID. BiovaxID or the control vaccine was administered following chemotherapy (also referred to as induction therapy) with a drug combination, of prednisone, doxorubicin, cyclophosphamide, etoposide referred to as “PACE”. Induction therapy represents the “first-line” treatment for FL patients and attempts to induce complete tumor remission as defined by radiological evidence (CT scans). In FL, patients treated with the current standard of care often achieve complete remission but these remissions almost always are of limited duration and most treated patients must eventually be re-treated for their disease. In the majority of cases, however, even with re-treatment, the disease often relapses and develops resistance to therapy, leading to a need for bone marrow transplant and eventually resulting in the death of the patient. In the Phase 3 clinical trial, patients who achieved complete response following induction therapy were assigned to a limited waiting period prior to vaccination to allow for immune reconstitution following the induction chemotherapy. Patients who relapsed during this immune reconstitution period did not receive either BiovaxID or control treatment. Patients who maintained their complete remission following this immune recovery period received either BiovaxID or control administered as 5 subcutaneous injections monthly over a six month period (one month was skipped).

The primary objectives of the Phase 3 clinical trial were to confirm the safety and efficacy of BiovaxID in two predefined groups:

(1)	All Randomized Patients (the “Randomized Patients”): The Randomized Patients including patients who completed initial chemotherapy but relapsed and did not receive either BiovaxID or control.

(2)	All Treated Patients: the Randomized Patients who were disease-free at the time of vaccination and consequently received at least 1 dose of BiovaxID or control.

The secondary objectives of the Phase 3 clinical trial included:

(1)	to determine the ability of BiovaxID to produce a molecular CR in subjects in clinical CR, but with PCR evidence of residual disease after standard chemotherapy;

(2)	to determine the impact of BiovaxID on molecular remission in FL patients;

(3)	to evaluate the ability of BiovaxID to generate an immune response against autologous tumor;

(4)	to determine and compare the OS of subjects randomized to receive either treatment assignment; and

(5)	to evaluate the safety of BiovaxID administered with GM-CSF.

Biopsy, Chemotherapy, and Immune Recovery. Prior to chemotherapy, a small tumor biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material necessary to manufacture BiovaxID. Following this biopsy patients were initially treated with PACE chemotherapy in order to induce a CR or a complete response unconfirmed (“CRu”) as measured by CT radiological scans.

The trial protocol stipulated that for all patients, an immune recovery period of approximately 6 months following completion of chemotherapy was required to be completed without relapse (“Immune Recovery Period”) before vaccination. The Immune Recovery Period was required in order to maximize the potential for immune response to vaccine and to avoid confounding factors from any potential lingering immunosuppressive effects of chemotherapy.

Randomization to Immune Recovery Followed by BiovaxID or Control. When the NCI designed the Phase 3 clinical trial protocol, a decision was made to randomize patients immediately after completion of chemotherapy and not to wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy successfully and were randomized.

As per the design of the Phase 3 clinical trial, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or control notwithstanding the fact that they had been randomized. In the Phase 3 clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients relapsed during the Immune Recovery Period and were not treated with either BiovaxID or control (see Figure 3).

Figure 3: Flow Diagram of the Phase 3, double-blind, randomized clinical trial of patient-specific vaccination with BiovaxID + GM-CSF in first CR. 234 patients were enrolled at 14 centers and assessed for eligibility. Of those enrolled, 57 were excluded from randomization for reasons indicated. 177 patients were randomized (ITT population), of which 118 were allocated to the BiovaxID (Id-KLH + GM-CSF) arm (treatment) and 59 were allocated to the KLH + GM-CSF arm (control). Patients that failed to remain in CR/CRu (60 total) did not receive either vaccine. As a result, 76 patients were vaccinated with Id-KLH + GM-CSF and 41 were vaccinated with KLH + GM-CSF, comprising the modified ITT (mITT) population. Patients receiving less than 5 immunizations either withdrew from the study or relapsed before completion.

Trial Enrollment and the Use of Rituximab-Containing Induction Chemotherapy. During the course of the Phase 3 clinical trial, the standard of care for induction chemotherapy in FL changed to include rituximab, which reduced the ability to recruit and enroll patients into the study. In order to facilitate enrollment in the clinical trial, we amended the study protocol in 2007 to permit the use of a rituximab-containing chemotherapy regimen (“CHOP-R”), as induction therapy. However, the FDA requested that we abstain from vaccinating any patients who received CHOP-R and we did not vaccinate any of the patients who received CHOP-R chemotherapy under the Phase 3 clinical trial protocol.

Due to the protracted enrollment, the Phase 3 clinical trial’s Independent Data Monitoring Committee (“DMC”; a committee responsible for reviewing the available unblinded clinical trial data in the study and responsible for recommendations to the sponsor and the FDA) recommended an interim analysis of the clinical trial’s endpoints and overall safety profile which resulted in the termination and halting of the trial in 2008.

As of April 15, 2008, when the Phase 3 clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized, which was less than the original planned sample size which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the Phase 3 clinical trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, we believe that the randomized nature of our Phase 3 clinical trial yields a valid conclusion because the baseline characteristics of the patients in the 2 groups were balanced, the allocation to treatment arms was concealed, and the study was double-blinded.

Results of Phase 3 Clinical Trial. As reported at the plenary session of the Annual Meeting of the American Society of Clinical Oncology (ASCO 2009), the patient cohort of the 177 Randomized Patients (which included 117 (66%) Treated Patients and 60 (35%) patients who were not treated) did not demonstrate statistically significant difference in median DFS from randomization between treatment and control arms.

Figure 4. Disease-free survival (DFS) according to study group for All Randomized Patients (N = 177). Kaplan-Meier actuarial curves for DFS for the Randomized Patients are shown according to their study group of Id-KLH+GM-CSF (N = 118) or KLH+GM-CSF (N = 59). The number of events, median, and 95% confidence intervals for each group are also presented.

At ASCO, we further reported the median DFS data for the patients who received at least one vaccination either with BiovaxID or control. In this cohort of 117 patients they represent a modified intent-to-treat population, median DFS was 13.6 months longer in patients who received BiovaxID compared to patients who received control. This analysis reflects the prospectively defined primary clinical trial objective. Accordingly, there were 60 patients who were randomized but who did not receive either BiovaxID or control and who are not included in this analysis. Of these 117 treated patients, 76 patients received at least one dose of BiovaxID (the “BiovaxID Arm”) and 41 patients received at least one dose of control (the “Control Arm”). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 months (range 12.6-89.3 months), a statistically significant improvement of 13.6 months was observed in DFS between patients in the BiovaxID Arm (44.2 months), versus the Control Arm (30.6 months) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of OS has not yet been reached for either group due to the length of follow-up to date.

Figure 5. Disease-free survival (DFS) according to study group for the Randomized Patients who received blinded vaccinations (N = 117). Kaplan-Meier actuarial curves for DFS for the Randomized Patients who received at least one dose of the Id-KLH+GM-CSF (N = 76) or KLH+GM-CSF (N = 41) are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Analysis of Patients by Isotype. A typical antibody (“immunoglobulin”), including the lymphoma idiotype expressed on the surface of each cancerous lymphoma cell, is composed of protein “heavy chains” and “light chains”. In humans, the heavy chains are classified as IgG, IgM, IgA, IgD and IgE, and the light chains are classified as either kappa or lambda. The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain” (see Figure 6). Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. Figure 6 below illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype. Accordingly, an antibody may be referred to as IgG-isotype or IgM-isotype depending on its heavy-chain classification. In the normal immune response, antibody isotypes may have different roles and may help direct the appropriate immune response. The small region at the tip of the antibody is known as the “variable region”, or antibody binding site, and the balance of the isotype is known as the “constant region”. When we manufacture BiovaxID, we screen each patient’s tumor cells obtained by biopsy for the isotype. Approximately, 60% of patients with FL are diagnosed with tumors expressing an IgM isotype and approximately 40% of patients bear tumors expressing an IgG isotype. In rare cases (<1%), patients are diagnosed with another isotype (e.g. IgA). Infrequently, the patient’s tumor also contains cells with one or more isotype (a heterogenous or “mixed” isotype); in these patients we select either an IgG or IgM isotype for manufacture of BiovaxID. Each patient’s tumor isotype can be readily determined by standard analytical techniques (flow cytometry) at the time of the patient’s tumor biopsy. In both the Phase 2 and Phase 3 clinical trials, the determination of tumor heavy-chain isotype determined the specific manufacturing and purification process used to make that patient’s vaccine. For patients who have tumors expressing an IgG (or an IgG-containing “mixed” isotype), we manufacture an IgG isotype vaccine and for patients determined to have tumors expressing an IgM (or an IgM-containing “mixed” isotype), we manufacture an IgM vaccine. Due to our manufacturing process (rescue fusion hybridoma), the isotype (IgG or IgM) of the tumor is directly reproduced in each patient’s vaccine so that each patient’s BiovaxID vaccine matches the patient’s original tumor isotype (IgG or IgM).

Figure 6: The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose.

Preclinical data indicates that the ability to develop an immune response differs between IgM-isotype and IgG-isotype idiotypes. The IgG-isotype idiotype was reported to be tolerogenic, meaning that the immune response against the specific tumor target is suppressed. On the other hand, the IgM-isotype idiotype was reported to be highly immunogenic, meaning that it induces an ample, persistent immune response against the specific tumor target. The unique feature of our Phase 3 clinical trial was the manufacturing and administration of tumor-matched isotype idiotype vaccines which, allowed us to investigate whether these preclinical data translate into differential clinical efficacy of the two isotype vaccines in our clinical trial.

Figure 7. The vaccines produced for each individual patient consist of the tumor idiotype with the same isotype as the tumor cells from which the vaccine was produced. Therefore, patients with IgM isotype tumors received IgM vaccine, and patients with IgG isotype tumors received IgG vaccine manufactured from their own tumor cells.

We analyzed differences in median DFS in vaccinated patients in our Phase 3 clinical trial separately by tumor isotype. There were 35 IgM isotype patients who received BiovaxID and 25 IgM isotype patients who received control. There were 40 IgG isotype patients who received BiovaxID and 15 IgG isotype patients who received control. Two patients had mixed IgM/IgG biopsy isotypes and were excluded from this analysis. The baseline characteristics of the patients who received either IgM or IgG vaccine were balanced between each respective BiovaxID Arm and Control Arm groups.

In the IgM isotype group we observed that patients who were treated with isotype-matched BiovaxID had significantly longer DFS (52.9 months, versus 28.7 months) than patients with IgM isotype tumors who received control vaccine (see Figure 8). In contrast, in the IgG isotype group, there was no difference in median DFS between the patients who received isotype-matched BiovaxID and the patients with IgG isotype tumors who received control vaccine (see Figure 9). Although a separate manufacturing process is prescribed for the IgM isotype and for the IgG isotype, the Phase 3 clinical trial protocol did not include planned analyses to address a subset efficacy analysis by isotype.

Figure 8: Disease-free survival (DFS) for the Randomized Patients with tumor IgM heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgM isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 9: Disease-free survival (DFS) for the Randomized Patients with tumor IgG heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgG isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 10: Shown is a standard statistical analysis (Kaplan-Meier survival curves) used to measure the fraction of patients free of disease for a certain amount of time after treatment. In this Figure, IgM-isotype patients who receive an IgM-isotype vaccine are compared with IgG-isotype patients who received an IgG-isotype vaccine compared with all control patients (patients with both IgM-isotype and IgG-isotype).

Our Phase 3 clinical trial has two unique manufacturing features, where: (a) the vaccine consists of the full structure of the idiotype protein (that is, both the variable and the constant regions of the immunoglobulin) and (b) the idiotype of the vaccine matches the idiotype of the patient’s own tumor. These unique features allowed us to be the first to investigate the clinical efficacy implications of the two tumor isotypes. The prior Phase 3 clinical trials of FL idiotype vaccines conducted by Genitope Corporation and Favrille, Inc. used a manufacturing process known as recombinant manufacturing that universally linked the patient’s variable region of the idiotype into an IgG isotype without regard to the actual isotype of each patient’s tumor. We believe that the use of an IgG isotype was due to the comparative ease of manufacture and purification of IgG proteins as well as to their relatively long half-life. There are two implications of the manufacturing processes used by these prior clinical trials: (1) clinical efficacy cannot be compared by isotype group and (2) the lack of clinical efficacy observed in these clinical trials may be due to the tolerogenic effect of the universal IgG isotype used in the vaccine manufacturing. As such, we believe that our analysis by tumor isotype may provide profound insight into the efficacy of BiovaxID and may also suggest methods by which cancer vaccines in general could be developed in the future.

BiovaxID® Regulatory Status

We are in the process of conducting clinical pre-filing discussions with domestic and international regulatory agencies to discuss the potential regulatory approval pathway for BiovaxID. We are focusing on our plans to seek regulatory approval for BiovaxID for the treatment of FL and these clinical pre-filing regulatory agency meetings are anticipated to confirm the next steps and requirements in the regulatory process. In preparing for these meetings, we are continuing our analyses of the data available from our Phase 2 and Phase 3 clinical trials, so that we can have as comprehensive as possible discussions regarding the safety and efficacy results for BiovaxID. In addition, we continue to advance our efforts to comply with various regulatory validations and comparability requirements related to our manufacturing process and facility.

We also anticipate conducting separate discussions with various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia (“WM”), a rare B-cell subtype of NHL.

Proprietary Rights to BiovaxID®

As a result of the FDA’s Orphan Drug designation for the treatment of FL, MCL and WM, we have seven years of market exclusivity in the U.S. from the date of FDA marketing approval for these three subtypes of B-cell NHL. We have ten years of market exclusivity in Europe as a result of Orphan Medicinal Product designation for the treatment of FL and MCL by the EMA.

In addition to market exclusivity based on governmental regulation, we rely on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and our ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, we have filed an international patent application (“PCT”) relating to methods of treatment using our vaccine. In addition, we have filed U.S. and foreign patent applications relating to certain features of the AutovaxID® instrument used in the production of the vaccine. Our proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. We believe that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. Following the finds related to the apparent role of the IgM isotype in clinical benefit from vaccine, we filed a broad range of patent applications covering various aspects of this finding. We have been granted the registration of the trademark BiovaxID. BiovaxID is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford University (“Stanford”). This may be significant, because we believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID® Manufacturing Process and Facility

Manufacturing Process

The BiovaxID manufacturing production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to our facility in Minneapolis (Coon Rapids), Minnesota. At our facility, we identify the idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. Additionally, we identify whether the isotype is IgM or IgG. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line, K6H6) from Stanford University to create a hybridoma or hybrid cell.

After the creation of the hybridoma, we determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into our proprietary hollow-fiber bioreactors, where they are cultured and where they secrete or produce idiotype antigen. The secreted idiotype is then collected from the cells growing in the hollow-fiber reactor. After a sufficient amount of idiotype is collected for the production of an appropriate amount of the vaccine, the patient’s idiotype is purified using multi-step purification processes (see Figure 10a).

Figure 11a: Individualized Manufacturing Process for BiovaxID Immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with our proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow-fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In the Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

Figure 11b: Hollow-fiber perfusion to produce the cell cultures used in the manufacture of BiovaxID.

We use a method known as “hollow-fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID (see Figure 11b). Hollow-fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow-fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. We believe that hollow-fiber technology permits the harvest of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow-fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

After manufacture and purification, the resulting purified idiotype is then conjugated, or joined together, with KLH, to create the vaccine. KLH is a foreign carrier protein that is used to improve the immunogenicity, or ability to evoke an immune response, of the tumor-specific idiotype. The BiovaxID vaccine is then frozen and shipped to the treating physician. At the treating physician’s office, the vaccine is thawed and injected into the patient.

The BiovaxID vaccine is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with the idiotype vaccine to stimulate the immune system and increase the response to the idiotype vaccine. In the Phase 2 and Phase 3 clinical trials patients were administered 5 monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a 6-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

We estimate that an average of 3 months is required to manufacture each vaccine, which for most patients may overlap the time period when induction chemotherapy is being administered. While the manufacturing process for the BiovaxID vaccine is highly personalized to each patient, we consider it to be highly controlled and predictable. The most common reason for a failure to successfully produce a patient’s vaccine was the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process. During the Phase 3 clinical trial, we experienced approximately 95% success rate in manufacturing vaccines.

Manufacturing Facility

BiovaxID® is a personalized medicine which is produced separately for each individual patient through a laboratory process based on the patient’s own tumor cells derived by biopsy. Following regulatory approval of BiovaxID, we plan to initially produce BiovaxID in our existing leasehold space located in Minneapolis (Coon Rapids), Minnesota. In order to facilitate the regulatory process, we have completed a dedicated suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory process advances toward completion, we anticipate expanding our current leasehold space or adding new manufacturing facilities as required to meet anticipated commercialization requirements. During the Phase 3 clinical trial, BiovaxID was produced at our facility in Worcester, Massachusetts. Because, we have relocated the site of the manufacturing process to our Minneapolis (Coon Rapids) facility following the clinical trials and because we are expanding this facility, we are currently in the process of attempting to demonstrate to the FDA that the product under these new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement will also apply to future expansions of the facility, such as the possible expansion to additional facilities that may be required for successful commercialization of BiovaxID. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

Instruments and Disposables

We sell hollow-fiber perfusion instruments used for the production of significant quantities of cell culture products. Our product line includes:

AUTOVAXID® : The AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. We plan to utilize the AutovaxID technology to streamline commercial manufacture of our proprietary anti-cancer vaccine, BiovaxID®. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with U.S. Food and Drug Administration Good Manufacturing Practices (“GMPs”). We are collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza.

PRIMER HF®: The Primer HF is a low cost hollow-fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

MINI MAX®: The miniMax provides the flexibility and technology needed to support optimization studies and research scale production of mammalian cell secreted proteins. The miniMax is an automated cell culture system, a table-top unit complete with microprocessor controller, self-contained incubator, and pump panel. The miniMax is an economical tool for researching scale-up processes and producing small quantities of protein of up to 10 grams per month.

MAXIMIZER®: The Maximizer provides maximum flexibility to support optimization studies and pilot scale production of mammalian cell secreted proteins. The Maximizer is an automated cell culture system, a table-top unit complete with validated microprocessor controller, self-contained incubator, and pump panel. With production rates up to one gram a day, the Maximizer is a tool for process development and production.

XCELLERATOR™: The XCellerator is a self-standing floor system containing an incubator and refrigerator section, control fixtures and pump panel. Each Xcellerator supports two independent flowpaths, is controlled by a process control computer and has the capability of remote monitoring. The combined features of the XCellerator support production of 60-500 grams of protein per month, per XCellerator unit.

MULTI-6™: The Multi-6 is a low–cost cell culture system capable of simultaneously producing six monoclonal antibodies (or other secreted proteins) at up to 1 gm/month each or a single mAb at up to 6 gm/month. Multi-6 is also useful to simultaneously evaluate multiple cell lines or media formulations before scaling up to our larger AutovaxID or other systems. Like the Primer HF, Multi-6 requires no investment in custom equipment and supports culturing a variety of suspension and adherent cell lines.

In addition to instrument sales, we have recurring revenue from the sale of hollow-fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with our instrument product line. Revenues from such disposable products represented approximately 36% of our total revenue from this business segment for both the fiscal years ended September 30, 2011 and 2010.

Currently, we assemble, validate and package the instruments and disposables which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract production services which include biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

We manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $1.3 million (approximately 33%) and $1.2 million (approximately 22%) in revenues for the fiscal years ended September 30, 2011 and 2010, respectively.

Our customers include biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

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

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow-fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow-fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, we believe that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. We believe that hollow-fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as BiovaxID®, we believe that hollow-fiber technology may be the appropriate cell culture production technology.

COMPETITION FOR BIOVAXID®

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with BiovaxID®. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	healthcare companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

We expect to compete on, among other things, the safety and efficacy of our products and more desirable treatment regimens, combined with the effectiveness of our experienced management team. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify and secure the rights to and develop pharmaceutical products and compounds and to exploit these products and compounds commercially before others are able to develop competitive products.

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

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines, MyVaxTM developed by Genitope Corporation and Specifid™ developed by Favrille, Inc. which were studied in Phase 3 trials in FL patients did not report statistically significant clinical benefit and we believe are no longer under development. There are fundamental structural differences between BiovaxID and the personalized cancer vaccines developed by Genitope Corporation and Favrille, Inc: Genitope and Favrille manufactured their respective vaccines with IgG isotypes without regard to the patient’s actual isotype and their clinical trial designs under which the clinical efficacy of these vaccines were tested were different, which we believe explain why BiovaxID achieved significant clinical benefit while the other vaccines did not.

Chemotherapy and monoclonal antibodies are widely used for the treatment of FL. Although chemotherapy and monoclonal antibodies can substantially reduce the tumor mass and in most instances achieve clinical remission, the remission is generally of limited duration. FL patients generally relapse and the cancer usually becomes increasingly resistant to further chemotherapy treatments. The patient’s response to therapy becomes briefer and weaker with each additional course of therapy, such that eventually further chemotherapy would offer no clinical benefit.

A number of passive immunotherapies, such as rituximab and radioimmunotherapeutic agents (radioisotopes linked to monoclonal antibodies), are approved by the FDA for the treatment of FL. A monoclonal antibody is a type of antibody produced in large quantity that is specific to an antigen that is expressed by tumor cells and also by some normal cells. These therapies have been used as primary treatment and also as part of combination induction therapy including chemotherapy and rituximab based therapy is considered to be the standard of care to treat FL. In an effort to prolong the duration of the clinical remission monoclonal antibodies have increasingly been used as maintenance therapies.

If approved to treat FL, BiovaxID will face competition from other approved drugs, including rituximab maintenance. Penetrating a market and achieving usage by physicians and patients in the face of an established standard of care is anticipated to represent a significant marketing challenge.

If approved to treat MCL, BiovaxID will be required to compete with other approved and/or development therapies for the treatment of MCL. There is currently no consensus standard of care for the first line treatment of MCL; however, there are a number of FDA-approved agents used for the treatment of MCL both in first line settings and in patients in relapse.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We own several patents covering various aspects of our hollow-fiber perfusion process, instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have two (2) issued U.S. patents. Additionally, we have filed several patent applications that are pending. Our presently issued U.S. patents will expire in July 2013 and November 2017. A list of our U.S. and foreign patents and published patent applications are as follows:

Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Foreign Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date

EP 2027247 (UK)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

DE602007012238D (Germany)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

AT2027247 (Austria)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

P2027247 (Switzerland)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

FR2027247 (France)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions

US 2009/0215022	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Aug. 27, 2009	United States

US 2009/0269841	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	Nov. 20, 2008/Oct. 29, 2009	United States

EP 2029722	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Mar. 4, 2009	Europe

EP11173373.9	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/December 6, 2007	Europe

US 13/081,426	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	April 6, 2011/not yet published	United States

CA 2,739,918	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	October 7, 2009/April 15, 2010	Canada

EP 2344184	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	October 7, 2009/April 15, 2010	Europe

JP 2011-531150	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	October 7, 2009/April 15, 2010	Japan

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions

US 2011/0212493	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	April 22, 2011/September 1, 2011	United States

AU 2009308354	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2009	Australia

CA 2,741,481	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2009	Canada

EP 2346984	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2009	Europe

IL 212387	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2009	Israel

JP 2011-533338	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2009	Japan

We have filed a number of provisional patent applications based on or related to various aspects of our analysis of clinical benefit based on isotype, and to use of the AutovaxID® instrument for the production of antiviral vaccines such as those targeting influenza.

We also possess licensed intellectual property used in the development and manufacture of the BiovaxID® vaccine. The BiovaxID vaccine is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford. This is significant, because we believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

Additionally, we consider trademarks to be important to our business. We have established trademarks covering various aspects of our hollow-fiber perfusion process, instruments and proprietary cell culturing methods (Acusyst-Maximizer® and Acusyst-Xcell®). We have registered the trademarks BiovaxID® in connection with our therapeutic cancer vaccine and AutovaxID® in connection with our instrument used in the manufacture of the vaccine. We plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, including seeking protection of our trademarks internationally.

Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We rely in some circumstances on trade secrets to protect our technology, particularly with respect to certain aspects of our BiovaxID manufacturing process. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Our cell culture systems used to produce cells for diagnostic uses are regulated under the FD&C Act as Class I medical devices. Medical devices are classified by the FDA into three classes (Class I, Class II and Class III) based upon the potential risk to the consumer posed by the medical device (Class I medical devices pose the least amount of risk, while Class III medical devices and “new” devices are presumed to inherently pose the greatest amount of risk). As Class I medical devices, our systems must be manufactured in accordance with GMP guidelines. Sales of such systems to customers using them to manufacture materials for clinical studies and licensure do not require prior FDA approval.

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

Under the FD&C Act, our customers must establish and validate Standard Operating Procedures (“SOPs”) utilizing our cell culture technologies in their drug master files. We provide assistance in operational, validation, calibration and preventive maintenance SOPs to customers, as needed, to support their product development and commercialization processes. For example, we will typically provide existing and prospective customers who are utilizing our contract production services or constructing production facilities based on our cell culture technologies with information to enable such customers to comply with the FDA’s guidelines required for facility layout and design. This information may be provided either in a drug/biologic master file that we give permission to customers to cross reference in their submission to the FDA, or provided to customers to include in their FDA submissions.

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

Orphan Drug Designation and Exclusivity

Some jurisdictions, including the U.S. and the EU, designate drugs intended for relatively small patient populations as “orphan drugs.” The FDA, for example, grants Orphan Drug designation to drugs intended to treat rare diseases or conditions that affect fewer than 200,000 individuals in the U.S. or drugs for which there is no reasonable expectation that the cost of developing and making the drugs available in the U.S. will be recovered. In the U.S., Orphan Drug designation must be requested before submitting an application for approval of the product.

Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity. For seven years, the FDA may not approve any other application, including NDAs or ANDAs, to market the “same drug” for the same indication. The only exceptions are i) where the second product is shown to be “clinically superior” to the product with Orphan Drug exclusivity, as that phrase is defined by the FDA and ii) if there is an inadequate supply.

Manufacturing

With regard to Biovest’s development of BiovaxID®, Biovest has completed the construction of a new manufacturing suite for BiovaxID located within Biovest’s existing facility in Minneapolis (Coon Rapids), Minnesota. If it receives FDA or other regulatory approval of BiovaxID, Biovest may continue to manufacture the vaccine at its facility in Minnesota, although Biovest will likely need to expand this existing facility and/or develop additional facilities to fully support commercial production for the U.S. markets. Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, such as Biovest’s relocation of its BiovaxID production process and planned expansion of such facilities or additional facilities that may be required upon successful commercialization of the vaccine. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If Biovest demonstrates comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, its clinical trials or the FDA approval of BiovaxID may be delayed.

Other Regulation in the United States

The Biologics Price Competition and Innovation Act (2010) establishes an abbreviated approval pathway for “biosimilar” biological products. Among the provisions potentially applicable to our products are: (1) innovator manufacturers of reference biological products (such as BiovaxID®) are granted 12 years of exclusive use before biosimilars can be approved for marketing in the U.S. and (2) an application for a biosimilar product may not be submitted to the FDA until 4 years after the date on which the BLA for the reference product was first approved. FDA is still early in the process of developing regulations to implement the provisions of this legislation.

Toxic Substances Control Act. The Environmental Protection Agency (“EPA”), has promulgated regulations under Section 5 of the Toxic Substances Control Act (“TSCA”), which require notification procedures for review of certain so-called intergeneric microorganisms before they are introduced into commerce. Intergeneric microorganisms are those formed by deliberate combinations of genetic material from organisms classified in different taxonomic genera, which are types of animal or plant groups. The regulations provide exemptions from the reporting requirements for new microorganisms used for research and development when the researcher or institution is in mandatory compliance with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Those researchers voluntarily following the NIH Guidelines can, by documenting their use of the NIH Guidelines, satisfy EPA’s requirements for testing in contained structures. The EPA may enforce the TSCA through enforcement actions such as seizing noncompliant substances, seeking injunctive relief, and assessing civil or criminal penalties. We believe that our research and development activities involving intergeneric microorganisms comply with the TSCA, but there can be no assurance that restrictions, fines or penalties will not be imposed on us in the future.

Health Care Coverage and Reimbursement. Commercial success in marketing and selling our products depends, in part, on the availability of adequate coverage and reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products.

Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Examples of how limits on drug coverage and reimbursement in the U.S. may cause drug price sensitivity include the growth of managed care, changing Medicare reimbursement methodologies, and drug rebates and price controls. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payors.

Anti-Kickback Laws. In the U.S., there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration to induce the purchase, order or recommendation of health care products and services. These laws constrain the sales, marketing and other promotional activities of pharmaceutical companies, such as us, by limiting the kinds of financial arrangements we may have with prescribers, purchasers, dispensers and users of drugs and biologics. The HHS Office of Inspector General (“OIG”) has issued “Compliance Guidance” for pharmaceutical manufacturers which, among other things, identifies manufacturer practices implicating the federal anti-kickback law (42 U.S.C. § 1320a-7b(b)) and describes elements of an effective compliance program. The OIG Compliance Guidance is voluntary, and we have not adopted a formal compliance program modeled after the one described in the OIG Compliance Guidance. Although none of our practices have been subject to challenge under any anti-kickback laws, due to the breadth of the statutory provisions of some of these laws, it is possible that some of our practices might be challenged under one or more of these laws in the future. Violations of these laws can lead to civil and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Health Information Privacy and Security. Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to the Health Information Portability and Accountability Act of 1996 (“HIPAA”) regulate the use and disclosure of health information by “covered entities” (which includes individual and institutional providers from which we may receive individually identifiable health information). These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization (absent obtaining a waiver of the authorization requirement from an Institutional Review Board) could subject the covered entity to civil and criminal penalties. As the implementation of this regulation is still in its early phases, we may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Further, HIPAA’s criminal provisions are not limited in their applicability to “covered persons,” but apply to any “person” that knowingly and in violation of the statute obtains or discloses individually identifiable health information. Also, where its customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements, including making its books and records available for audit and inspection by HHS and implementing certain health information privacy and security safeguards. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct its research and other aspects of its business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which its resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products. Clinical trials conducted in the EU must comply with the EU Clinical Trials Directive.

Under EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure for most products. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. Under European Commission Regulation 726/2004, the centralized authorization procedure is required for all biotechnology-derived medicinal products developed through recombinant DNA technology, controlled expression of genes coding for biologically active proteins, and hybridoma and monoclonal antibody methods. It is also required for designated orphan medicinal products and all new active substances indicated for the treatment of AIDS, cancer, neurodegenerative disorder, or diabetes. This authorization is a marketing authorization approval. The decentralized procedure provides for mutual recognition of national regulatory authority approval decisions. Under this procedure, the holder of a national marketing authorization granted by one member state may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the prices which result from the regulatory approval process would be insufficient to generate an acceptable return to us or our collaborators.

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

EXECUTIVE OFFICERS OF THE REGISTRANT, AS OF SEPTEMBER 30, 2011

Name	Age	Position
Francis E. O’Donnell, Jr., M.D.	61	Chief Executive Officer, Chairman and Director

Samuel S. Duffey, Esq.	66	President and General Counsel

Brian D. Bottjer, CPA	37	Acting Chief Financial Officer and Controller

Carlos F. Santos, Ph.D.	34	Chief Science Officer (“CSO”)

Douglas W. Calder	44	Vice President, Strategic Planning & Capital Markets

Francis E. O’Donnell, Jr., M.D. was appointed our Chief Executive Officer and Chairman of the Board in February 2009. Since 2003, Dr. O’Donnell had been a Director and Vice-Chairman (non-executive) of our Company. Dr. O’Donnell has also been the Chairman, Chief Executive Officer and a director of Accentia Biopharmaceuticals, Inc. (“Accentia”), our parent corporation since its inception in 2002. Since May 2002, Dr. O’Donnell has also the Chairman and a Director of BioDelivery Sciences International, Inc. (“BDSI”), a publicly traded drug delivery technology company. Since 1999, Dr. O’Donnell has served as manager of Hopkins Capital Group, LLC (“Hopkins”), an affiliation of limited liability companies which engage in business development of disruptive healthcare technologies. The Hopkins entities are also significant stockholders of Accentia and BDSI. Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received his specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and he has been awarded over 34 U.S. Patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University. We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our management team and Board of Directors.

Effective as of December 20, 2011, Dr. O’Donnell was appointed by our Board of Directors to serve in the position of Executive Chairman of the Board.

Samuel S. Duffey, Esq. was appointed our President and our General Counsel in February 2009. Mr. Duffey has also been General Counsel of Accentia since April 2003 and on December 2, 2008 was also appointed President of Accentia. Prior to that, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and a Director of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and a Director FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University. We believe that Mr. Duffey’s experience and skills make him a qualified and valuable member of our management team. Mr. Duffey has been instrumental in facilitating our capital raises and was instrumental in managing our Company through the very complex Chapter 11 process.

Effective as of December 20, 2011, Mr. Duffey was appointed to serve in the position as our Chief Executive Officer, in addition to continuing his responsibilities as our President and General Counsel. Mr. Duffey was also designated to serve as our Company’s Principal Executive Officer in connection with our dealings with our independent audit firm and filings with the SEC.

Brian D. Bottjer, CPA was appointed our Acting Chief Financial Officer in January 2011. Mr. Bottjer has served as our Controller since June 2007. From September 2006 to May 2007, Mr. Bottjer was our Senior Accountant. Prior to that time, from August 2005 to August 2006, Mr. Bottjer was employed as a Controller for Stewart Title Guaranty Company, a provider of title insurance and related services to the real estate and mortgage industries. From March 2003 to August 2005, Mr. Bottjer served at Raymond James & Associates, Inc., a full service brokerage firm headquartered in St. Petersburg, Florida in a number of roles, including that of manager of financial reporting for certain of that company’s business units. Mr. Bottjer has also served in a variety of financial reporting and administrative roles at the Home Shopping Network and Allstate Insurance Corporation. Mr. Bottjer is a licensed Certified Public Accountant and received his B.S. in business administration from the State University of New York at Buffalo in 1997. We believe that Mr. Bottjer’s experience and skills make him a qualified and valuable member of our management team.

Carlos F. Santos, Ph.D. was appointed as our Senior Vice President, Product Development & Regulatory Affairs in March 2009. Since March 2009, Dr. Santos has served as Chief Science Officer for Accentia. Dr. Santos manages responsibilities related to pharmaceutical product development, intellectual property design, regulatory strategy and corporate development planning activities for us. Dr. Santos holds the role of Chief Science Officer of Hopkins, contributing to its portfolio of companies since 1998. Dr. Santos is a graduate of the University of Michigan where he earned a Ph.D. in Bioinformatics, and Washington University (St. Louis) where he earned a B.S. in Computer Science. At the University of Michigan, he developed automated natural language processing systems to integrate high-throughput genomic experimental data with known protein interaction pathways in metastatic prostate cancer progression. He also led the development of a large-scale automated search and summarization engines for biomedical documents at the University of Michigan’s National Center for Integrative Biomedical Informatics (NCIBI). From 1998 to 2001, he was a researcher at Washington University’s Institute for Biomedical Computing (now the Center for Computational Biology). We believe that Dr. Santos’ experience and skills make him a qualified and valuable member of our management and product development teams.

Douglas W. Calder was appointed as our Vice President, Strategic Planning & Capital Markets in January 2011. Also, in January 2011, Mr. Calder was appointed Vice President, Strategic Planning & Capital Markets for Accentia. From December 2007 to January 2011, Mr. Calder was our Director of Investor Relations, as well as for Accentia. From 1999 to 2007, Mr. Calder was the Investor Relations Officer for Viragen, Inc., an AMEX-listed, publicly-traded biotechnology company. From 1989 to 1999, Mr. Calder was a financial portfolio manager with a biotechnology focus working for the New York Stock Exchange Member Firms: Dean Witter Reynolds, Gruntal & Co. and Moors & Cabot. Mr. Calder brings more than 20-years of life science executive experience as a financial portfolio manager and investor relations professional in managing corporate communications, business development, media strategies and capital markets responsibilities for us and Biovest. Mr. Calder received his B.A. from Florida State University. We believe that Mr. Calder’s experience and skills make him a qualified and valuable member of our management team.

EMPLOYEES

As of September 30, 2011, we had 36 employees (two of whom are part-time employees and one of whom is a temporary employee). We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory. None of our employees is covered by a collective bargaining agreement.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

CORPORATE INFORMATION

We were incorporated in the State of Delaware. Our principal executive offices are located at 324 South Hyde Park Avenue, Suite 350, Tampa, Florida 33606, and our telephone number at that address is (813) 864-2554. Our website is www.biovest.com.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website (www.biovest.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2011 and 2010, we reported net losses of $15.3 million and $8.2 million, respectively and negative cash flow from operating activities of $3.8 million and $0.8 million, respectively. As of September 30, 2011, we have an aggregate accumulated deficit of $161 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the interim analysis for BiovaxID®. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our consolidated financial statements for the 2011 fiscal year indicates that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our consolidated financial statements for the 2012 fiscal year.

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

As of September 30, 2011, we had a working capital deficit of $2.2 million. We have a significant amount of debt, approximately $27.0 million, which matures in November, 2012. We expect to continue to incur substantial net operating losses at least until BiovaxID® receives marketing approval, which may never occur, and market acceptance. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Cherry, Bekaert and Holland, L.L.P., have indicated, in their report to our 2011 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $15.3 million and $8.2 million in 2011 and 2010, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2012 are anticipated to be insufficient to finance operations without funding from other sources. Historically, we have had difficulty in meeting our cash requirements. We have, in part, met our cash requirements through proceeds from our cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), and by trade-vendor credit. There can be no assurances that management will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of the vaccine. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We will need substantial additional financing but our access to capital funding is uncertain.

On October 19, 2010, as part of our then pending reorganization, we closed a $7.0 million financing which provided the funds that were required for us to exit our Chapter 11 proceeding and also provides our current working capital. During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and short-term loans from affiliates. We have outstanding indebtedness which as of September 30, 2011, aggregates to approximately $32.9 million. Our debt is secured by our assets and may make procuring additional debt or equity financing more difficult or uncertain. Furthermore, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. In addition, we are obligated to pay royalties which will reduce any future potential profit.

Our ability to continue present operations is dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established; however, we anticipate that in the future we will seek additional financing from a number of sources , including, but not limited to, the sale of equity or debt securities, strategic collaborations, recognized research funding programs and domestic and/or foreign licensing of our vaccine and our AutovaxID® equipment line. There can be no assurance that we will be successful in securing needed financing at acceptable terms, if at all. If adequate funds are not available, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID® and AutovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

There is a high risk of failure because we are trying to develop a new anti-cancer vaccine.

We are pursuing a novel patient-specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our vaccine is subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

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

Preparing for and processing the Biologics License Application (“BLA”) for BiovaxID® will be expensive and time consuming. The FDA response to any application is uncertain and the FDA may reject or deny the application, or may impose additional requirements. Such additional requirements may be expensive and/or time consuming, and meeting these additional requirements may be difficult or impossible.

Our clinical trials for BiovaxID® may not be regarded by the FDA or other regulatory authorities as conclusive, and we may decide, or regulators may require us, to conduct additional clinical testing for this product candidate or cease our trials.

In April 2008, we closed our only Phase 3 clinical trial of BiovaxID with 234 patients enrolled instead of the 563 patients anticipated to be enrolled pursuant to our clinical trial protocol. We announced clinical results based upon a relatively smaller number of patients compared to that planned. Additionally, our only Phase 3 clinical trial randomized patients early into the trial, after the complete remission from chemotherapy was ascertained. Because of failure to maintain complete remission, which was a protocol requirement, about a third of the randomized patients were not vaccinated. We do not know whether the sample size of our Phase 3 clinical trial or the significant clinical benefit demonstrated only in patients who received at least one dose of BiovaxID or control, will be acceptable to the FDA to demonstrate efficacy and safety required to obtain marketing approval.

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

While not universal, it is not uncommon for the FDA to require a second confirming Phase 3 clinical trial, particularly when “high” statistical significance has not been demonstrated. We do not know whether our existing or future clinical trials will be considered by the FDA and/or other regulatory authorities to sufficiently demonstrate safety and efficacy to result in marketing approval without the requirement of additional clinical trials. Because our Phase 3 clinical trial for BiovaxID may be considered to be inconclusive, we may decide, or regulators may require us, to conduct additional clinical trials for this product candidate or cease our clinical trials. If such additional clinical trials are required, they are likely to be highly expensive and time consuming.

The FDA may not permit us to file or process our planned Biologics Licensing Application (“BLA”) seeking marketing approval. Additionally, we may be permitted to file a BLA but the FDA may ultimately reject or deny marketing approval. The FDA may impose requirements as part of the BLA process, which may frustrate, delay, or render impossible marketing approval or commercialization. In any such event, we might experience significant additional costs and delay. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidate.

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

In addition, because we have relocated the site of the manufacturing process to our Minneapolis (Coon Rapids) facility following the clinical trials we are required to demonstrate to the FDA that the product developed under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis (Coon Rapids) facility, as well as future expansion of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful regulatory approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument.

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

Clinical trials conducted by us or by third parties on our behalf might not be accepted by the FDA or other international regulatory agencies as being a sufficient demonstration of safety, efficacy or statistical significance to support the acceptance, processing or approval of our applications to obtain the requisite regulatory approval to market for our products. In such an event, regulatory authorities might require us to conduct additional clinical trials which would be both expensive and time consuming or in the alternative might not permit us to undertake any additional clinical trials for our product candidates.

We have completed a single Phase 3 clinical trial for BiovaxID and the FDA frequently requires a second confirming Phase 3 trial as a condition for approval. Our drug candidate is considered highly personalized because it is manufactured for each patient using material obtained by biopsy from that patient. Personalized drugs are considered unique which may create regulatory uncertainty. We do not have an understanding or agreement with the FDA or international regulatory agencies as to the need for a second confirming trial, the adequacy of our personalized manufacturing process, or the sufficiency, design or size of our Phase 3 clinical trial. Further, we do not know the ultimate impact on the regulatory process which may result from the early stoppage of our clinical trial before all planned patients were enrolled, the appropriateness of analyzing only patients treated with our drug candidate or control which is considered a modified intent to treat population, the impact of analyzing sub-populations of the treated patients such as patients based on the characteristics of the patient’s tumor isotype or any other factor of our Phase 3 clinical trial. Accordingly, we do not know if the FDA will require additional clinical trials, either prior to or in conjunction with approval of BiovaxID. Our initial Phase 3 clinical trial spanned approximately eight years and the completion of any required additional clinical trials or potentially a different trial design would likely take a significant number of years and funding which we currently do not have. The length of time for a clinical trial generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes, we forecast the commencement and completion of clinical development, and have included many of those forecasts in reports filed with the Securities and Exchange Commission (“SEC”) and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment and as a result of our reorganization under Chapter 11 of the Bankruptcy Code. Additional delays may occur. Our rate of completion of development efforts could be delayed by many factors. The timing of meetings with regulatory agencies; the requirements, cost and time necessary to prepare for regulatory meetings; and the time, expense and ability to satisfy requests or requirements made by regulatory agencies is uncertain and may vary depending on numerous circumstances and as a result of the analysis of available data. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in vaccine development and the regulatory process.

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

Manufacturing facilities, and those of any future contract manufacturers, are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulation (“QSR”), requirements of the FDA. If we or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards, or other regulatory requirements, then the manufacture process could be suspended or terminated, which would harm us.

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

We are currently engaged in performing additional detailed analyses of the safety and efficacy data generated by our Phase 2 and Phase 3 clinical trials of BiovaxID in FL and our Phase 2 clinical trial of BiovaxID in MCL. We cannot predict with certainty the results of the analyses, and if the results are negative or inconclusive we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for BiovaxID for FL, MCL or both, or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs.

The clinical trials for BiovaxID® may demonstrate that certain side effects may be associated with this treatment and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

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

Before we can obtain FDA approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the FDA. We plan to establish a dedicated BiovaxID® manufacturing facility within our existing Minnesota leasehold space. Therefore, before we can obtain the FDA approval necessary to allow us to begin commercially manufacturing BiovaxID, we must pass a pre-approval inspection of our BiovaxID manufacturing facility by the FDA. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the current Good Manufacturing Practices (“cGMP”), and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving our vaccines, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell BiovaxID.

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

In addition, because we relocated the site of the manufacturing process for BiovaxID to our Minneapolis facility following the clinical trials we are required to demonstrate to the FDA that the product that will be manufactured under the new conditions is comparable to the product that was the subject of prior clinical testing. This requirement applies to the relocation at the Minneapolis facility as well as future expansions of the manufacturing facilities, such as the possible expansion to additional facilities that may be required for successful regulatory approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument.

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

Our BiovaxID vaccine is based on research and studies conducted at Stanford University (“Stanford”) and the NCI. As a result of published studies, the concept of the vaccine and its composition are in the public domain and cannot be patented by us, the NCI, or any other party. We have filed a PCT patent application on the type of cell media that is used to grow cell cultures in the production of our vaccine, and we have filed a PCT patent application on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. We have obtained an exclusive world-wide license for use of a proprietary cell line which we use to manufacture BiovaxID, but we cannot be certain that we will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. We cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. For example, Bayer Innovation GmbH has commenced a Phase 1 clinical trial for its autologous anti-idiotype lymphoma vaccine produced in a tobacco plant cell line.

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

We currently depend on a sole-source supplier for keyhole limpet hemocyanin, a critical raw material used in the manufacture of BiovaxID®, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID.

We currently depend on single source suppliers for critical raw materials used in BiovaxID and other components used in the manufacturing process and required for the administration of BiovaxID. In particular, manufacturing of BiovaxID requires keyhole limpet hemocyanin (“KLH”), a foreign carrier protein. We purchase KLH from BioSyn Arzneimittel GmbH (“BioSyn”), a single source supplier. We have entered into a supply agreement with BioSyn, pursuant to which BioSyn has agreed to supply us with KLH. The supply agreement has an initial term of three years and is renewable for indefinite additional terms of five (5) years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Under this agreement, BioSyn is not contractually obligated to supply us with the amounts of KLH necessary for commercialization. We have become aware of additional suppliers who now market KLH, but we have not yet established a relationship with these suppliers and have not performed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

When BiovaxID is administered, the administering physician uses a cytokine to enhance the patient’s immune response, and this cytokine is administered concurrently with BiovaxID. The cytokine used by physicians for this purpose is Leukine® sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF. This cytokine is a substance that is purchased by the administering physician and is administered with an antigen to enhance or increase the immune response to that antigen. The physicians who administer BiovaxID will rely on Berlex Inc. (“Berlex”), as a supplier of GM-CSF, and these physicians will generally not have the benefit of a long-term supply contract with Berlex. Currently, GM-CSF is not commercially available from other sources in the U.S. or Canada.

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

Our BiovaxID vaccine is based on research and studies conducted at Stanford and the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, we were a party to a Cooperative Research and Development Agreement (“CRADA”), with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent FL. We gave notice of termination of the CRADA in September 2006. Although the NCI transferred sponsorship of the IND for BiovaxID to us in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent FL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under our prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID.

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

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and whether we introduce to the market new products or processes. Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to-year, and revenue, profits or losses in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price, if any, of our securities.

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

There can be no assurance; however, that we will be successful in obtaining such agreements in the future or, that such indemnification agreements will adequately protect us against potential claims relating to such contract production services. We may also be exposed to potential product liability claims by users of our products. We may seek to increase our insurance coverage in the future in the event of any significant increases in our level of contract production services. There can be no assurance that we will be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which we might be exposed. A successful partially or completely uninsured claim against us would have a material adverse effect on our operations.

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

Our success will depend on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and biopharmaceutical companies, as well as, among other organizations and companies, academic institutions and government entities, for highly skilled scientific and management personnel is intense. There is no guarantee that we will be successful in retaining our existing personnel or scientific advisors, or in attracting additional qualified employees. If we fail to attract personnel or if we lose existing personnel, our business could be seriously interrupted.

We do not expect to pay any dividends.

We have not declared or paid cash dividends since our inception. We currently intend to retain all of our earnings to finance future growth and therefore, do not expect to declare or pay cash dividends in the foreseeable future.

Our tax-loss carryforwards are subject to restrictions.

As of September 30, 2011, we had substantial net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $93.7 million (expiring beginning in 2020) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLs is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 bankruptcy proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLs may be further limited as a result of future equity transactions.

We are subject to various government regulations.

The cell culture systems and services that we sell are subject to significant regulation by the FDA under the FD&C Act. Our cell culture bioprocessing systems are regulated as Class I medical devices and must be manufactured in accordance with the FDA’s QSR requirements. Our cell culture instruments must comply with a variety of safety regulations to be sold in Europe Union (“EU”), including, but not limited, European Community standards. Our customers who use these cell culture bioprocessing systems must also comply with more extensive and rigorous FDA regulation. The process of complying with FDA regulations and obtaining approvals from the FDA is costly and time consuming. The process from investigational stage until approval to market can take a minimum of seven and up to as many as ten to twelve years currently and is subject to unanticipated delays. Furthermore, there is no assurance that our customers will be able to obtain FDA approval for bioproducts produced with our systems.

We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be costly and time consuming.

Our manufacturing, clinical laboratory, and research and development processes involve the storage, use and disposal of hazardous substances, including hazardous chemicals and biological hazardous materials. Because we handle biohazardous waste with respect to our contract production services, we are required to conform to our customers’ procedures and processes to the standards set by the EPA, as well as those of local environmental protection authorities. Accordingly, we are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although, we believe that our safety and environmental management practices and procedures for handling and disposing of these hazardous materials are in accordance with good industry practice and comply with applicable laws, permits, licenses and regulations, the risk of accidental environmental or human contamination or injury from the release or exposure of hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, including environmental clean-up or decontamination costs, and any such liability could exceed the limits of, or fall outside the coverage of, our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental and public and workplace safety and health laws and regulations.

The availability and amount of reimbursement for BiovaxID® and the manner in which government and private payers may reimburse for BiovaxID is uncertain.

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

We do not know the ultimate impact of the Patient Protection and Affordable Care Act (“PPACC”) which was enacted into law on March 23, 2010 on BiovaxID, if it is approved by the FDA. The enacting regulations under the PPACC may have material impact on us and our market opportunity for BiovaxID. Additionally, federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before BiovaxID is potentially approved for marketing. It is difficult to predict which, if any, of these proposals will be enacted, and, if so, when. Cost control initiatives by governments or third-party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes BiovaxID unaffordable.

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

In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other EU member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country. All of these factors could adversely impact our ability to successfully commercialize BiovaxID in these jurisdictions.

Even if approved, BiovaxID® may be subject to promotional limitations.

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

As opposed to a larger or better accepted market, our common stock is quoted on the OTCQB™, which is the middle tier of the Over-the-Counter Market (the “OTC Market”), reserved for companies that are registered and reporting with the SEC or a U.S. banking regulator. There are no financial or qualitative standards to be in this tier. The OTCQB was launched in April 2010, by Pink OTC Markets, Inc. to better distinguish OTC securities. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

We are also subject to a SEC rule that, if we fail to meet certain criteria set forth in such rule, imposes various sales practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell our securities and may affect the ability of our stockholders to buy and sell our securities in the secondary market. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of our common stock and have a material adverse effect on the trading market for our securities.

We believe we are eligible to upgrade our stock listing to the OTCQX™, which is the top tier of the OTC Market. The OTCQX is reserved exclusively for companies that meet the highest financial standards and undergo a qualitative review, as determined by the Pink OTC Markets, Inc. However, there can be no assurance that an OTCQX application, if submitted, will be approved.

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

As of September 30, 2011, Accentia Biopharmaceuticals, Inc. (“Accentia”) owned a majority of our outstanding shares of common stock. Accentia exerts significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

It is possible that we will need to issue additional shares of common stock or securities or warrants convertible into such shares in order to raise additional equity. In such event, our shareholders could suffer significant dilution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which we use for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. On December 2, 2010, we entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of our existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease has an initial term of ten years, with provisions for extensions thereof, and will allow us to continue and to expand our operations in the Minneapolis (Coon Rapids) facility which we have occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby the Landlord, with cooperation in the form of loans from the City of Coon Rapids and the State of Minnesota, agreed to construct certain improvements to the leased premises to allow us to perform GMP manufacturing of biologic products in the Minneapolis (Coon Rapids) facility. These improvements have been completed as of September 30, 2011, and have been financed by us through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota for the aggregate amount of $0.353 million, and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial 10-year term of the Lease.

We share office space with our parent company, Accentia, and utilize the space as our principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on September 30, 2014 and is cancelable by either party with 120 days prior notice.

We anticipate that our administrative offices will meet our needs during fiscal 2012. We anticipate that, as our development of the BiovaxID® vaccine advances and as we prepare for the future commercialization of our products, our facilities requirements will increase.

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

As of December 15, 2011, we had approximately 145 million shares of common stock outstanding which were held by approximately 400 stockholders of record.

Quarterly High/Low Bid Quotations – BVTI

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the Pink Sheets and OTCQB™. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2010:
First Quarter	$0.50	$0.32
Second Quarter	$2.11	$0.36
Third Quarter	$2.00	$0.92
Fourth Quarter	$1.70	$0.83

Year Ended September 30, 2011:
First Quarter	$2.05	$0.62
Second Quarter	$0.94	$0.51
Third Quarter	$0.63	$0.41
Fourth Quarter	$0.52	$0.37

As of December 15, 2011, the closing sale price for our common stock was $0.39.

Dividends

We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that all future earnings will be retained for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, and other factors.

Equity Compensation Plan Information

See Part III, Item 12 for information on our equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2011, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	We issued Incentive Stock Option Award Agreements (“Option Awards”) to certain of our employees under our 2010 Equity Incentive Plan. The Option Awards were granted between November 18, 2010 and September 12, 2011. The Option Awards granted options to purchase an aggregate of 1,230,000 shares of our common stock at exercise prices ranging from $0.45 to $0.92 per share.

2.	On January 10, 2011, we issued 56,000 shares of our common stock to Alan M. Pearce pursuant to the December 31, 2010 Resignation Settlement between us and Mr. Pearce. These shares were issued in consideration of the settlement of all claims by Mr. Pearce, including, but not limited to, claims under or arising out of Mr. Pearce’s Employment Agreement with us.

3.	On February 1, 2011, we issued an incentive stock option award agreement (“Reardan Option Award”) to Dayton Reardan pursuant to the February 1, 2011 Consultant Agreement between us and Mr. Reardan. In consideration for services to be rendered to us by Mr. Reardan, The Reardan Option Award granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.71 per share.

4.	Pursuant to our Plan (with an effective date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued an aggregate of 45,660,677 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.35 to $1.66 per share and issuance dates between the Effective Date and September 1, 2011.

5.	On December 2, 2010, we issued a warrant agreement to the Landlord of our Minneapolis, Minnesota manufacturing facility in conjunction with a new lease agreement executed for the premises. In consideration for the new lease and the Landlord’s construction of the initial manufacturing suite for our BiovaxID vaccine, the warrant granted the right to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.21 per share for a period of five years.

6.	On December 31, 2010, we issued 100,000 shares of our common stock to Alan M. Pearce at $0.06 per share upon the exercise of an Incentive Stock Option Award previously granted to Mr. Pearce under our Amended and Restated 2006 Equity Incentive Plan.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 1, 3 and 6 by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 2 and 5 above by virtue of Section 4(2) of the Securities Act in that, such sales and issuances did not involve a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued. The recipients had adequate access, through their relationships with us, to information about us.

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

When you read this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Overview

As a result of our collaboration with the National Cancer Institute (“NCI”), Biovest International, Inc. (OTCQB: “BVTI”) is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under our Investigational New Drug Application (“IND”) have studied BiovaxID in non-Hodgkin’s lymphoma (“NHL”). These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. We believe that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these life-threatening diseases.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID®. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID, and potentially for various vaccines, including vaccines for influenza and other contagious diseases. We are collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which we anticipate will minimize the need for Federal Food and Drug Administration (“FDA”) required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. AutovaxID has a small footprint and supports scalable production.

We also manufacture instruments and disposables used in the hollow-fiber production of cell culture products. Our hollow-fiber cell culture products and instruments are used by biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We also produce mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using our unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

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

In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (formerly, Accentia, Inc.) (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. Accentia currently holds approximately, 62% of our issued and outstanding capital stock. The aggregate investment commitment received from Accentia was $20 million. We continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934 following the investment of Accentia.

On November 10, 2008, we and our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Our reorganization case was jointly administered with the reorganization case of our parent company, Accentia, under Case No. 8:08-bk-17795-KRM. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed our First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Results of Operations

Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010

Revenue. Total revenues for the year ended September 30, 2011 were $3.9 million, compared to revenues of $5.4 million for the year ended September 30, 2010. Sales from our instrumentation segment experienced a decrease of $1.8 million year over year. In September 2009, we entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID® bioreactors and to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, we have recorded $1.2 million in instrumentation revenue for the previous fiscal year, with no comparable revenue in the current year. Service revenue has increased by $0.1 million or 6% compared to the previous fiscal year.

On October 31, 2010, we received notice from the U.S. Internal Revenue Service (“IRS”) that we were approved to receive a federal grant in the amount of approximately $0.24 million under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID®. There was no comparative revenue from this grant for fiscal 2010.

Gross Margin. The overall gross margin as a percentage of sales for the year ended September 30, 2011 decreased from 46% to 36% when compared to fiscal 2010. Revenues have decreased year over year, as discussed above, without a corresponding decrease in cost of sales due to the fact that a relatively high percentage of these costs are of a fixed nature.

Operating Costs and Expenses. Research and development expenses have increased by $1.0 million for the year ended September 30, 2011 compared to fiscal 2010. In 2011, we began to hire additional laboratory personnel and to acquire supplies as we continue to analyze the data from our Phase 2 and Phase 3 clinical trials and plan to seek accelerated and/or conditional approval with the FDA, European Medicines Agency (“EMA”) and other international regulatory agencies. We have also expanded our manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which will provide us increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID. As a result, our facility lease costs have increased from that of the prior year. General and administrative expenses have increased $7.8 million in the current fiscal year. Upon emerging from reorganization, a number of incentive stock options previously issued to our employees and directors became vested, resulting in non-cash charges of approximately $7.5 million to general and administrative expense for the year ending September 30, 2011, with no comparable charge in the prior fiscal year.

Other Income and Expense. Other expense for the years ended September 30, 2011 and 2010 includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Convertible Note, the Exit Financing (each as defined below), and other long term notes issued to our unsecured creditors as a result of our Plan. As a result of restructuring our debt to a combination of long term notes and equity, interest expense decreased by $2.5 million or 35% over the prior year. The structure of our new debt arrangements resulting from our Plan is discussed in further detail under “Liquidity and Capital Resources” below.

Other expense also includes a loss of $0.3 million and $2.5 million, respectively on derivative liabilities. The previous year’s loss results from conversion features associated with our then outstanding debt, as well as outstanding warrants which contained contingent exercise provisions. The value of these liabilities varied directly with the trading price of our outstanding common stock. As a result of our Plan, these conversion features no longer exist, and the contingent exercise provisions associated with the warrants have been eliminated.

In connection with our emergence from bankruptcy, we entered into a $7.0 million exit financing with an accredited investor group using Roth Capital Partners, LLC as placement agent. This exit financing consists of a two year secured note which is convertible into shares of our common stock, as well as warrants which have contingent exercise provisions. The conversion features associated with the exit financing have been recorded as a derivative liability which we are required to record at fair value, resulting in the current year loss on derivative liabilities.

Reorganization Items

Gain on Reorganization: We have recognized gains of $0.5 million and $0.1 million for the years ended September 30, 2011 and 2010, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to the Plan, holders of existing voting shares immediately before confirmation received more than fifty percent (50%) of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by our Plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization. See “Liquidity and Capital Resource” for details of our Plan.

Professional Fees: $262,000 and $535,000 were incurred for the years ending September 30, 2011 and 2010, respectively, for legal and other professional fees as a result of our Chapter 11 proceedings. Our Plan was confirmed on November 17, 2010, and our professional fees have declined as a result. As of September 30, 2011, some of our Class 8 unsecured claims remain in dispute. A reserve in the amount of $444,000 has been established representing our estimate as to the eventual allowed amount of the aggregate claims and has been recorded as ‘Liabilities subject to compromise’ on our consolidated balance sheet. It is anticipated that these claims will be resolved through a combination of issuance of our common stock and long term debt through either a negotiated compromise or an adjudicated order entered in the Bankruptcy Court. We will continue to incur legal and other professional fees for our reorganization proceedings until these remaining claims have been resolved.

Provision for indemnity agreements: Certain of our debts were guaranteed by individuals affiliated with us or our majority shareholder, Accentia. We agreed to indemnify these guarantors should their guarantees be called by the lenders. In December 2008, the lenders called in the guarantees resulting in an unsecured claim against us for approximately 7.6 million shares of our common stock. We initially recorded a provision for this claim based upon the fair value of the 7.6 million shares asserted by the guarantors. In February 2010, we reached an agreement with the guarantors whereby their indemnities would be valued using a price of $0.24 per share, which represents the closing price of our common stock on November 9, 2008, the day prior to filing our petition for reorganization, and represented the amount that would be allowed as an unsecured claim of the guarantors in our Chapter 11 proceedings (approximately $1.8 million). On the Effective Date, the guarantors were issued an aggregate of 1.04 million shares of our common stock in full satisfaction of the aggregate $1.8 million unsecured claim.

Non-controlling interest in earnings from variable interest entities: Our statement of operations for the fiscal year ending September 30, 2010 includes a net loss of $412,000 attributable to non-controlling interests in the variable interest entities resulting from the New Market Tax Credit transactions further discussed below. As a result of an order approved by the Bankruptcy Court on December 1, 2010, all obligations to all parties to the New Market Tax Credit transactions were terminated. As a result, the variable interest ceased to be included in our consolidated financial statements as of the Effective Date of our Plan.

Liquidity and Capital Resources

We have historically had significant losses from operations, and these losses continued during the year ended September 30, 2011, resulting in a net operating cash flow deficit of $3.8 million. At September 30, 2011, we had an accumulated deficit of approximately $161.1 million and working capital deficit of approximately $2.2 million. Our goal is to meet our cash requirements through proceeds from the Corp Real Convertible Note (as defined below), cell culture and instrument manufacturing activities, and short-term borrowings. We intend to seek additional public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our detailed analysis of our clinical trial results is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID®. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including through the sale of equity or debt securities, strategic collaborations, recognized research funding programs, and domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Chapter 11 Plan of Reorganization

On November 17, 2010 (the “Effective Date”), we successfully completed our reorganization and formally exited Chapter 11 as a fully restructured organization. Through the provisions of the Plan, we were able to restructure the majority of our debt into a combination of long-term notes and equity, while preserving common stock shares held by existing stockholders. As further described below in connection with the Plan, we entered into an exit financing to provide us with working capital for general corporate and research and development activities which includes the payment of our near-term obligations under the Plan.

Exit Financing

On October 19, 2010, we completed a financing as part of our Plan (the “Exit Financing”). Pursuant to the Exit Financing, we issued secured convertible notes in the aggregate original principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of our common stock (the “Initial Warrants”) to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, we issued two separate types of Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured convertible notes (the “Exchange Notes”) in the aggregate original principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants with the right to purchase an aggregate of 8,733,096 shares of our common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of our common stock (the “Series B Exchange Warrants”). On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of our common stock were issued to the Buyers.

As of September 30, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted into shares of our common stock, resulting in the issuance to the Buyers of 6.9 million shares of our common stock. As of September 30, 2011, the remaining principal balance outstanding on the Exchange Notes is $1.3 million.

Corps Real, LLC

On the Effective Date, we executed and delivered in favor of Corps Real, LLC (“Corps Real”), a secured convertible promissory note (the “Corps Real Note”) in an original principal amount of $2,291,560, which allows us to draw up to an additional $0.9 million on the Corps Real Note. The Corps Real Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Corps Real Note is secured by a first priority lien on all of our assets. As of September 30, 2011, the outstanding principal amount of the Corps Real Note, as issued on the Effective Date, has remained unchanged.

Laurus/Valens (Class 2)

On the Effective Date, Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens Offshore I”), Valens Offshore SPV II, Corp. (“Valens Offshore II”), Valens U.S. SPV I, LLC (“Valens U.S.) (collectively, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) in compromise and satisfaction of secured claims prior to the Effective Date, we issued to Laurus/Valens two new term notes. One term note in the original aggregate principal amount of $24.9 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. A second term note, in the original aggregate principal amount of $4.16 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of our assets and our subsidiaries, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, we prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above).

As of September 30, 2011, our indebtedness under the Laurus/Valens Term A Notes was $23.5 million. As of September 30, 2011, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Effective Date, have remained unchanged.

Unsecured Option A Obligations (Class 8)

On the Effective Date, we became obligated to our unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured creditors’ claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. As of September 30, 2011, the outstanding principal amounts of the Option A Obligations, as issued on the Effective Date, have increased by $0.06 million due to an amendment made to our listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to our clinical trial for BiovaxID®.

Unsecured Option C Notes (Class 8)

On the Effective Date, we became obligated to certain of our unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as 0.2 million shares of our common stock, at a conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into our common stock in seven (7) quarterly installments beginning on February 17, 2011.

On February 17, 2011, May 17, 2011, and August 17, 2011 with the 10 day volume weighted average price of our common stock at less than $1.00 per share, the holders of the Option C Notes elected to convert one-eighth of their Option C Notes plus accrued interest into shares of our common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of an aggregate of 901,645 shares of our common stock. As of September 30, 2011, approximately $1.0 million in principal remains outstanding on the Option C Notes.

Accentia (Class 3)

On the Effective Date, the entire pre-petition claim including accrued interest (approximately $13.5 million), due from us to Accentia, our majority shareholder, was converted into shares of our common stock at a conversion rate equal to $0.75 per share, resulting in the issuance to Accentia of 17,925,720 shares of our common stock.

2008 Secured Debenture Holders (Class 4)

On the Effective Date, two holders of our 2008 secured debentures, including one of our directors and an entity affiliated with our CEO/Chairman, elected to convert their entire outstanding principal balance ($0.5 million) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares of our common stock. Another holder of the 2008 secured debentures elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of our common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the 2008 secured debentures, Valens U.S., received consideration for its claim in accordance with the Laurus/Valens Term A and Term B Notes (Class 2), as previously discussed.

Ronald E. Osman (Class 7)

On the Effective Date, the holder of the May 9, 2008 promissory note, Ronald E. Osman, who is one of our directors, elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of our common stock.

Equity Interests (Class 12)

On the Effective Date, each of our common stockholders was deemed to receive one (1) share of reorganized Biovest common stock (the “Class 12 Plan Shares”) for each share of previously outstanding Biovest common stock held by such stockholder as of the Effective Date.

April 2006 NMTC Transaction

In July 2010, we entered into an agreement along with certain of its affiliates (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the “April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in our Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against us and our affiliates was approved by the Bankruptcy Court in an order entered on December 1, 2010. As a result, our guaranty, Accentia’s guaranty, all of our subsidiary guaranties, and all other obligations to all parties to the April 2006 NMTC Transaction were terminated. We have ceased all activities under the April 2006 NMTC Transaction and we have liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

December 2006 NMTC Transaction

In July 2010, we entered into an agreement along with certain of its affiliates (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in our Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against us was approved by the Bankruptcy Court in an order entered on December 1, 2010. As a result, our guaranty, Accentia’s guaranty, all of our subsidiary guaranties, and all other obligations to all parties to the December 2006 NMTC Transaction were terminated. We have ceased all activities under the December 2006 NMTC Transaction and we have liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

Termination of Warrants and Issuance of Shares

On the Effective Date, all of the following warrants held by Laurus/Valens (the “Laurus/Valens Warrants”) were terminated and cancelled: (a) the common stock purchase warrant dated March 31, 2006, issued by us to Laurus, for the purchase of up to 18,087,889 shares of our common stock at an exercise price of $0.01 per share. As of November 17, 2010, warrants to purchase 13,371,358 shares of our common stock remained outstanding and were thus terminated pursuant to the Plan and (b) the common stock purchase warrant dated September 22, 2008, issued by us to Valens U.S., for the purchase of up to 1,015,625 shares of our common stock at an exercise price of $0.40 per share. In consideration for the cancellation of the Laurus/Valens Warrants, on the Effective Date, Laurus/Valens received 14,834,782 shares of our common stock (the “Laurus/Valens Plan Shares”). The Laurus/Valens Plan Shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Plan.

Cancellation and Reduction of Royalty Interests

On the Effective Date and pursuant to the Plan, we entered into several agreements with Accentia and Laurus/Valens, whereby Accentia terminated and cancelled all of its royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID® and our other biologic products. The aggregate royalty obligation on BiovaxID and our other biologic products was therefore reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’ royalty obligation on the AutovaxID® instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

Amendments to Articles of Incorporation or Bylaws

On the Effective Date, we amended and restated our articles of incorporation and our bylaws to incorporate provisions required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code. Pursuant to the Plan we granted our senior, secured creditor, Laurus/Valens, the right, upon an event of default under Section 20(a) of that the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes and Security Agreement, executed on the Effective Date and after giving effect to any applicable grace period provided therein, to appoint and maintain one-third (1/3) of the total number of our Board of Directors (thereafter, such right to appoint directors will continue notwithstanding our cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full).

Loan to Accentia

As of September 30, 2011, we have advanced approximately $0.24 million to Accentia, to cover Accentia’s near-term operating expenses. The loan which bears interest at the prime rate, has been classified under other current assets on our consolidated balance sheet as of September 30, 2011.

Minneapolis, Minnesota Facility Lease

On December 2, 2010, we entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of our existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease contains provisions regarding a strategic collaboration whereby the Landlord agreed to construct certain improvements to the leased premises to allow us to perform GMP manufacturing of biologic products in the Minneapolis facility, including the manufacture of BiovaxID® . Over $1.5 million in improvements have been made to the Minneapolis facility. These improvements have been financed by us through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (as described below), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease.

Minnesota Promissory Notes

On May 6, 2011, we closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota), which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. We issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021 (“Minnesota Promissory Notes”). Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to our existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Net Cash Flows from Operating Activities.

During the year ended September 30, 2011, we incurred a net loss $15.3 million. Included in this loss are several non-cash transactions, described as follows:

•	Interest charges resulting from amortization of discounts on outstanding debt in the amount of $0.6 million.

•	Amortization of deferred loan costs paid in connection with our Exit Financing in the amount of $1.1 million.

•

An increase of $2.6 million in the balance of accrued interest on outstanding debt. Pursuant to our Plan, the majority of the interest due on our debt is to be paid upon maturity (on or after November 17, 2012).

•

A charge in the amount of $7.6 million for employee share-based compensation. Upon confirmation of our Plan, a number of incentive stock options previously issued to our employees and directors became vested, resulting in this non-cash charge for the grant-date fair value of the options that became vested.

Adjusting our net loss for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $3.8 million for the year ended September 30, 2011.

During the year ended September 30, 2010, we incurred a net loss $8.6 million. Included in this loss are several non-cash transactions, described as follows:

•	Interest charges resulting from amortization of discounts on outstanding debt in the amount of $1.2 million.

•	Income of $2.1 million was recorded relating to indemnity agreements outstanding with guarantors of our debt with Pulaski Bank and Southwest Bank further discussed under ‘reorganization items’ above.

•

An increase of $5.8 million in the balance of accounts payable and accrued liabilities, predominantly due to an increase in accrued interest on outstanding debt. Although all interest payments on our prepetition debt had been stayed through our Chapter 11 proceedings, we had continued to accrue interest at the contractual rate on our obligations.

•

A charge in the amount of $2.5 million was recorded relating to the change in fair value on certain of our outstanding debt and warrant agreements further discussed under ‘other income and expense’ above.

Adjusting our net loss for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $0.8 million for the year ended September 30, 2010.

Net Cash Flows from Investing Activities. For the year ended September 30, 2011, we made significant improvements to our leased facility in Minneapolis (Coon Rapids), Minnesota. While the majority of these improvements (approximately $1.0 million) were financed by the Landlord of the premises, we did reimburse the Landlord for certain leasehold improvements. Additionally, we purchased equipment to assist in our analysis of the data obtained from our clinical trials as we plan to seek accelerated and/or conditional approval from the FDA and other international regulatory agencies.

Net Cash Flows from Financing Activities. Financing activities for the year ended September 30, 2011, include the following:

•

Issuance of long term debt resulting in proceeds of $7.353 million. The Exit Financing discussed above resulted in $7.0 million in proceeds, while the Minnesota Promissory Notes also discussed above resulted in $0.353 million in proceeds.

•

The prepayment of $1.43 million pursuant to the terms of the Laurus Term A Notes issued as part of our Plan. We also repaid approximately $0.6 million to our parent company, Accentia. Accentia had advanced us these funds over the fiscal year ended September 30, 2010, to cover our operating costs.

•	The payment of approximately $0.755 million in legal and placement fees associated with the Exit Financing.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance GAAP. The preparation of these financial statements require us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting Standards Codification (“ASC”) Topic 852- Reorganizations generally does not change the manner in which financial statements are prepared while a company is in Chapter 11. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business have been reported separately as reorganization items in the statement of operations beginning in the quarter ended December 31, 2008. The consolidated balance sheet distinguishes prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and post-petition liabilities. Liabilities that may be affected by a plan of reorganization have been reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items have been disclosed separately in the statement of cash flows. We became subject to ASC Topic 852 effective on November 10, 2008, emerged from Chapter 11 protection on November 17, 2010 and have segregated those items as outlined above for all reporting periods between such dates.

Pursuant to our Plan, holders of existing voting shares of our common stock immediately before Plan confirmation received more than fifty percent (50%) of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in ASC Topic 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

While our significant accounting policies are more fully described in our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting policies, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results:

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

•

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

•

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

•

We account for stock-based compensation based on ASC Topic 718 – Stock Compensation, which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

•

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where we have had a controlling financial interest or have been determined to be the primary beneficiary under ASC Topic 810 – Consolidation. All significant inter-company balances and transactions have been eliminated.

•

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

•

In selecting the appropriate technique(s) to measure the fair values of our derivative financial instruments, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to calculate the fair value of these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future expected cash flows to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments classified as liabilities are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, the timing of increased research and development of BiovaxID®, and will be impacted by our planned marketing launch of the AutovaxID® instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

Impact of Foreign Sales

A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 28%, and 29% of total revenue for fiscal years ended September 30, 2011 and 2010, respectively. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

Tax Loss Carryforwards

ASC Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than fifty percent (50%)) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all our deferred tax assets.

We have a federal net operating loss (“NOL”) of approximately $93.7 million as of September 30, 2011 (expiring beginning in 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the NOL and other deductions which are available to us. The portion of the NOLs incurred prior to June 17, 2003 ($3.4 million), are subject to these limitations. As such, these NOLs are limited to approximately $0.2 million per year. NOLs incurred after June 17, 2003 may also be subject to restriction.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 15 of this filing.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission (“SEC”) that permit non-accelerated filers like us to provide only management’s report.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees and directors and all of the employees and directors of our subsidiaries. The text of the Code of Business Conduct and Ethics is posted on our website at www.biovest.com in the “Investor Relations”.

The information required by this Item regarding executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information about security ownership is incorporated herein by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of September 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	27,081,886	$0.56	9,918,114

Total	27,081,886		9,918,114

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

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

(3) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Biovest International, Inc. (“Biovest”) effective November 17, 2010 (filed as Exhibit 3.1 to Biovest’s Form 8-K filed November 23, 2010 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Biovest effective November 17, 2010 (filed as Exhibit 3.2 to Biovest’s Form 8-K filed November 23, 2010 and incorporated herein by reference)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	First Amended Joint Plan of Reorganization of Biovest, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.1 to Biovest’s Form 8-K filed November 2, 2010 and incorporated herein by reference)

4.3	First Modification to First Amended Joint Plan of Reorganization of Biovest, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.2 to Biovest’s Form 8-K filed November 2, 2010 and incorporated herein by reference)

10.1(a)	Cellex Biosciences, Inc. 2000 Stock Option Plan (filed as Exhibit 10.5 to Biovest’s Form 10-QSB for the period ended March 31, 2001, filed on May 21, 2001 and incorporated herein by reference)

10.2	Investment Agreement between Biovest and Accentia, Inc. dated April 10, 2003 (filed as Exhibit 1 to Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.3	Amendment to Investment Agreement between Biovest and Accentia, Inc. dated June 16, 2003 (filed as Exhibit 2 to Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.4	Second Amendment to Investment Agreement between Biovest and Accentia, Inc. (filed as Exhibit 10.1 to Biovest’s Form 10-QSB for the period ended June 30, 2004, filed on August 23, 2004 and incorporated herein by reference)

10.5	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE Two, LLC (filed as Exhibit 10.13 to Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.6	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia Biopharmaceuticals, Inc. to Telesis CDE Two, LLC (filed as Exhibit 10.14 to Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.7	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Ronald Osman (filed as Exhibit 10.32 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

Exhibit Number	Description

10.8	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Dennis Ryll (filed as Exhibit 10.33 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.9	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Steven Stogel (filed as Exhibit 10.34 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.10	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Donald Ferguson (filed as Exhibit 10.35 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.11	Common Stock Purchase Warrant, dated September 5, 2006, issued by Biovest to Pulaski Bank and Trust Company (“Pulaski”) (filed as Exhibit 10.2 to Biovest’s Form 8-K filed September 11, 2006 and incorporated herein by reference)

10.12	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Dennis Ryll (filed as Exhibit 10.28 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.13	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Steven Stogel (filed as Exhibit 10.29 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.14	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Donald Ferguson (filed as Exhibit 10.30 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.15	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Ronald Osman (filed as Exhibit 10.31 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.16	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Hopkins Capital Group II, LLC (filed as Exhibit 10.32 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.17	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Alan Pearce (filed as Exhibit 10.33 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.18	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Steven Arikian (filed as Exhibit 10.34 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.19	Common Stock Purchase Warrant, dated January 16, 2007, issued by Biovest to Donald L. Ferguson (filed as Exhibit 10.2 to Biovest’s Form 8-K filed on January 19, 2007 and incorporated herein by reference )

10.20	Common Stock Purchase Warrant, dated January 16, 2007, issued by Biovest to Hopkins Capital Group II, LLC (filed as Exhibit 10.3 to Biovest’s Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.21	Common Stock Purchase Warrant, dated January 16, 2007, issued by Biovest to Ronald E. Osman (filed as Exhibit 10.4 to Biovest’s Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.22	Common Stock Purchase Warrant, dated January 16, 2007, issued by Biovest to Alan M. Pearce (filed as Exhibit 10.5 to Biovest’s Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.23	Common Stock Purchase Warrant, dated January 16, 2007, issued by Biovest to Dennis L. Ryll (filed as Exhibit 10.6 to Biovest’s Form 8-K filed on January 19, 2007 and incorporated herein by reference)

10.24	Common Stock Purchase Warrant, dated March 22, 2007, issued by Biovest to Pulaski Bank (filed as Exhibit 10.2 to Biovest’s Form 8-K filed March 28, 2007 and incorporated herein by reference)

10.25	Common Stock Purchase Warrant, dated March 22, 2007, issued by Biovest to Peter Pappas and Catherine Pappas (filed as Exhibit 10.3 to Biovest’s Form 8-K filed March 28, 2007 and incorporated herein by reference)

10.26	Common Stock Purchase Warrant, dated June 26, 2007, issued by Biovest to Alan M. Pearce (filed as Exhibit 10.2 to Biovest’s Form 8-K filed June 29, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.27	Common Stock Purchase Warrant, dated September 11, 2007, issued by Biovest to Ronald E. Osman (filed as Exhibit 10.200 to Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.28	Common Stock Purchase Warrant, dated October 1, 2007 issued by Biovest to Dennis L. Ryll (filed as Exhibit 10.202 to Biovest’s Form 10-K for period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.29	Common Stock Purchase Warrant, dated October 12, 2007, issued by Biovest to Ronald E. Osman (filed as Exhibit 10.2 to Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.30	Common Stock Warrant from Biovest to Ronald E. Osman dated September 26, 2008 (filed as Exhibit 10.10 to Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.31	Common Stock Warrant from Biovest to Ronald E. Osman dated September 26, 2008 (filed as Exhibit 10.11 to Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.32	Common Stock Warrant from Biovest to Francis E. O’Donnell, Jr. dated September 26, 2008 (filed as Exhibit 10.12 to Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.33	Order Confirming First Amended Joint Plan of Reorganization of Biovest, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, United States Code dated as of August 16, 2010, as Modified, Pursuant to 11 U.S.C. §1129 (filed as Exhibit 10.3 to Biovest’s Form 8-K filed November 2, 2010 and incorporated herein by reference)

10.34	Notice of Effectiveness Dated November 17, 2010 (filed as Exhibit 10.1 to Biovest’s Form 8-K filed November 23, 2010 and incorporated herein by reference)

10.35	Lease Between Biovest and JMS Holdings, LLC, dated December 2, 2010 (filed as Exhibit 10.1 to Biovest’s Form 8-K filed December 8, 2010 and incorporated herein by reference)

10.36	Common Stock Purchase Warrant dated December 2, 2010, issued by Biovest to James Stanton (filed as Exhibit 10.2 to Biovest’s Form 8-K filed December 8, 2010 and incorporated herein by reference)

10.37(a)	Biovest’s 2010 Equity Incentive Plan (filed as Exhibit 10.187 to the Biovest’s Annual Report on Form 10-K for the year ended September 30, 2010, filed December 14, 2010 and incorporated herein by reference)

10.38	Term Loan and Security Agreement, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Biovest (filed as Exhibit 10.1 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.39	Secured Term A Note, dated November 17, 2010, between Biovest and Erato Corp. (filed as Exhibit 10.2 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.40	Secured Term A Note, dated November 17, 2010, between Biovest and PSource Structured Debt Limited (filed as Exhibit 10.3 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.41	Secured Term A Note, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp. (filed as Exhibit 10.4 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.42	Secured Term A Note, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.5 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.43	Secured Term A Note, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.6 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.44	Secured Term B Note, dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (In liquidation) (filed as Exhibit 10.7 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.45	Secured Term B Note, dated November 17, 2010, between Biovest and PSource Structured Debt Limited (filed as Exhibit 10.8 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

Exhibit Number	Description

10.46	Secured Term B Note, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp. (filed as Exhibit 10.9 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.47	Secured Term B Note, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.10 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.48	Secured Term B Note, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.11 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.49	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Erato, Corp. (filed as Exhibit 10.12 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.50	Contingent Payment Agreement, dated November 17, 2010, between Biovest and PSource Structured Debt Limited (filed as Exhibit 10.13 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.51	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp. (filed as Exhibit 10.14 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.52	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.15 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.53	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.16 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.54	Warrant Termination Agreement (1,000,000 Warrant Shares), dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (in liquidation) (filed as Exhibit 10.17 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.55	Warrant Termination Agreement (18,087,889 Warrant Shares), dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (in liquidation) (filed as Exhibit 10.18 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.56	Warrant Termination Agreement, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.19 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.57	Royalty Termination Agreement (BiovaxID® and other biologics), dated November 17, 2010, among Biovest, LV Administrative Services, Inc., and Valens U.S. SPV I, LLC (filed as Exhibit 10.20 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.58	Royalty Termination Agreement (AutovaxID), dated November 17, 2010, among Biovest, LV Administrative Services, Inc. and the Lenders (filed as Exhibit 10.21 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.59	Royalty Termination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc. and the Lenders (filed as Exhibit 10.22 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.60	Royalty Termination Agreement, dated November 17, 2010, between Biovest and Accentia Biopharmaceuticals, Inc. (filed as Exhibit 10.23 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.61	Royalty Assignment Termination Agreement, dated November 17, 2010, among Biovest, Accentia Biopharmaceuticals, Inc., Erato Corp., Valens U.S. SPV, I, LLC, Valens Offshore SPV I, Ltd., and PSource Structured Debt Limited (filed as Exhibit 10.24 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.62	Subordination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc., the Lenders and Corps Real, LLC (filed as Exhibit 10.25 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

Exhibit Number	Description

10.63	Subordination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc., the Lenders and Accentia Biopharmaceuticals, Inc. (filed as Exhibit 10.26 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.64	Closing Shares Lock-Up Agreement, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Accentia Biopharmaceuticals, Inc. (filed as Exhibit 10.27 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.65	Limited Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Corps Real, LLC (filed as Exhibit 10.28 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.66	Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Analytica International, Inc. (filed as Exhibit 10.29 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.67	Stock Pledge Agreement (Accentia Common Stock), dated November 17, 2010, between Accentia Biopharmaceuticals, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.30 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.68	Security Agreement, dated November 17, 2010, between Analtyica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.31 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.69	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Biovest and LV Administrative Services, Inc. (filed as Exhibit 10.32 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.70	Grant of Security Interest in Intellectual Property, dated November 17, 2010, between Analytica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.33 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.71	Plan Secured Promissory Note, dated November 17, 2010, between Biovest and Corps Real, LLC (filed as Exhibit 10.34 i to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.72	Security Agreement dated November 17, 2010, between Biovest and Corps Real, LLC (filed as Exhibit 10.35 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.73	Resignation Settlement, dated November 17, 2010, between Biovest and Alan M. Pearce (filed as Exhibit 10.36 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.74

License Agreement effective September 17, 2004 between Biovest International, Inc. and the Board of Trustees of

the Leland Stanford Junior University (filed as Exhibit 99.1 to Biovest’s Form 8-K filed February 15, 2011 and incorporated herein by reference)

10.75(a)	Amended and Restated Biovest International, Inc. 2006 Equity Incentive Plan (filed as Exhibit 4.2 to Biovest’s Form S-8 filed March 25, 2011 and incorporated herein by reference)

10.76	Promissory Note, dated November 16, 2010, between City of Coon Rapids, JMS Holdings and Biovest (filed as Exhibit 10.1 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference).

10.77	Mortgage, dated November 16, 2010, between City of Coon Rapids and JMS Holdings (filed as Exhibit 10.2 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.78	Agreement for Loan of Minnesota Investment Fund, dated November 16, 2010, between City of Coon Rapids and Biovest (filed as Exhibit 10.3 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.79	Security Agreement, dated November 16, 2010, between City of Coon Rapids and Biovest (filed as Exhibit 10.4 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.80	Promissory Note, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids, JMS Holdings and Biovest (filed as Exhibit 10.5 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.81	Mortgage, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and JMS Holdings (filed as Exhibit 10.6 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.82	Loan Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.7 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.83	Security Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.8 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.84	Business Subsidy Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.9 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.85	Loan Security Termination Agreement, dated December 15, 2011, between LV Administrative Services, Inc., as administrative and collateral agent for Laurus Master Fund Ltd. (In Liquidation), Calliope Capital Corp., assignee to Erato Corp., PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. and Biovest

31.1	Certifications of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**+	The following financial information from Biovest International, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(a)	Indicates management contract or compensatory plan

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+	Submitted electronically with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.

By:	/s/ Francis E. O’Donnell, Jr., M.D.

Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Bottjer, CPA

Acting Chief Financial Officer and Controller
(Principal Financial Officer and
Principal Accounting Officer)

Date: December 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date

By:	/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr., M.D.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	December 19, 2011

By:	/s/ Brian D. Bottjer Brian D. Bottjer, CPA	Acting Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	December 19, 2011

By:	/s/ Christopher C. Chapman Christopher C. Chapman, M.D.	Director	December 19, 2011

By:	/s/ Raphael J. Mannino Raphael J. Mannino, Ph.D.	Director	December 19, 2011

By:	/s/ Peter J. Pappas, Sr. Peter J. Pappas, Sr.	Director	December 19, 2011

By:	/s/ Jeffrey A. Scott Jeffrey A. Scott, M.D.	Director	December 19, 2011

By:	/s/ John Sitilides John Sitilides	Director	December 19, 2011

By:	/s/ Ronald E. Osman Ronald E. Osman, Esquire	Director	December 19, 2011

By:	/s/ Edmund C. King Edmund C. King	Director	December 19, 2011

BIOVEST INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biovest International, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Biovest International, Inc. and Subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2011 and 2010 and their consolidated results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $161 million and cash used in operating activities of approximately $4.6 million during the two years ended September 30, 2011, and had a working capital deficiency of approximately $2.2 million at September 30, 2011. These factors, among others as discussed in Note 4 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT, & HOLLAND L.L.P.

Tampa, Florida

December 19, 2011

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
Current assets:
Cash	$201,000	$206,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at September 30, 2011 and 2010	395,000	398,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	106,000
Inventories	532,000	417,000
Prepaid expenses and other current assets	476,000	140,000

Total current assets	1,604,000	1,267,000
Property and equipment, net	771,000	77,000
Patents and trademarks, net	231,000	261,000
Goodwill	2,131,000	2,131,000
Other assets	681,000	153,000

Total assets	$5,418,000	$3,889,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	371,000	556,000
Customer deposits	116,000	85,000
Accrued liabilities	178,000	689,000
Notes payable, related party	—	2,597,000
Derivative liabilities	2,117,000	—
Current maturities of long term debt	1,063,000	—

Total current liabilities	3,845,000	3,927,000
Long term debt, less current maturities	30,849,000	—
Long term debt, related party	496,000	—
Interest payable	2,330,000	—

Total liabilities not subject to compromise	37,520,000	3,927,000
Liabilities subject to compromise	444,000	76,898,000

Total liabilities	37,964,000	80,825,000
Commitments and contingencies (Notes 3, 12, and 19)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par, 300,000,000 shares authorized; 143,966,460 and 98,149,783 issued and outstanding at September 30, 2011 and 2010, respectively	1,440,000	981,000
Additional paid-in capital	127,149,000	67,934,000
Accumulated deficit	(161,135,000)	(149,416,000)

Total stockholders’ deficit attributable to Biovest International, Inc.	(32,546,000)	(80,501,000)
Non-controlling interests	—	3,565,000

Total stockholders’ deficit	(32,546,000)	(76,936,000)

Total liabilities and stockholders’ deficit	$5,418,000	$3,889,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2011	2010
Revenue:
Products	$2,365,000	$4,156,000
Services	1,272,000	1,196,000
Qualified Therapeutic Discovery Project Grant	244,000	—

Total revenue	3,881,000	5,352,000

Operating costs and expenses:
Cost of revenue:
Products	1,529,000	1,960,000
Services	964,000	941,000
Research and development expense	1,799,000	815,000
General and administrative expense	10,172,000	2,379,000

Total operating costs and expenses	14,464,000	6,095,000

Loss from operations	(10,583,000)	(743,000)

Other income (expense):
Interest expense, net	(4,681,000)	(7,166,000)
Loss on derivative liabilities	(320,000)	(2,516,000)
Other income, net	18,000	254,000

Total other expenses	(4,983,000)	(9,428,000)

Loss before reorganization items, non-controlling interest in losses from variable interest entities and income taxes	(15,566,000)	(10,171,000)

Reorganization items:
Gain on reorganization	544,000	59,000
Professional Fees	(262,000)	(535,000)
Provision for indemnity agreements	—	2,062,000

Total reorganization items	282,000	1,586,000

Net Loss	(15,284,000)	(8,585,000)
Less: Net loss attributable to non-controlling interests	—	412,000

Net loss attributable to Biovest International, Inc	$(15,284,000)	$(8,173,000)

Loss per common share:
Basic and diluted	$(0.11)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	136,116,416	97,574,441

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED SEPTEMBER 30, 2011, AND 2010

	Common Stock				Non-
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Controlling Interests	Total
Balances at October 1, 2009	97,549,783	$975,000	$74,483,000	$(131,922,000)	$3,977,000	$(52,487,000)
Cumulative effect of change in accounting principle	—	—	(7,008,000)	(9,321,000)	—	(16,329,000)
Employee share-based compensation	—	—	65,000	—	—	65,000
Shares issued per settlement of pre-petition claim	600,000	6,000	394,000	—	—	400,000
Net Loss	—	—	—	(8,173,000)	(412,000)	(8,585,000)

Balances at September 30, 2010	98,149,783	$981,000	$67,934,000	$(149,416,000)	$3,565,000	$(76,936,000)

Dissolution of non-controlling interests pursuant to plan of reorganization	—	—	—	3,565,000	(3,565,000)	—
Beneficial conversion feature on Corps Real Note	—	—	2,139,000	—	—	2,139,000
Conversion of Empery Notes	6,883,282	68,000	3,489,000	—	—	3,557,000
Issuance of common shares for interest on outstanding debt	193,481	3,000	115,000	—	—	118,000
Shares issued pursuant to plan of reorganization	37,508,292	375,000	34,343,000	—	—	34,718,000
Adjustment to provisions of outstanding warrants pursuant to plan of reorganization	—	—	9,349,000	—	—	9,349,000
Employee share-based compensation	56,000	1,000	7,549,000	—	—	7,550,000
Issuance of warrants upon execution of new facility lease	—	—	825,000	—	—	825,000
Issuance of warrants for placement fee on Empery Notes	—	—	422,000	—	—	422,000
Shares issued upon exercise of warrants	1,075,622	11,000	979,000	—	—	990,000
Shares issued upon exercise of options	100,000	1,000	5,000	—	—	6,000
Net Loss	—	—	—	(15,284,000)	—	(15,284,000)

Balances at September 30, 2011	143,966,460	$1,440,000	$127,149,000	$(161,135,000)	$—	$(32,546,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,284,000)	$(8,585,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	71,000	53,000
Amortization of patents	30,000	29,000
Employee share-based compensation	7,550,000	65,000
Amortization of discounts on notes payable	570,000	1,220,000
Amortization of deferred loan costs	1,085,000	64,000
Common shares issued for interest on outstanding debt	431,000	—
Gain on sale of equipment	(7,000)	—
Loss on derivative liabilities	320,000	2,516,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	5,000	(71,000)
Costs and estimated earnings in excess of billing on uncompleted contracts	106,000	145,000
Inventories	(115,000)	92,000
Prepaid expenses and other current assets	83,000	(11,000)
Accrued interest	2,642,000	5,710,000
Accounts payable and accrued liabilities	(813,000)	(3,000)
Customer deposits	31,000	(74,000)

Net cash flows from operating activities before reorganization items	(3,295,000)	1,150,000

Reorganization items:
Gain on reorganization plan	(544,000)	(59,000)
Change in provision for indemnity agreements	—	(2,062,000)
Increase in accrued professional fees	—	176,000

Net change in cash flows from reorganization items	(544,000)	(1,945,000)

Net cash flows from operating activities	(3,839,000)	(795,000)

Cash flows from investing activities:
Proceeds from sale of equipment	7,000	—
Purchase of equipment	(749,000)	(49,000)

Net cash flows from investing activities	(742,000)	(49,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(2,031,000)	(39,000)
Advances (to) from related party	3,000	903,000
Issuance of long-term debt	7,353,000	—
Proceeds from exercise of stock options	6,000	—
Payment of deferred financing costs	(755,000)	(40,000)

Net cash flows from financing activities	4,576,000	824,000

Net change in cash	(5,000)	(20,000)
Cash at beginning of period	206,000	226,000
Cash at end of period	$201,000	$206,000

Supplemental cash flow information
Non-cash financing and investing transactions:
Issuance of warrants	$7,376,000	$—
Issuance of shares for payment of principal and interest on outstanding debt	6,242,000	—
Issuance of shares to settle pre-petition claims	53,769,000	504,000
Cash paid for interest during the year	$229,000	$203,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Description of the company

As a result of Biovest International, Inc.’s (the “Company” or “Biovest) collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma, specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell.

Three clinical trials conducted under the Company’s investigational new drug application (“IND”) have studied BiovaxID in non-Hodgkin’s lymphoma (“NHL”). These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. The Company believes that these clinical trials have demonstrated that BiovaxID, which is personalized and autologous (derived from a patient’s own tumor cells), has an excellent safety profile and is effective in the treatment of these life-threatening diseases.

To support the Company’s planned commercialization of BiovaxID, the Company developed an automated cell culture instrument called AutovaxID®. The Company believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID as well as, other monoclonal antibodies. The Company is collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which the Company anticipates will minimize the need for Federal Food and Drug Administration (“FDA”) required “clean rooms” in the production process and provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. AutovaxID has a small footprint and supports scalable production.

The Company also manufactures instruments and disposables used in the hollow-fiber production of cell culture products. Biovest’s hollow-fiber cell culture products and instruments are used by biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories. The Company also produces mammalian and insect cells, monoclonal antibodies, recombinant and secreted proteins and other cell culture products using The Company’s unique capability, expertise and proprietary advancements in the cell production process known as hollow fiber perfusion.

The Company’s business consists of three primary business segments: development of BiovaxID and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID and other instruments and consumables; and commercial production of cell culture products and services.

As of September 30, 2011, the Company’s parent Accentia Biopharmaceuticals, Inc. (“Accentia”) owned 62% of the Company’s issued and outstanding stock.

On November 10, 2008, The Company, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, The Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, The Company filed its First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Significant accounting policies

Principles of Consolidation:

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

The consolidated financial statements include Biovest International, Inc., its wholly owned subsidiaries Biovax, Inc., AutovaxID, Inc., Biolender LLC, and Biolender II, LLC (collectively, the “Company’s Subsidiaries”); and certain variable interest entities of the Company, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC (collectively, the “Company’s VIEs”). As a result of the Plan, all interests in the Company’s VIEs were liquidated as of the Effective Date. Also as a result of the Plan, the Company’s Subsidiaries were also liquidated as of the Effective Date. Accordingly, the consolidated financial statements include the results of the Company’s VIEs and the Company’s Subsidiaries through November 17, 2010.

All significant inter-company balances and transactions have been eliminated.

Accounting for Reorganization Proceedings:

ASC Topic 852—Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest became subject to ASC Topic 852 effective on November 10, 2008, emerged from Chapter 11 protection on November 17, 2010 and has segregated those items as outlined above for all reporting periods between such dates.

Pursuant to the Plan, holders of existing voting shares of the Company’s common stock immediately before Plan confirmation received more than 50 percent of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Significant accounting policies (continued)

Goodwill:

Goodwill relates to the Company’s cell culture and instrument manufacturing segments located in Minneapolis (Coon Rapids), Minnesota, which continue to be profitable segments of the Company. Goodwill is tested for impairment annually or whenever there is an impairment indication. The Company has not recorded any impairment losses as a result of these evaluations.

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the year ended September 30, 2011, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

Financial instruments:

Financial instruments, as defined in ASC Topic 825, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, royalty liabilities, and derivative financial instruments.

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable and long-term debt at historical cost less discounts from warrants issued as loan financing costs; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Significant accounting policies (continued)

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

The Company uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2011 and 2010.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Significant accounting policies (continued)

Grant Revenue:

Grant revenue is the result of the Company being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2010. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to fifty percent (50%) of the reimbursable expenses incurred during 2010.

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, consulting and professional fees, equipment rental and maintenance, lab supplies, and certain other indirect cost allocations that are directly related to research and development activities. In the fiscal years ended September 30, 2011 and 2010, the Company incurred total research and development expenses of approximately $1.8 million and $0.8 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying consolidated statements of operations.

Income taxes:

The Company uses the liability method related to accounting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended September 30, 2011 and 2010.

The Company’s tax returns subsequent to 2008 are subject to examination by the Internal Revenue Service and state tax authorities, generally for three years after the tax returns were filed.

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

The common stock equivalents and common shares indexed to convertible debt securities that are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive are as follows:

	Years ended September 30,
	2011	2010
Options and Warrants to purchase common stock	54,048,701	58,032,891
Convertible Debt Instruments	5,983,721	50,896,231

	60,032,422	108,929,122

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Significant accounting policies (continued)

Recent Accounting Pronouncements:

In June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s consolidated financial statement of stockholders’ deficit for the year ended September 30, 2010.

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

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-27 Fees Paid to the Federal Government by Pharmaceutical Manufacturers amending ASC 720 – Other Expenses to address questions concerning how pharmaceutical manufacturers should recognize the annual fees imposed by the Patient Protection and Affordable Care Act for each calendar year beginning January 1, 2011. The ASU requires that the liability related to the annual fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The amendment became effective commencing with the quarter ended March 31, 2011 and did not have significant material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 Intangibles – Goodwill and Other, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts as required by ASC Topic 350. Under the amendment, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If this determination is made, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). This update became effective beginning with the quarter ended March 31, 2011 and did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Significant accounting policies (continued)

Recent Accounting Pronouncements (continued):

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on January 1, 2012 and does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-08 on its consolidated financial statements.

3. Liquidity and management’s plans

During the year ended September 30, 2011, the Company incurred a net loss of $15.3 million. On September 30, 2011, the Company had an accumulated deficit of approximately $161 million and working capital deficit of approximately $2.2 million. The Company’s independent auditors issued a “going concern” qualification on the consolidated financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

Two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indication of FL and MCL. The Company is in the process of conducting clinical pre-filing discussions with domestic and international regulatory agencies to discuss the potential regulatory approval pathway for BiovaxID. The Company is focusing on its plans to seek regulatory approval for BiovaxID for the treatment of FL and these clinical pre-filing regulatory agency meetings are anticipated to confirm the next steps and requirements in the regulatory process.

In preparing for these regulatory meetings, the Company is continuing its analyses of the data available from its Phase 2 and Phase 3 clinical trials, so that the Company can have as comprehensive as possible discussions regarding the safety and efficacy results for BiovaxID. In addition, the Company continues to advance its efforts to comply with various regulatory validations and comparability requirements related to the Company’s manufacturing process and facility.

The Company also anticipates conducting separate discussions with various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

3. Liquidity and management’s plans (continued)

Regulatory strategy and commercialization expenditures (continued):

Accelerated or conditional approval may require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances that the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts.

Chapter 11 Plan of Reorganization:

On November 17, 2010 (the “Effective Date”), the Company emerged from Chapter 11 protection, and the Company’s Plan of Reorganization (the “Plan”) became effective. In connection with the emergence from bankruptcy, the Company entered into a $7.0 million exit financing with an accredited investor group. The exit financing provided the Company with working capital for general corporate and research and development activities and provided the Company with capital to meet its near-term obligations under the Plan.

The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan.

•

Exit Financing: On October 19, 2010, the Company completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, the Company issued secured convertible notes in (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock (warrants to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, the Company issued two separate types of warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate original principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants with the right to purchase an aggregate of 8,733,096 shares of the Company’s common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of the Company’s common stock (the “Series B Exchange Warrants”). On December 22, 2010, all of the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of the Company’s common stock were issued to the Buyers.

•

Corps Real Note: On the Effective Date, the Company executed and delivered in favor of Corps Real, LLC (“Corps Real”) a secured convertible promissory note (the “Corps Real Convertible Note”) in an original principal amount equal to $2,291,560 which allows the Company to draw up to an additional $0.9 million on the Corps Real Convertible Note. The Corps Real Convertible Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Corps Real Convertible Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Corps Real Convertible Note is secured by a first priority lien on all of the Company’s assets.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

3. Liquidity and management’s plans (continued)

Chapter 11 Plan of Reorganization (continued):

•

Laurus/Valens Secured Claims: On the Biovest Effective Date, Laurus/Valens, the Company issued to Laurus/Valens two new term notes. One term note in the original aggregate principal amount of $24.9 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. A second term note in the original aggregate principal amount of $4.16 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a lien on all of the Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above).

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

•

2008 Secured Debentures: On the Effective Date, two holders of the Company’s 2008 secured debentures, including one of the Company’s directors and an entity affiliated with the Company’s CEO/Chairman, elected to convert their entire outstanding principal balance ($0.5 million) plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares of the Company’s common stock. Another holder of the Company’s 2008 secured debentures, elected to convert their entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of the Company’s 2008 secured debentures, Valens U.S., received consideration for their claim in accordance with the Laurus/Valens Term A and Term B Notes previously discussed.

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

•

Plan Distributions to Unsecured Creditors: On the Effective Date, the Company became obligated to pay to the Company’s unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum in one installment on March 27, 2014. These unsecured claims included the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. As of September 30, 2011, this obligation has increased by $0.06 million due to an amendment made to the Company’s listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to the clinical trial for BiovaxID®.

Also on the Effective Date, the Company issued to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Plan a total of 2.1 million shares of the Company’s common stock, at an effective conversion rate equal to $1.66 per share.

•

Class 12 Equity Interests: On the Effective Date, each of the Company’s common stockholders was deemed to receive one (1) share of reorganized Biovest common stock (the “Class 12 Plan Shares”) for each share of existing Biovest common stock held by such stockholder as of the Effective Date. The Company’s Class 12 Plan Shares were deemed issued pursuant to Section 1145 of the Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

3. Liquidity and management’s plans (continued)

Chapter 11 Plan of Reorganization (continued):

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

•

December 2006 NMTC Transaction: The Company and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in the Company’s Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against the Company was approved by the Bankruptcy Court in an order entered on December 1, 2010. As a result, the Company’s guaranty, Accentia’s guaranty, and all of the Company’s subsidiary guaranties and all other obligations to all parties to the December 2006 NMTC transaction were terminated. The Company has ceased all activities under the December 2006 NMTC Transaction and the Company has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

•	Termination of Warrants and Issuance of Shares: On the Effective Date, all of the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled:

•

the common stock purchase warrant, dated March 31, 2006, issued by the Company to Laurus, for the purchase of up to 18,087,889 shares of the Company’s common stock at an exercise price of $0.01 per share. As of November 17, 2010, warrants to purchase up to 13,371,358 shares of the Company’s common stock remained outstanding and were thus terminated pursuant to the Plan; and

•

the common stock purchase warrant, dated September 22, 2008, issued by the Company to Valens U.S., for the purchase of up to 1,015,625 shares of the Company’s common stock at an exercise price of $0.40 per share.

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

•

Cancellation and Reduction of Royalty Interests: On the Effective Date and pursuant to the Plan, the Company, Accentia, and Laurus/Valens entered into agreements whereby, Accentia terminated and cancelled all of its royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID® and the Company’s other biologic products. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and the Company’s other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s royalty interest on the AutovaxID® instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

3. Liquidity and management’s plans (continued)

Chapter 11 Plan of Reorganization (continued):

•

Amendments to Articles of Incorporation or Bylaws: On the Effective Date, the Company amended and restated its articles of incorporation and its bylaws to incorporate provisions required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code. The Company granted Laurus/Valens the right, upon an event of default under Section 20(a) of that certain Term Loan and Security Agreement, executed on the Effective Date, by and among Laurus, the lenders party thereto, the Company (after giving effect to any applicable grace period provided therein), to appoint and maintain one-third (1/3) of the total number of directors of the Company (thereafter, such right to appoint directors will continue notwithstanding the Company’s cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full).

The Qualifying Therapeutic Discovery Project:

On October 31, 2010, the Company received notice from the U.S. Internal Revenue Service (“IRS”) that the Company’s application to receive a federal grant in the amount of approximately $0.244 million under the Qualifying Therapeutic Discovery Project was approved (the “Tax Credit”). The Tax Credit is provided under new section 48D of the Internal Revenue Code enacted as part of the Patient Protection and Affordable Care Act of 2010. The Tax Credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to:

•	result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions;

•	reduce the long-term growth of health care costs in the United States; or

•	significantly advance the goal of curing cancer within 30 years.

Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID®.

Minneapolis, Minnesota Facility Lease:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease has an initial term of ten years, with provisions for extensions thereof, and will allow the Company to continue and to expand its operations in the Minneapolis (Coon Rapids) facility which it has occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby the Landlord, with cooperation in the form of loans from the City of Coon Rapids and the State of Minnesota, has agreed to construct certain improvements to the leased premises to allow the Company to perform good manufacturing practices (“GMP”) manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, with the costs of the construction to be amortized over the term of the Lease. In connection with this strategic agreement, the Company issued to the Landlord a warrant (the “Warrant”) to purchase up to one million shares of the Company’s common stock, vesting 60 days from the date of issuance, with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the warrant become registered (the Company has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

3. Liquidity and management’s plans (continued)

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from the Corps Real Note, from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID®. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and the completion of the detailed analyses of the Company’s clinical trial is dependent upon its ability to obtain significant external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Accounts Receivable, concentrations of credit risk and major customers

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2011 is adequate. However, actual write-offs might exceed the recorded allowance.

Three customers accounted for 42% and 56% of revenues for fiscal 2011 and 2010, respectively. Five customers accounted for 69% of trade accounts receivable as of September 30, 2011, while four customers accounted for 75% of trade accounts receivable as of September 30, 2010. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 28% and 29% of revenues for fiscal years 2011 and 2010, respectively. Sales to customers in the United Kingdom accounted for 20% and 22% of total revenue for the last two fiscal years.

5. Inventories

Inventories consist of the following:

	September 30,
	2011	2010
Raw materials	$462,000	$313,000
Work-in-process	—	—
Finished goods	70,000	104,000

	$532,000	$417,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

6. Minnesota facility lease

On December 2, 2010, the Company entered into an Agreement (the “Lease”) with the Landlord for continued use and occupancy of the Company’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease contains provisions regarding a strategic collaboration whereby the Landlord has agreed to construct certain improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, including the manufacture of BiovaxID®. Over $1.5 million in facility improvements have been made to the premises. These improvements were financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota (in the aggregate amount of $0.353 million), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease. In connection with the Lease, the Company issued to the Landlord a warrant to purchase up to one million shares of the Company’s common stock. As a result of these transactions, the Company recorded an asset for the fair value of the warrant issued to the Landlord (approximately $0.825 million), and leasehold improvements in the amount of $0.525 million. These costs will be amortized over the ten year term of the lease.

7. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	$00,000,000	$00,000,000
	September 30,
	2011	2010
Costs incurred on uncompleted contracts	$—	$323,000
Estimated earnings	—	966,000

	—	1,289,000
Less billings to date	—	(1,183,000)

	$—	$106,000

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	$00,000,0000	$00,000,0000
	September 30,
	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$106,000
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—

	$—	$106,000

8. Property, plant and equipment

Property, plant and equipment consist of the following:

	$00,000,000	$00,000,000
	September 30,
	2011	2010
Furniture and fixtures	$74,000	$73,000
Leasehold improvements	620,000	70,000
Machinery and equipment	1,379,000	1,260,000

	2,073,000	1,403,000
Less accumulated depreciation and amortization	(1,302,000)	(1,326,000)

	$771,000	$77,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

9. Patents and Trademarks

Patents and trademarks consist of the following:

	$000,000	$000,000
	September 30,
	2011	2010
Patents	$12,000	$12,000
Trademarks	579,000	579,000

	591,000	591,000
Accumulated amortization	(360,000)	(330,000)

	$231,000	$261,000

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2012	$30,000
2013	30,000
2014	30,000
2015	30,000
2016	30,000
thereafter	81,000

$231,000

10. Related party transactions

Related Party Liabilities consists of the following:

	$000,000	$000,000
	September 30,
	2011	2010
Accentia promissory demand notes	$—	$556,000
Corps Real Note	496,000	1,890,000
Accrued interest	—	151,000

	$496,000	$2,597,000

Accentia Promissory Demand Notes:

On the Effective Date, the entire pre-petition claim due from the Company to Accentia, the Company’s majority shareholder, was converted into the Company’s common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of the Company’s common stock to Accentia. The fair value of these shares (approximately $26.0 million) was recorded against the carrying value of the Accentia notes on November 17, 2010, resulting in a $5.1 million loss on reorganization which has been recorded on the Company’s consolidated statement of operations for the year ended September 30, 2011.

Loan to Accentia:

Over the year ended September 30, 2011, the Company advanced approximately $0.24 million to Accentia, to cover their near-term operating expenses. The loan has been classified under other current assets on the Company’s consolidated balance sheet as of September 30, 2011.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Related party transactions (continued)

Corps Real Note:

On the Effective Date, the Company issued a secured convertible promissory note (the “Corps Real Convertible Note”) in the principal amount of $2,291,560 to Corps Real, LLC (“Corps Real”), whose principal members are directors of the Company or are affiliated with the Company’s directors. The Corps Real Convertible Note allows the Company to draw up to an additional $0.9 million. The Corps Real Convertible Note replaces the $3.0 million debtor-in-possession secured line of credit promissory note dated December 22, 2008 which was previously executed by the Company in favor of Corps Real. The Corps Real Convertible Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the Corps Real Convertible Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. The Company may prepay the Corps Real Convertible Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Corps Real Convertible Note into shares of the Company’s common stock at a conversion rate of $0.75 per share. The Corps Real Convertible Note is secured by a first priority lien on all of the Company’s assets.

The Corps Real Convertible Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the note. The discount will be amortized interest expense using the effective interest method over the two (2) year term of the note. The carrying value of the note is $0.496 million and has been classified long term debt, related party on the Company’s consolidated balance sheet as of September 30, 2011.

11. Long-term debt

Long-term debt consists of the following:

	September 30, 2011	September 30, 2010
Class 8, Unsecured Option A Obligations	$2,770,000	$—
Class 8, Unsecured Option C Notes	1,049,000	—
Exit Financing ($1.266 million principal less $1.148 million discount)	118,000	—
Coon Rapids Economic Development Authority Loan	348,000	—
Laurus/Valens Term A Notes	23,467,000	—
Laurus/Valens Term B Notes	4,160,000	—

	31,912,000	—
Less: current maturities	(1,063,000)	—

	$30,849,000	$—

Future maturities of long-term debt are as follows:

Years ending September 30,
2012	$1,063,000
2013	24,747,000
2014	6,944,000
2015	15,000
2016 and thereafter	291,000

Total maturities	33,060,000
Less unamortized discount	(1,148,000)

$31,912,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Long-term debt (continued)

Class 8, Unsecured Option A Obligations:

On the Effective Date, the Company became obligated to the Company’s unsecured creditors in the original aggregate principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured creditors’ claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. As of September 30, 2011, this obligation increased by $0.06 million due to an amendment made to the Company’s listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to the clinical trial for BiovaxID®. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.4 million gain on reorganization for the year ended September 30, 2011.

Class 8, Unsecured Option C Notes:

On the Effective Date, the Company became obligated to certain of its unsecured creditors in the original aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as 0.2 million shares of the Company’s common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into the Company’s common stock in seven quarterly installments beginning on February 17, 2011 as follows:

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

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holder, at its option, may convert any or all of the Option C Notes plus the then accrued and unpaid interest into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for the Company’s common stock is at least $1.88 per share for thirty (30) consecutive trading days, the Company, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C Note interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

On February 17, 2011, May 17, 2011, and again on August 17, 2011 with the Ten Day VWAP at less than $1.00 per share, the holders of the Option C Notes elected to convert one-eighth of the Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 901,645 shares of the Company’s common stock.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Long-term debt (continued)

Exit Financing:

On October 19, 2010, the Company completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, the Company issued secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock warrants to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, the Company issued two separate types of warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of the Company’s common stock (the “Series B Exchange Warrants”).

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

•

the Buyers may convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of the Company’s common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, the Company, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of the Company’s common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate of 8,733,096 shares of the Company’s common stock;

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

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

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and an aggregate of 1,075,622 shares of the Company’s common stock were issued to the Buyers.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Long-term debt (continued)

Exit Financing (continued):

As of September 30, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted to the Company’s common stock, resulting in the issuance to the Buyers of 6.9 million shares of the Company’s common stock. The remaining principal balance outstanding on the Exchange Notes is $1.3 million as of September 30, 2011.

The Exchange Notes and Warrants contain conversion and adjustment features properly classified as derivative instruments and required to be recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

Coon Rapids Economic Development Authority Loans:

On May 6, 2011, the Company closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. The Company issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021 (the “Notes”). The Notes bear interest as follows (yielding an effective interest rate of 4.1%):

•	Months 1-60 at 2.5% interest

•	Months 61-80 at 5.0% interest

•	Months 81-100 at 7.0% interest

•	Months 101-120 at 9.0% interest

The Company may prepay the Notes at any time prior to maturity without penalty. Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to the Company’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Laurus/Valens Term A and Term B Notes:

On the Effective Date, the Company issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate principal amount of $29.06 million to Laurus/Valens in compromise and satisfaction of secured claims prior to the Effective Date.

The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve (12%) percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Laurus/Valens Term A Notes, without penalty, at any time; and

•	the Company is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Long-term debt (continued)

Laurus/Valens Term A and Term B Notes (continued):

On November 18, 2010, the Company prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Company’s Exit Financing.

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the original principal amount of the Laurus/Valens Term B Notes was $4.16 million;

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight (8%) percent per annum (with a twelve (12%) percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

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

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of the Company’s assets, junior only to the lien granted to Corps Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are also guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by Accentia of 20,115,818 shares of the Company’s common stock owned by Accentia and by the assets of Accentia’s subsidiary, Analytica International, Inc. (“Analytica”). On December 15, 2011, Accentia closed on the definitive agreement selling the assets and business of Analytica. In connection with the Analytica Asset Purchase Agreement, Accentia entered into an agreement with LV Administrative Services, Inc. (“LV”), as agent for and on behalf of Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of an upfront payment of the asset sales proceeds amended the terms of the Accentia Guaranty, whereby Laurus/Valens consented to the transactions contemplated by the Analytica Asset Purchase Agreement and released all liens and security interests on Analytica’s assets to be sold to the purchaser.

The Laurus/Valens Term A and Term B Notes replaced the following obligations due to Laurus and its affiliates:

•	the $7.799 million note payable to Laurus (originated in March 2006);

•	the $0.250 million note payable to Valens II (originated in October 2007);

•	the $0.245 million note payable to Valens U.S. (originated in October 2007);

•	the $3.6 million note payable to Valens II (originated in December 2007);

•	the $4.9 million note payable to Valens U.S. (originated in December 2007);

•	the $7.5 million minimum royalty due on sales of AutovaxID® instrumentation (originated in April 2007); and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and Term B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the year ended September 30, 2011.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

12. Derivative liabilities

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of September 30, 2011 and 2010. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	September 30, 2011		September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants	Derivative Liabilities	$1,998,000	N/A	$—
Conversion option on Convertible Note Financing	Derivative Liabilities	1,000	N/A	—
Shares due per compromise order	Derivative Liabilities	118,000	N/A	—
Biovax Investment, LLC investor put option (Note 17)	N/A	—	Liabilities subject to compromise	136,000
AutovaxID Investment, LLC investor put option (Note17)	N/A	—	Liabilities subject to compromise	84,000
Derivatives resulting from issuance of Secured Convertible Debenture	N/A	—	Liabilities subject to compromise	1,778,000
Outstanding warrants with contingent exercise provisions	N/A	—	Liabilities subject to compromise	7,595,000
Accentia conversion option	N/A	—	Liabilities subject to compromise	8,253,000

Total derivatives not designated as hedging instruments		$2,117,000		$17,846,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

12. Derivative liabilities (continued)

Shares due per compromise order:

On the Effective Date, one of the holders of the Company’s 2008 secured debentures elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, beginning on November 17, 2010. Through September 30, 2011, the Company has issued 275,000 shares under this obligation. The remaining 275,000 shares of the Company’s common stock yet to be issued have been recorded as a derivative liability at fair value on the Company’s consolidated balance sheet as of September 30, 2011.

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2011				September 30, 2010
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$2,117,000	$—	$2,117,000	$—	$17,846,000	$—	$17,846,000

13. Liabilities subject to compromise

On the Effective Date, the Company settled the majority of its pre-petition claims. Footnote 3 contains a summary of certain material provisions of the Plan. On May 10, 2011, the Company settled an outstanding Class 8 unsecured claim in the approximate amount of $0.772 million through the issuance of 493,001 shares of the Company’s common stock valued at $0.55 per share. The Company had established a reserve for this claim in the amount of $0.747 million. Settlement of the claim resulted in a gain of $0.476 million recorded as gain on reorganization on the Company’s consolidated statement of operations for the year ended September 30, 2011.

As of September 30, 2011, some of the Company’s Class 8 unsecured claims remain in dispute. A reserve in the amount of $0.444 million has been established representing the Company’s estimate as to the eventual allowed amount of the aggregate claims. It is anticipated that these claims will be resolved through a combination of issuance of the Company’s common stock and long term debt through either a negotiated compromise or an adjudicated order entered in the Bankruptcy Court.

14. Stockholders’ equity

Preferred stock:

The Company has authorized 50 million shares of preferred stock. As of the fiscal years ended September 30, 2011 and 2010, no preferred shares were issued or outstanding.

Common stock:

The Company has authorized 300 million shares of common stock. For the year ended September 30, 2011, the Company issued the following:

•

37,508,292 shares of the Company’s common stock to various creditors of the Company pursuant to the Plan confirmed on November 2, 2010. Details on the Plan and the resulting common stock shares issued can be found in Notes 3, 10 and 11 above.

•	6,883,282 shares of the Company’s common stock upon conversion of the Exit Financing discussed in Note 11 above.

•	193,481 shares of the Company’s common stock in payment of interest due on the Exit Financing discussed in Note 11 above.

•

56,000 shares of the Company’s common stock to Alan M. Pearce pursuant to the December 31, 2010 Resignation Settlement between the Company and Mr. Pearce. These shares were issued consideration of the settlement of all claims by Mr. Pearce, including but not limited to, claims under or arising out of Mr. Pearce’s Employment Agreement.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

14. Stockholders’ equity (continued)

Common stock (continued):

•	1,075,622 shares of the Company’s common stock upon the cashless exercise of warrants issued to holders of the Exit Financing discussed in Note 11 above.

•

100,000 shares of the Company’s common stock to Alan M. Pearce at $0.06 per share upon the exercise of an Incentive Stock Option Award previously granted under the Company’s Amended and Restated 2006 Equity Incentive Plan.

For the year ended September 30, 2010, the Company issued the following:

•

600,000 unrestricted shares of common stock to an individual holder of the Company’s secured convertible debentures discussed in note 11 above. On September 15, 2010, the Bankruptcy Court issued an order granting a joint motion to compromise between the Company and the debenture holder. As part of the settlement terms, the Company issued 600,000 unrestricted common stock shares in return for the cancellation of warrants to purchase 843,750 shares of the Company’s common stock at a price of $0.40 per share which had been previously issued to the debenture holder.

15. Common stock options and warrants

Stock Option Plans:

The Company’s 2000 Stock Option Plan was approved and made effective by the Company’s stockholders and Board of Directors on July 19, 2000 (the “2000 Plan”). The Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) was approved by the Company’s Board of Directors (the “Board”) on November 2, 2006, and by the written consent of holders of a majority of the Company’s shares of common stock on October 4, 2007. The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) was approved by the Board on November 10, 2010, and by holders of the majority of the Company’s shares of common stock on January 18, 2011. The 2000 Plan, 2006 Plan and 2010 Plan are collectively, the “Stock Option Plans”. The purposes of the Stock Option Plans are to create incentives designed to motivate employees to significantly contribute toward the Company’s growth and profitability, to provide the Company’s executives, directors and other employees, and persons who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

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

The common stock to be subject to awards under the Stock Option Plans may be either authorized and un-issued common stock shares or common stock shares held in the treasury of the Company. The maximum number of shares of common stock which may be granted under the Stock Option Plans, subject to adjustment in accordance with the provisions of the Plans, is 37.0 million shares. For the purpose of computing the total number of shares of stock remaining available for awards under the Stock Option Plans at any time while the Stock Option Plans are in effect, the total number of shares shall be reduced by: (1) the maximum number of common stock shares subject to issuance upon exercise of outstanding options or outstanding stock appreciation rights granted under the Stock Option Plans and (2) the maximum number of shares related to outstanding other stock-based awards granted under these Stock Option Plans, as determined by the Board in each case as of the dates on which such awards were granted. The common stock shares involved in the unexercised or undistributed portion of any terminated, expired or forfeited awards, including any unexercised or undistributed portion of any terminated, expired or forfeited award under the 2000 or 2006 Plans will be made available for further Stock Option Plans awards. The Stock Option Plans permit the grant of restricted stock, incentive stock options, non-qualified stock options, stock-appreciation rights, and phantom stock awards. Awards granted under the Stock Option Plans that have not vested will

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

15. Common stock options and warrants (continued)

Stock Option Plans (continued):

generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of the Company’s subsidiaries for any reason other than retirement, disability or death. The Board or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Except in the case of retirement or disability, vested Incentive Stock Options will generally terminate no more than three months after termination of the optionee’s employment and twelve months after termination of the optionee’s employment due to disability. In the event of termination of employment as a result of retirement, termination of the Incentive Stock Option will occur at the end of the exercise period as specified in the grant; and will comply in all other respects with the provisions of Code Section 422. For purposes of the Stock Option Plans, “retirement” shall mean the employee terminates at a time when employee’s combined age and years of service equal at least sixty (60) (subject to the Age and Service Guidelines set forth below).

The Age and Service Guidelines are:

(a)	the employee must have a minimum of three (3) years of service; and

(b)	the employee must have attained a minimum age of fifty-five (55) years during the year of termination.

The Board or a committee of the Board may permit a deceased optionee’s stock option grants to be exercised by the optionee’s executor or heirs during a period acceptable to the Board or a committee of the Board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option grant.

Under GAAP with respect to the financial accounting treatment of stock options used to compensate employees, upon the grant of stock options under the Stock Option Plans, the fair value of the options will be measured on the date of grant and this amount will be recognized as compensation expense ratably over the service period, which generally corresponds with the vesting period. Stock appreciation rights granted under the Stock Option Plans must be settled in common stock. Therefore, stock appreciation rights granted under the Stock Option Plans will receive the same accounting treatment as options. The cash the Company receives upon the exercise of stock options will be reflected as an increase in the Company’s capital. No additional compensation expense will be recognized at the time stock options are exercised, although the issuance of shares of common stock upon exercise may reduce basic earnings per share, as more shares of the Company’s common stock would then be outstanding.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

15. Common stock options and warrants (continued)

Stock Option Plans (continued):

Stock option activity for the years ended September 30, 2011 and 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 1, 2009	12,937,557	$0.42	6.86	$0.18	$2,853,000
Exercisable at October 1, 2009	6,610,890	$0.76	5.42	$0.31	$21,000
Granted	14,030,000	0.70
Exercised	—	—
Cancelled	(155,071)	0.49
Outstanding at September 30, 2010	26,812,486	0.57	7.64	0.33	17,409,103
Exercisable at September 30, 2010	6,599,153	0.76	4.42	0.31	3,045,586
Granted	1,330,000	0.89
Exercised	(100,000)	0.06
Cancelled	(960,600)	1.26
Outstanding at September 30, 2011	27,081,886	$0.56	7.41	$0.37	$2,273,550
Exercisable at September 30, 2011	25,656,886	$0.54	7.32	$0.34	$2,272,550

The following assumptions were used to determine the fair value of the stock option grants:

Years Ending September 30,
	2011	2010
Expected volatility	82% - 92%	78% - 88%
Expected life	4.0 to 6.0 years	5.4 to 5.5 years
Risk-free interest rates	1.13% - 2.90%	1.98% - 2.52%
Dividend yields	none	none

The following tables summarize information for options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price
$ 0.01-1.00	26,144,386	7.47	$0.53	$24,729,386	7.38	$0.51
1.01-2.00	937,500	5.58	1.22	927,500	5.55	1.22

	27,081,886	7. 41	$0. 56	$25,656,886	7.32	$0.54

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

15. Common stock options and warrants (continued)

Stock Option Plans (continued):

The Company recognized $7.5 million and $0.1 million in total employee stock-based compensation expense for the years ended September 30, 2011 and 2010, respectively. A summary of the status of the Company’s non-vested employee stock options as of September 30, 2011, and changes during the two (2) years then ended is presented below:

Non-vested Options	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at September 30, 2009	6,326,667	$0.04
Granted	14,030,000	0.47
Vested	(23,334)	0.23
Cancelled	(120,000)	0.30

Non-vested at September 30, 2010	20,213,333	$0.34
Granted	1,330,000	0.85
Vested	(20,118,333)	0.34
Cancelled	—	—
Non-vested at September 30, 2011	1,425,000	$0.81

As of September 30, 2011, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately three (3) years.

Stock warrants issued, exercised and outstanding at September 30, 2011 and 2010 are summarized as follows:

	Weighted Ave
Warrants	Shares	Exercise Price
Outstanding at September 30, 2009	32,064,155	$0.35
Exercisable at September 30, 2009	31,164,155	0.32

Issued	—	—
Exercised	—	—
Cancelled	(843,750)	0.40

Outstanding at September 30, 2010	31,220,405	$0.35
Exercisable at September 30, 2010	30,620,405	0.33

Issued	11,276,990	1.10
Exercised	(1,076,930)	0.01
Cancelled	(14,453,650)	0.04

Outstanding at September 30, 2011	26,966,815	$0.84
Exercisable at September 30, 2011	26,666,815	0.83

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

16. Segment information

The Company operates in three (3) identifiable industry segments. The Company’s Cell Culture Products and Services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment is focused on developing BiovaxID® and has received a federal grant in the amount of approximately $0.244 million under the Qualified Therapeutic Discovery Project, as described earlier.

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Goodwill was $2.1 million for the years ended September 30, 2011 and 2010 and has not been allocated to the segments listed below. Segment information is as follows:

	Year ended September 30, 2011
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$2,365,000	$—	$2,365,000
Services	1,272,000	—	—	1,272,000
Qualified Therapeutic Project Grant	—	—	244,000	244,000

Total Revenues	1,272,000	2,365,000	244,000	3,881,000

Costs and Expenses:
Cost of revenue	(964,000)	(1,529,000)	—	(2,493,000)
Research and development	—	—	(1,799,000)	(1,799,000)

Operating income/(loss) including segment identifiable expenses	$308,000	$836,000	$(1,555,000)	(411,000)
General and administrative expense				(10,172,000)
Other income/(expense), net				(4,701,000)

Net loss before income taxes				(15,049,000)
Income taxes				—

Net loss				$(15,284,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

16. Segment information (continued)

	Year ended September 30, 2010
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$4,156,000	$—	$4,156,000
Services	1,196,000	—	—	1,196,000

Total Revenues	1,196,000	4,156,000	—	5,352,000

Costs and Expenses:
Cost of revenue	(941,000)	(1,960,000)	—	(2,901,000)
Research and development	—	—	(815,000)	(815,000)

Operating income/(loss) including segment identifiable expenses	$255,000	$2,196,000	$(815,000)	1,636,000
General and administrative expense				(2,379,000)
Other income/(expense), net				(7,842,000)

Net loss before non-controlling interest in losses from variable interest entities and income taxes				(8,585,000)
Non-controlling interest in losses from variable interest entities				412,000

Net loss before income taxes				(8,173,000)
Income taxes				—

Net loss				$(8,173,000)

17. Income taxes

The significant income components of the Company’s net deferred total are as follows:

	Year Ending September 30,
	2011	2010
Interest due to tax affiliated group	$—	$903,000
Loss on restructure of related party agreement	2,519,000	2,519,000
Related party financing cost	468,000	468,000
Loss on modification of debt	2,424,000	2,629,000
Loss on impairment	1,433,000	1,433,000
Basis difference in fixed assets	724,000	724,000
Stock option compensation	2,429,000	450,000
Net operating loss carryover	35,579,000	29,347,000
Loss on derivative liabilities	804,000	1,350,000
Other	1,130,000	1,991,000

Total deferred tax asset	47,510,000	41,814,000

Less: valuation allowance	(47,510,000)	(41,814,000)

Net deferred tax asset	$—	$—

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

17. Income taxes (continued)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ending September 30,
	2011	2010
Deferred tax
Deferred	$(5,696,000)	$(3,077,000)
Increase in valuation allowance	5,696,000	3,077,000

Total provision (benefit) for income taxes	$—	$—

ASC 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than fifty percent (50%)) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result, the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets.

The Company has a federal net operating loss (“NOL”) of approximately $93.7 million as of September 30, 2011 (expiring beginning in 2020). Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOL and other deductions which are available to the Company. The portion of the NOLs incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOLs are limited to approximately $0.2 million per year. NOLs incurred after June 17, 2003 may also subject to restriction.

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year Ending September 30,
	2011	2010
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Permanent items	(6)%	—
Reorganization items	7%	—
Effect of valuation allowance	37%	38%

Net actual effective rate	—%	—%

18. Employee benefit plan

The Accentia 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004 as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the Employee Benefit Plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board. For the fiscal years ended September 30, 2011 and 2010, the Company made no employer contributions to the Employee Benefit Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

19. Commitments and contingencies

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

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

Facility leases:

On December 2, 2010, the Company entered into a lease agreement (the “Lease”) for its approximate 35,000 square feet facility in Minneapolis (Coon Rapids), Minnesota, which is used for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. The Lease has a ten year term and provides for certain improvements to the facility, which have been financed and performed principally by the Landlord, as well as through government grant loans from city and state agencies in Minnesota. These improvements, which were completed as of September 30, 2011, include the construction of a GMP vaccine manufacturing space. Rent expense for the years ended September 30, 2011 and 2010, under the Lease was approximately $0.3 million for each year. Total rent payments for years 1-5 under the Lease will be $0.43 million per year. Total rent payments for years 6-10 under the Lease will be $0.5 million per year. The Company also has the right to extend the term of the Lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term, or market rates in effect at the end of the ten year initial lease term.

The Company also shares office space with the Company’s majority shareholder, Accentia, and utilizes the space as the Company’s principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on September 30, 2014 and is cancelable by either party with 120 days prior notice.

The Company anticipates that its facilities will meet its needs during fiscal 2012. The Company anticipates that as its development of BiovaxID® advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

19. Commitments and contingencies (continued)

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive cooperative research and development agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to the Company of the IND application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty (60) day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2011.

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

Royalty agreements:

On the Effective Date and pursuant to the Plan, the Company, Accentia, and Laurus/Valens entered into agreements whereby Accentia terminated and cancelled all of its royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID® and the Company’s other biologic products. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and the Company’s other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s royalty interest on the AutovaxID® instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

19. Commitments and contingencies (continued)

Stanford University agreement:

In September 2004, the Company entered into an agreement (“Stanford Agreement”) with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID®. Under the Stanford Agreement, the Company is obligated to pay an annual maintenance fee of $10,000. The Stanford Agreement also provides that the Company pay Stanford $100,000 within one (1) year following FDA approval of BiovaxID, and following approval, the Company is required to pay Stanford a running royalty of the higher of $50 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Company’s agreement with Stanford obligates the Company to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate this agreement at any time upon thirty (30) days’ prior written notice and Stanford can terminate the agreement upon a breach of the agreement by the Company that remains uncured for thirty (30) days after written notice of the breach from Stanford.

20. Subsequent Events

Appointment and election of certain officers and directors:

Effective as of December 20, 2011, Samuel S. Duffey, Esq., was appointed to serve in the position of Chief Executive Officer, in addition to continuing his responsibilities as the Company’s President and General Counsel. Mr. Duffey was also designated to serve as the Company’s Principal Executive Officer in connection with dealings with the Company’s independent audit firm and filings with the SEC.

Effective as of December 20, 2011, Francis E. O’Donnell, Jr., M.D. was appointed by the Board of Directors to serve in the position of Executive Chairman of the Board.