Form 10-Q
period 2011-12-31
BIOVEST INTERNATIONAL INC
filed 2012-02-10
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of January 31, 2012, there were 144,692,772 shares of the registrant’s common stock outstanding.

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

INDEX

BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash	$147,000	$201,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at December 31, 2011 and September 30, 2011	370,000	395,000
Costs and estimated earnings in excess of billings on uncompleted contracts	92,000	—
Inventories	599,000	532,000
Prepaid expenses and other current assets	216,000	476,000

Total current assets	1,424,000	1,604,000
Property and equipment, net	835,000	771,000
Patents and trademarks, net	224,000	231,000
Goodwill	2,131,000	2,131,000
Other assets	660,000	681,000

Total assets	$5,274,000	$5,418,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$445,000	$371,000
Accrued liabilities	2,517,000	178,000
Customer deposits	146,000	116,000
Billing in excess of costs and estimated earnings	1,000	—
Derivative liabilities	1,750,000	2,117,000
Notes payable, related party	1,474,000	—
Current maturities of long term debt	24,475,000	1,063,000

Total current liabilities	30,808,000	3,845,000

Long term debt, less current maturities	7,324,000	30,849,000
Long term debt, related party	—	496,000
Accrued interest	705,000	2,330,000
Other	68,000	—

Total liabilities not subject to compromise	38,905,000	37,520,000
Liabilities subject to compromise (Note 10)	—	444,000

Total liabilities	38,905,000	37,964,000
Commitments and contingencies (Note 14)	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 144,369,204 and 143,966,460 issued and outstanding at December 31, 2011 and September 30, 2011	1,444,000	1,440,000
Additional paid-in capital	127,540,000	127,149,000
Accumulated deficit	(162,615,000)	(161,135,000)

Total stockholders’ deficit	(33,631,000)	(32,546,000)

Total liabilities and stockholders’ deficit	$5,274,000	$5,418,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Revenue:
Products	$846,000	$307,000
Services	217,000	285,000
Qualified Therapeutic Discovery Project Grant	—	244,000

Total revenue	1,063,000	836,000

Operating costs and expenses:
Cost of revenue:
Products	431,000	317,000
Services	208,000	236,000
Research and development expense	774,000	242,000
General and administrative expense	627,000	5,298,000

Total operating costs and expenses	2,040,000	6,093,000

Loss from operations	(977,000)	(5,257,000)

Other income (expense):
Interest expense, net	(1,045,000)	(1,609,000)
Gain/(loss) on derivative liabilities	340,000	(4,619,000)
Other (expense)/income, net	(2,000)	4,000

Total other expense	(707,000)	(6,224,000)

Loss before reorganization items and income taxes	(1,684,000)	(11,481,000)
Reorganization items:
Gain on reorganization	222,000	54,000
Professional fees	(18,000)	(253,000)

Total reorganization items	204,000	(199,000)

Net loss	$(1,480,000)	$(11,680,000)

Loss per common share:
Basic and diluted	$(0.01)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	144,169,225	117,201,829

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balances October 1, 2011	143,966,460	$1,440,000	$127,149,000	$(161,135,000)	$(32,546,000)
Issuance of common shares for interest on outstanding debt	62,387	1,000	24,000	—	25,000
Shares issued pursuant to plan of reorganization	340,357	3,000	295,000	—	298,000
Employee share-based compensation	—	—	72,000	—	72,000
Net loss	—	—	—	(1,480,000)	(1,480,000)

Balances December 31, 2011	144,369,204	$1,444,000	$127,540,000	$(162,615,000)	$(33,631,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,480,000)	$(11,680,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	29,000	12,000
Amortization of patents	7,000	7,000
Employee share-based compensation	72,000	4,537,000
Amortization of discount on notes payable	279,000	135,000
Amortization of deferred loan costs	30,000	764,000
Common shares issued for interest on outstanding debt	2,000	313,000
(Gain)/Loss on derivative liabilities	(340,000)	4,619,000
Changes in cash resulting from changes in:
Operating assets	(122,000)	100,000
Operating liabilities	845,000	379,000

Net cash flows from operating activities before reorganization items	(678,000)	(814,000)

Reorganization items:
Gain on reorganization plan	(222,000)	(54,000)
Decrease in accrued professional fees	—	(278,000)

Net change in cash flows from reorganization items	(222,000)	(332,000)

Net cash flows from operating activities	(900,000)	(1,146,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(94,000)	(97,000)

Net cash flows from investing activities	(94,000)	(97,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(3,000)	(1,998,000)
Advances from related party	866,000	250,000
Proceeds from long-term debt	—	7,000,000
Proceeds from exercise of stock options	—	6,000
Proceeds from equipment financing	77,000	—
Payment of deferred financing costs	—	(755,000)

Net cash flows from financing activities	940,000	4,503,000

Net change in cash	(54,000)	3,260,000
Cash at beginning of period	201,000	206,000

Cash at end of period	$147,000	$3,466,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants (Note 8)	$—	$7,376,000
Issuance of shares for payment of principal and interest on outstanding debt (Note 8)	25,000	4,552,000
Issuance of shares to settle pre-petition claims (Note 8)	298,000	52,012,000
Increase in Class 8, Unsecured Option A Obligations (Note 8)	63,000	—
Cash paid for interest during period	$60,000	$18,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011, the Company’s parent Accentia Biopharmaceuticals, Inc. (“Accentia”) owned 61% of the Company’s outstanding common stock.

On November 10, 2008, the Company, along with its subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Company filed its First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). On the Effective Date and pursuant to the Plan, the Company’s subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender LLC and Biolender II LLC were dissolved. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. Significant accounting policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements.

Operating results for the three months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Principles of consolidation:

The unaudited condensed consolidated financial statements include Biovest Europe, Limited, a wholly owned subsidiary of the Company. Biovest Europe, Limited was incorporated in the United Kingdom effective June 29, 2011.

All significant inter-company balances and transactions have been eliminated.

Accounting for reorganization proceedings:

Accounting Standards Codification (“ASC”) Topic 852—Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on November 10, 2008, emerged from Chapter 11 protection on November 17, 2010 and has segregated those items as outlined above for all reporting periods between such dates.

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

Use of estimates in the preparation of financial statements:

The preparation of condensed consolidated financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. Significant accounting policies (continued):

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the quarter ended December 31, 2011, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

Financial instruments:

Financial instruments, as defined in ASC Topic 825, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s condensed consolidated financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and derivative financial instruments.

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

Fair value of financial assets and liabilities:

The Company measures the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. Significant accounting policies (continued):

Fair value of financial assets and liabilities (continued):

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

The Company reports its derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011 (Note 9).

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

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying condensed consolidated statements of operations.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. Significant accounting policies (continued):

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

Recent accounting pronouncements:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-08 on its condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to facilitate comparison of financial statements between those entities that prepare their statements on the basis of GAAP and those that prepare their statements on the basis of the International Financial Reporting Standards (“IFRS”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for the Company beginning January 1, 2013 with retrospective application to all prior periods presented. The Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

3. Liquidity and management plans:

At December 31, 2011, the Company had an accumulated deficit of approximately $162.6 million and working capital deficit of approximately $29.4 million. The Company’s independent auditors issued a “going concern” qualification on the consolidated financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

Two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID® for the indication of FL and MCL. The Company is in the process of conducting clinical pre-filing discussions with domestic and international regulatory agencies to discuss the potential regulatory approval pathway for BiovaxID. The Company is focusing on its plans to seek regulatory approval for BiovaxID for the treatment of FL and these clinical pre-filing regulatory agency meetings are anticipated to confirm the next steps and requirements in the regulatory process.

In preparing for these regulatory meetings, the Company is continuing its analyses of the data available from its Phase 2 and Phase 3 clinical trials, so that the Company can have comprehensive discussions regarding the safety and efficacy results for BiovaxID. In addition, the Company continues to advance its efforts to comply with various regulatory validations and comparability requirements related to the Company’s manufacturing process and facility.

The Company also anticipates conducting separate discussions with various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management plans (continued):

Chapter 11 Plan of Reorganization:

On November 17, 2010 (the “Effective Date”), the Company emerged from Chapter 11 protection as a fully restructured organization. Through the provisions of the Company’s Plan of Reorganization (the “Plan”), the Company was able to restructure the majority of its debt into a combination of long-term notes and equity, while preserving common shares held by existing shareholders. The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan.

•

Exit Financing: On the Effective Date, the Company issued secured convertible notes in the aggregate principal amount of $7.04 million to twelve accredited investors along with two separate types of warrants to the investors. The Series A Warrants granted the right to purchase an aggregate of 8,733,096 shares of the Company’s common stock at $1.20 per share and the Series B Warrants granted the investors the right to purchase 1,076,930 shares of the Company’s common stock at $0.001 per share. On December 22, 2010, all of the Series B Exchange Warrants were exercised on a cashless basis and 1,075,622 shares of the Company’s common stock were issued to the Buyers.

•

Corps Real Note: On the Effective Date, the Company executed and delivered, favor of Corps Real, LLC (“Corps Real”) a secured convertible promissory note (the “Corps Real Note”) in an original principal amount equal to $2,291,560 which also allows the Company to draw up to an additional $0.9 million on the Corps Real Note. The Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Corps Real Note is secured by a first priority lien on all of the Company’s assets.

•

Laurus/Valens Secured Claims: On the Effective Date, the Company issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”) (collectively, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) two new term notes. One term note in the original aggregate principal amount of $24.9 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. A second term note in the original aggregate principal amount of $4.16 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of the Company’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, the Company prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above).

•

Plan Distributions to Unsecured Creditors: On the Effective Date, the Company became obligated to pay certain of its unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum in one installment on March 27, 2014.

The Qualifying Therapeutic Discovery Project:

On October 31, 2010, the Company received notice from the U.S. Internal Revenue Service (“IRS”) that it was approved to receive a Federal grant in the amount of approximately $0.24 million under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to:

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management plans (continued):

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

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of the quarter ended December 31, 2011 is adequate. However, actual write-offs might exceed the recorded allowance.

Three customers accounted for 55% of revenues for the three months ended December 31, 2011, while two customers accounted for 37% of revenues for the same period in the prior fiscal year. Three customers accounted for 67% of trade accounts receivable as of December 31, 2011, compared to five customers that accounted for 69% of trade accounts receivable as of September 30, 2011. A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 34% of revenues for the three months ended December 31, 2011, compared to 24% for the same period in the prior fiscal year. For the three months ended December 31, 2011 and 2010, sales to customers in the United Kingdom accounted for 27% and 25% of total revenue, respectively.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

5. Inventories:

Inventories consist of the following:

	December 31, 2011 (Unaudited)	September 30, 2011
Raw materials	$462,000	$462,000
Work-in-process	110,000	—
Finished goods	27,000	70,000

	$599,000	$532,000

6. Minnesota facility lease:

On December 2, 2010, the Company entered into a Lease Agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease contains provisions regarding a strategic collaboration whereby the Landlord has agreed to construct certain improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, including the manufacture of BiovaxID®. Over $1.5 million in facility improvements have been made to the premises. These improvements were financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota (in the aggregate amount of $0.353 million), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease. In connection with the Lease, the Company issued to the Landlord a warrant to purchase up to one million shares of the Company’s common stock. As a result of these transactions, the Company recorded an asset for the fair value of the warrant issued to the Landlord (approximately $0.825 million), and leasehold improvements in the amount of $0.55 million. These costs will be amortized over the ten year term of the lease. The respective carrying values of these assets are $0.743 million and $0.519 million as of December 31, 2011.

7. Related party transactions:

Notes payable, related party consists of the following:

	December 31, 2011 (Unaudited)	September 30, 2011
Accentia promissory demand note	$780,000	$—
Corps Real Note	2,292,000	2,292,000
Unamortized discount on Corps Real Note	(1,598,000)	(1,796,000)

	$1,474,000	$496,000

Corps Real Note:

On November 17, 2010, the Company issued a secured convertible promissory note (the “Corps Real Note”) in the principal amount of $2,291,560 to Corps Real, LLC (“Corps Real”). Corps Real, as well as, the majority owner of Corps Real are both managed by Ronald E. Osman, a shareholder and a director of the Company. The Corps Real Note allows the Company to draw up to an additional $0.9 million on the principal balance. The Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the Corps Real Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. The Company may prepay the Corps Real Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Corps Real Note into shares of the Company’s common stock at a conversion rate of $0.75 per share. The Corps Real Note is secured by a first priority lien on all of the Company’s assets.

The Corps Real Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the Corps Real Note. The discount will be amortized to interest expense using the effective interest method over the two year term of the Corps Real Note.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

7. Related party transactions (continued):

Accentia promissory demand note:

Notes payable, related party consists of approximately $0.8 million advanced to the Company from Accentia in the form of cash loans, payments directly to third parties on the Company’s behalf and allocated inter-company expenses. Included in this balance is approximately $0.2 million, representing the fair value of shares to be issued by Accentia in settlement of the claim filed by Clinstar, LLC against the Company in the Company’s Chapter 11 proceedings (Note 10).

8. Long-term debt:

Long-term debt consists of the following:

	December 31, 2011 (Unaudited)	September 30, 2011
Class 8, Unsecured Option A Obligations	$2,833,000	$2,770,000
Class 8, Unsecured Option C Notes	796,000	1,049,000
Exit Financing ($1.266 million principal less $1.068 million discount)	198,000	118,000
Coon Rapids Economic Development Authority Loan	345,000	348,000
Laurus/Valens Term A Notes	23,467,000	23,467,000
Laurus/Valens Term B Notes	4,160,000	4,160,000

	31,799,000	31,912,000
Less: current maturities	(24,475,000)	(1,063,000)

	$7,324,000	$30,849,000

Future maturities of long-term debt are as follows:

Years ending December 31,
2012	$25,543,000
2013	4,174,000
2014	2,848,000
2015	15,000
2016 thereafter	287,000

Total maturities	32,867,000
Less unamortized discount	(1,068,000)

$31,799,000

Class 8, Unsecured Option A Obligations:

On the Effective Date, the Company became obligated to certain of its unsecured creditors in the original aggregate principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). As of December 31, 2011, this obligation increased by $0.121 million due to an amendment made to the Company’s listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to the Phase 3 clinical trial for BiovaxID®, as well as the addition of an unsecured claim by the Company’s former landlord in St. Louis, Missouri. The unsecured claim by the Company’s former landlord had previously been recorded as a liability subject to compromise on the Company’s consolidated balance sheet as of September 30, 2011. As the final Option A Obligations differed from the previously recorded liability, the Company recorded a $0.066 million gain on reorganization for the three months ended December 31, 2011.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

•

should the Ten Day VWAP be less than $1.00 per share, the Option C Notes will not automatically convert into shares of the Company’s common stock, but will instead become payable at maturity (August 17, 2012), unless the Option C Note holder elects to convert one-eighth (1/8th) of its Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

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

At each quarterly conversion date, from February 17, 2011, and through December 17, 2011 with the Ten Day VWAP at less than $1.00 per share, the holders of the Option C Notes elected to convert one-eighth (1/8th) of the Option C Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 1,173,252 shares of the Company’s common stock.

Exit Financing:

On October 19, 2010, the Company completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, the Company issued secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock warrants to a total of twelve accredited investors (the “Buyers”). Pursuant to the Exit Financing, the Company issued two separate types of warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the Plan for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the Plan for new warrants to purchase a like number of shares of the Company’s common stock (the “Series B Exchange Warrants”).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

•

the Buyers may convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of the Company’s common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, the Company, at its option, may upon written notice to the Buyers, convert the then outstanding balance of the Exchange Notes into shares of the Company’s common stock at the conversion price then in effect under the Exchange Notes.

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

On December 22, 2010, the Series B Exchange Warrants were exercised on a cashless basis and an aggregate of 1,075,622 shares of the Company’s common stock were issued to the Buyers.

As of December 31, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of approximately 6.9 million shares of the Company’s common stock. The remaining principal balance outstanding on the Exchange Notes is $1.3 million as of December 31, 2011.

The Exchange Notes and Series A Exchange Warrants contain conversion and adjustment features properly classified as derivative instruments required to be recorded at fair value (Note 9). As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

Laurus/Valens Term A and Term B Notes:

On the Effective Date, the Company issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate principal amount of $29.06 million to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”) (collectively, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) in compromise and satisfaction of secured claims prior to the Effective Date.

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

On November 18, 2010, the Company prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Company’s Exit Financing (described above).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the accompanying condense consolidated balance sheets as of December 31, 2011 and September 30, 2011. The Company held no derivative assets at either reporting date.

	Liability Derivatives
	December 31, 2011 (unaudited)		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants (Note 8)	Derivative Liabilities	$1,672,000	Derivative Liabilities	$1,998,000
Conversion option on Exit Financing (Note 8)	Derivative Liabilities	—	Derivative Liabilities	1,000
Shares due per compromise order	Derivative Liabilities	78,000	Derivative Liabilities	118,000

Total derivatives not designated as hedging instruments		$1,750,000		$2,117,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

9. Derivative liabilities (continued):

Shares due per compromise order:

On the Effective Date, one of the holders of the Company’s 2008 secured debentures elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, beginning on November 17, 2010. The remaining 206,250 shares of the Company’s common stock issuable have been recorded as a derivative liability at fair value on the Company’s balance sheet as of December 31, 2011.

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2011 (unaudited)				September 30, 2011
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$1,750,000	$—	$1,750,000	$—	$2,117,000	$—	$2,117,000

10. Liabilities subject to compromise:

On the Effective Date, the Company settled the majority of its pre-petition claims. Footnote 3 contains a summary of certain material provisions of the Plan. For the quarter ended December 31, 2011, the Company settled an outstanding Class 8 unsecured claim in the approximate amount of $0.135 million through the issuance of a Class 8 Unsecured Option A Obligation (Note 8) resulting in a $0.066 million gain on reorganization recorded on the Company’s condensed consolidated statement of operations.

On February 1, 2012, the Company settled the last of its pre-petition claims. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million; one against the Company, in its Chapter 11 proceeding, and another against the Company’s majority shareholder, Accentia, in Accentia’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against the Company was denied, and Clinstar’s claim against Accentia was allowed, resulting in Accentia’s issuance of 283,186 shares of Accentia common stock in full satisfaction of the claim. The Company has recorded the settlement of this claim in the accompanying condensed, consolidated financial statements, resulting in a $0.16 million gain on reorganization for the three months ending December 31, 2011, and an increase of $0.15 million to the balance of the Accentia promissory demand note (Note 7), representing the Company’s intent to reimburse Accentia for the fair value of the shares Accentia issued to settle the claim.

11. Accrued interest:

Interest accrued on the Company’s outstanding debt is as follows:

	December 31, 2011 (Unaudited)	September 30, 2011
Corps Real Note	$176,000	$141,000
Exit Financing	7,000	7,000
Laurus/Valens Term A Notes	2,109,000	1,636,000
Laurus/Valens Term B Notes	374,000	290,000
Class 8, Unsecured Option A Obligations	331,000	288,000
Class 8, Unsecured Option C Notes	17,000	9,000
Coon Rapids Economic Development Authority Loans	1,000	1,000

Total accrued interest	$3,015,000	$2,372,000

Current	$2,310,000	$42,000
Non-Current	$705,000	$2,330,000

The current portion of accrued interest has been recorded in current accrued liabilities on the accompanying condensed consolidated balance sheets presented.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

12. Stock based compensation:

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer company stock due to the limited trading history of the Company’s common stock, as well as other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options outstanding and exercisable as of December 31, 2011 are as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2011	27,081,886	$0.56	7.41	$2,273,550
Granted	100,000	0.39	10.0	—
Exercised	—	—
Cancelled	(84,936)	1.26

Outstanding at December 31, 2011	27,096,950	0.56	7.17	1,932,375

Exercisable at December 31, 2011	25,576,950	$0.54	7.08	$1,932,375

Non-vested employee stock options:

	Shares	Weighted Avg. Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at October 1, 2011	1,425,000	$0.81
Granted	100,000	0.27
Vested	(5,000)	0.93
Cancelled	—	—

Non-vested at December 31, 2011	1,520,000	$0.78	$—

Approximately $0.2 million in compensation expense will be recognized over the next two years as a result of the vesting of shares.

Common stock warrants outstanding and exercisable as of December 31, 2011 are as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value
Outstanding at October 1, 2011	26,966,815	$0.84
Issued	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2011	26,966,815	0.84	$418,635

Exercisable at December 31, 2011	26,666,815	$0.83	$418,635

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

13. Segment information:

The Company operates in three (3) identifiable industry segments. The Company’s Cell Culture Products and Services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment is focused on developing BiovaxID® and received a federal grant in the amount of approximately $0.244 million under the Qualified Therapeutic Discovery Project, for the quarter ended December 31, 2010. In the current fiscal quarter, the Company recognized $0.100 million as a result of a sharing agreement involving the data from the Company’s Phase 3 clinical trial for BiovaxID®. The Company has met all obligations required under the data sharing agreement and does not anticipate earning any further revenue under the agreement.

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months Ended December 31,
	2011	2010
Revenues
Instruments and Disposables	$746,000	$307,000
Cell Culture Services	217,000	285,000
Therapeutic Vaccine	100,000	244,000

Total Revenues	1,063,000	836,000

Cost of Sales
Instruments and Disposables	431,000	317,000
Cell Culture Services	208,000	236,000

Total Cost of Sales	$639,000	$553,000

Gross Margin ($)	$424,000	$283,000
Gross Margin (%)	40%	34%

14. Commitments and contingencies:

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

14. Commitments and contingencies (continued):

Other proceedings:

On August 4, 2008, the Company was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. Upon the filing of the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against the Company, in its bankruptcy proceeding and another against the Company’s majority shareholder Accentia, in its bankruptcy proceeding. Both the Company and Accentia objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against the Company was denied and Clinstar’s proof of claim against Accentia was allowed. Upon the full satisfaction of Clinstar’s proof of claim against Accentia through the issuance of 283,186 shares of Accentia common stock at a conversion price of $1.36 per share as required by Accentia’s Bankruptcy Plan with an effective date of November 17, 2010, Clinstar shall have no further claims against the Company or Accentia for breach of contract for non-payment.

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

The Company also shares office space with the Company’s majority shareholder, Accentia, and utilizes the space as the Company’s principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

The Company anticipates that its facilities will meet its needs during fiscal 2012. The Company anticipates that as its development of BiovaxID® advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive cooperative research and development agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trial. Since the transfer to the Company of the IND application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty (60) day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

14. Commitments and contingencies (continued):

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

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

Stanford University Agreement:

In September 2004, the Company entered into an agreement (“Stanford Agreement”) with Stanford University (“Stanford”) allowing exclusive worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID® through 2019. Under the Stanford Agreement, the Company is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that the Company pay Stanford $0.1 million within one (1) year following FDA approval of BiovaxID, and following approval, the Company is required to pay Stanford a running royalty of the higher of $50 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Company’s agreement with Stanford obligates the Company to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate this agreement at any time upon thirty (30) days’ prior written notice and Stanford can terminate the agreement upon a breach of the agreement by the Company that remains uncured for thirty (30) days after written notice of the breach from Stanford.

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

As of December 31, 2011, Accentia owned approximately 61% of our issued and outstanding capital stock.

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

Results of Operations

Revenues. Total revenues for the three months ended December 31, 2011 were $1.1 million, compared to revenues of $0.8 million for the three months ended December 31, 2010. Included in product revenue for the current fiscal year is $0.1 million resulting from a sharing agreement involving the data from our Phase 3 clinical trial for BiovaxID®. Prior year’s results do not contain comparable revenue. We have met all obligations required under the data sharing agreement and do not anticipate earning any further revenue under the agreement.

Instrument sales in the current quarter were approximately $0.75 million, representing an increase of $0.44 million over the same quarter in the prior fiscal year. Compared to the previous year, we sold an additional seven instruments, accounting for an increase of approximately $0.24 million. We also sold an additional cultureware, tubing sets and other disposable products and supplies for use with our instrument product line which accounts for the remaining increase over the prior year.

On October 31, 2010, we were approved to receive a federal grant in the amount of approximately $0.244 million under the Qualifying Therapeutic Discovery Project. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions; reduce the long-term growth of health care costs in the U.S.; or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of BiovaxID.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended December 31, 2011 increased from 34% to 40% when compared to the three months ended December 31, 2010. Since a relatively high percentage of our costs are of a fixed nature, the increase in revenues, as discussed above, was a significant driver toward the increase in our gross margin. Additionally, the $0.1 million recognized from our data sharing agreement had a negligible amount of associated costs of sales, as the agreement simply required us to share our data set resulting from our Phase 3 clinical trial for BiovaxID®.

Operating Expenses. Research and development expenses have increased by $0.532 million for the three months ended December 31, 2011 compared to the same period in fiscal 2011. This is primarily attributable to an increase in wages and laboratory supplies as we continue to analyze the available data from our clinical trials and plan to seek accelerated and/or conditional approval with the FDA and international regulatory agencies. We have also expanded our manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which will provide us increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID®. As a result, our facility lease costs have increased from the prior year.

General and administrative expenses have decreased by $4.671 million when compared to the same quarter of the previous fiscal year. Upon the Effective Date of our Plan, which occurred in the first quarter of the prior fiscal year, a number of our incentive stock options previously issued to our employees and to the members of our Board of Directors became vested, resulting in a non-cash charge of approximately $4.537 million to general and administrative expense for the three months ended December 31, 2010. Stock compensation expense for the current fiscal quarter was significantly less, amounting to $0.072 million.

Other Income (Expense). Other expense for the three months ended December 31, 2011 includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Exit Financing, and other long term notes issued to our unsecured creditors as a result of our Plan, which are described below. As a result of restructuring our debt to a combination of long term notes and equity, interest expense decreased by $0.564 million from the three months ended December 31, 2010.

Other expense also includes a gain of $0.34 million and a loss of $4.619 million on derivative liabilities for the three months ended December 31, 2011 and 2010, respectively. The previous year’s loss results from conversion features associated with our then outstanding debt, as well as outstanding warrants which contained contingent exercise provisions. The value of these liabilities varied directly with the trading price of our outstanding common stock. As a result of our Plan, these conversion features no longer exist, and the contingent exercise provisions associated with the warrants have been eliminated.

In connection with our emergence from bankruptcy, we entered into a $7.0 million exit financing with an accredited investor group using Roth Capital Partners, LLC as placement agent. This exit financing consists of a two year secured note which is convertible into shares of our common stock, as well as warrants which have contingent exercise provisions. The conversion features associated with the exit financing have been recorded as a derivative liability which we are required to record at fair value. The value of the liabilities varies directly with the trading price of our outstanding common stock, accounting for the current quarter gain.

Reorganization Items.

Gain on Reorganization: We recognized a gain of $0.22 million and $0.06 million for the three months ended December 31, 2011 and 2010, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to the Plan, holders of existing voting shares immediately before confirmation received more than fifty percent (50%) of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by our Plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

Professional Fees: $0.02 million and $0.25 million were incurred for the quarters ending December 31, 2011 and 2010, respectively, for legal fees and U.S. Trustee fees paid as a result of our Chapter 11 proceedings. As our Plan was confirmed on November 17, 2010, our professional fees have declined considerably.

Liquidity and Capital Resources

At December 31, 2011, we had an accumulated deficit of approximately $162.6 million and working capital deficit of approximately $29.4 million. Our goal is to meet our cash requirements through additional public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our detailed analysis of our clinical trial results is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID®. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

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

Exit Financing

On October 19, 2010, we completed a financing as part of our Plan (the “Exit Financing”). Pursuant to the Exit Financing, we issued secured convertible notes in the aggregate original principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of our common stock (the “Initial Warrants”) to a total of twelve (accredited investors (the “Buyers”). Pursuant to the Exit Financing, we issued two separate types of Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured convertible notes (the “Exchange Notes”) in the aggregate original principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants with the right to purchase an aggregate of 8,733,096 shares of our common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of our common stock (the “Series B Exchange Warrants”). On December 22, 2010, the Series B Exchange Warrants were exercised on a cashless basis and 1,075,622 shares of our common stock were issued to the Buyers.

As of December 31, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted into shares of our common stock, resulting in the issuance to the Buyers of approximately 6.9 million shares of our common stock. The remaining principal balance outstanding on the Exchange Notes is $1.3 million as of December 31, 2011.

Corps Real, LLC

On the Effective Date, we executed and delivered in favor of Corps Real, LLC (“Corps Real”), a secured convertible promissory note (the “Corps Real Note”) in an original principal amount of $2,291,560, which allows us to draw up to an additional $0.9 million on the Corps Real Note. The Corps Real Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Corps Real Note is secured by a first priority lien on all of our assets. As of December 31, 2011, the outstanding principal amount of the Corps Real Note, as issued on the Effective Date, has remained unchanged.

Laurus/Valens (Class 2)

On the Effective Date, we issued two new term notes to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens Offshore I”), Valens Offshore SPV II, Corp. (“Valens Offshore II”), Valens U.S. SPV I, LLC (“Valens U.S.) (collectively, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”). One term note, in the original aggregate principal amount of $24.9 million, was issued in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. The second term note, in the original aggregate principal amount of $4.16 million, was also issued in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of our assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, we prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above).

As of December 31, 2011, our indebtedness under the Laurus/Valens Term A Notes was $23.5 million. As of December 31, 2011, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Effective Date, have remained unchanged.

Unsecured Option A Obligations (Class 8)

On the Effective Date, we became obligated to certain of our unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). As of December 31, 2011, the outstanding principal amounts of the Option A Obligations, as issued on the Effective Date, have increased by $0.12 million due to an amendment made to our listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to our clinical trial for BiovaxID®, as well as the addition and settlement of an unsecured claim by our former landlord in St. Louis, Missouri.

Unsecured Option C Notes (Class 8)

On the Effective Date, we became obligated to certain of our unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed Class 8 unsecured claim (including post-petition interest under the Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as 0.2 million shares of our common stock, at a conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into our common stock in seven quarterly installments beginning on February 17, 2011.

At each quarterly conversion date, from February 17, 2011 through December 17, 2011, with the Ten Day VWAP at less than $1.00 per share, the holders of the Option C Notes elected to convert one-eighth of the Option C Notes plus accrued interest into shares of our common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 1,173,252 shares of our common stock.

Minneapolis, Minnesota Facility Lease

On December 2, 2010, we entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of our existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease contains provisions regarding a strategic collaboration whereby the Landlord agreed to construct certain improvements to the leased premises to allow us to perform GMP manufacturing of biologic products in the Minneapolis facility, including the manufacture of BiovaxID®. Over $1.5 million in improvements have been made to the Minneapolis facility. These improvements have been financed by us through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (as described below), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease.

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

Fluctuations in Operating Results:

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, and the timing of increased research and development of BiovaxID®, and will be impacted by our planned marketing launch of the AutovaxID® instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other proceedings:

On August 4, 2008, we were served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of our Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us Company, in our bankruptcy proceeding and another against our majority shareholder, Accentia, in its bankruptcy proceeding. We, along with Accentia objected to Clinstar’s filing of Clinstar’s proofs of claim. On January 31, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against us was denied and Clinstar’s proof of claim against Accentia was allowed. Upon the full satisfaction of Clinstar’s proof of claim against Accentia through the issuance of 283,186 shares of Accentia common stock at a conversion price of $1.36 per share as required by Accentia Bankruptcy Plan with an effective date of November 17, 2010, Clinstar shall have no further claims against us or Accentia for breach of contract for non-payment.

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2011, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	During the three months ended December 31, 2011, pursuant to our Plan (with an effective date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued an aggregate of 402,744 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.35 to $1.66 per share and issuance dates between October 1, 2011 and December 31, 2011.

2.	On November 29, 2011, we issued an incentive stock option award agreement (the “Gangemi Option Award”) to J. David Gangemi, Ph.D. pursuant to the October 17, 2011 Consultant Agreement between our Company and Dr. Gangemi. In consideration for services to be rendered to us by Dr. Gangemi, the Gangemi Option Award granted Dr. Gangemi an option to purchase 100,000 shares of our common stock at an exercise price of $0.39 per share and will vest upon the achievement of certain developmental milestones.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in paragraph 2 above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to a written compensatory plan or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sale and issuance did not involve any public offering, were made without general solicitation or advertising, and the purchaser represented his intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were (or will be) affixed to the share certificate and instrument issued (or to be issued) in such transaction. The recipient had adequate access, through his relationships with us, to information about us.

No underwriters were employed in any of the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved.)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

101**+	The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 10, 2012	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
Chief Executive Officer; President; General Counsel
(Principal Executive Officer)

Date: February 10, 2012	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)