Form 10-Q
period 2012-03-31
BIOVEST INTERNATIONAL INC
filed 2012-05-15
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of April 30, 2012, there were 145,488,064 shares of the registrant’s common stock outstanding.

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

INDEX

BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash	$212,000	$201,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at March 31, 2012 and September 30, 2011	450,000	395,000
Costs and estimated earnings in excess of billings on uncompleted contracts	51,000	—
Inventories	443,000	532,000
Prepaid expenses and other current assets	175,000	476,000

Total current assets	1,331,000	1,604,000
Property and equipment, net	830,000	771,000
Patents and trademarks, net	216,000	231,000
Goodwill	2,131,000	2,131,000
Other assets	639,000	681,000

Total assets	$5,147,000	$5,418,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$527,000	$371,000
Accrued liabilities	2,963,000	178,000
Customer deposits	30,000	116,000
Derivative liabilities	2,933,000	2,117,000
Notes payable, related party	2,839,000	—
Current maturities of long term debt	24,319,000	1,063,000

Total current liabilities	33,611,000	3,845,000

Long term debt, less current maturities	7,320,000	30,849,000
Long term debt, related party	—	496,000
Accrued interest	823,000	2,330,000
Other	61,000	—

Total liabilities not subject to compromise	41,815,000	37,520,000
Liabilities subject to compromise (Note 10)	—	444,000

Total liabilities	41,815,000	37,964,000
Commitments and contingencies (Note 14)	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 145,473,579 and 143,966,460 issued and outstanding at March 31, 2012 and September 30, 2011	1,455,000	1,440,000
Additional paid-in capital	130,403,000	127,149,000
Accumulated deficit	(168,526,000)	(161,135,000)

Total stockholders’ deficit	(36,668,000)	(32,546,000)

Total liabilities and stockholders’ deficit	$5,147,000	$5,418,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Products	$992,000	$844,000	$1,838,000	$1,151,000
Services	226,000	377,000	443,000	662,000
Qualified Therapeutic Discovery Project Grant	—	—	—	244,000

Total revenue	1,218,000	1,221,000	2,281,000	2,057,000
Operating costs and expenses:
Cost of revenue:
Products	557,000	406,000	988,000	723,000
Services	238,000	250,000	446,000	486,000
Research and development expense	1,367,000	356,000	2,140,000	598,000
General and administrative expense	2,571,000	2,371,000	3,198,000	7,669,000

Total operating costs and expenses	4,733,000	3,383,000	6,772,000	9,476,000

Loss from operations	(3,515,000)	(2,162,000)	(4,491,000)	(7,419,000)

Other income (expense):
Interest expense, net	(1,152,000)	(1,095,000)	(2,197,000)	(2,704,000)
(Loss)/Gain on derivative liabilities	(1,232,000)	3,244,000	(892,000)	(1,375,000)
Other (expense)/income, net	(5,000)	17,000	(8,000)	21,000

Total other income (expense)	(2,389,000)	2,166,000	(3,097,000)	(4,058,000)

Income (Loss) before reorganization items and income taxes	(5,904,000)	4,000	(7,588,000)	(11,477,000)

Reorganization items:
Gain on reorganization	—	78,000	222,000	132,000
Professional fees	(7,000)	—	(25,000)	(253,000)

Total reorganization items	(7,000)	78,000	197,000	(121,000)

Net income (loss)	$(5,911,000)	$82,000	$(7,391,000)	$(11,598,000)

Income/(Loss) per common share:
Basic and diluted	$(0.04)	$0.00	$(0.05)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	144,876,529	140,924,879	144,520,945	128,933,007

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at October 1, 2011	143,966,460	$1,440,000	$127,149,000	$(161,135,000)	$(32,546,000)
Issuance of common shares for interest on outstanding debt	112,736	1,000	50,000	—	51,000
Shares issued pursuant to plan of reorganization	722,290	7,000	652,000	—	659,000
Employee share-based compensation	—	—	2,413,000	—	2,413,000
Shares issued upon exercise of warrants	662,093	7,000	138,000		145,000
Shares issued upon exercise of employee options	10,000	—	1,000		1,000
Net Loss	—	—	—	(7,391,000)	(7,391,000)

Balances at March 31, 2012	145,473,579	$1,455,000	$130,403,000	$(168,526,000)	$(36,668,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,391,000)	$(11,598,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	59,000	24,000
Amortization of patents	15,000	15,000
Employee share-based compensation	2,413,000	6,314,000
Amortization of discount on notes payable	688,000	240,000
Amortization of deferred loan costs	59,000	938,000
Loss on common shares issued for interest on outstanding debt	7,000	376,000
Loss on derivative liabilities	892,000	1,375,000
Changes in cash resulting from changes in:
Operating assets	17,000	(39,000)
Operating liabilities	1,421,000	810,000

Net cash flows from operating activities before reorganization items	(1,820,000)	(1,545,000)

Reorganization items:
Gain on reorganization plan	(222,000)	(132,000)
Change in accrued professional fees	—	(278,000)

Net change in cash flows from reorganization items	(222,000)	(410,000)

Net cash flows from operating activities	(2,042,000)	(1,955,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(118,000)	(120,000)

Net cash flows from investing activities	(118,000)	(120,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(7,000)	(2,026,000)
Advances from/(to) related party	1,956,000	(46,000)
Proceeds from long-term debt	—	7,000,000
Proceeds from exercise of stock options and warrants	145,000	6,000
Proceeds from equipment financing	77,000	—
Payment of deferred financing costs	—	(755,000)

Net cash flows from financing activities	2,171,000	4,179,000

Net change in cash	11,000	2,104,000
Cash at beginning of period	201,000	206,000

Cash at end of period	$212,000	$2,310,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants (Note 8)	$—	$7,376,000
Issuance of shares for payment of principal and interest on outstanding debt (Note 8)	$51,000	$4,745,000
Issuance of shares to settle pre-petition claims (Note 8)	$659,000	$52,485,000
Increase in March 2014 Obligations (Note 8)	$63,000	$—
Cash paid for interest during period	$120,000	$75,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

1. Description of the Company:

The Company’s business consists of three primary business segments: development of BiovaxID® and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID® and other instruments and consumables; and commercial production of cell culture products and services.

As a result of Biovest International, Inc.’s (the “Company” or “Biovest”) collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under the Company’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. The Company believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

To support the Company’s planned commercialization of BiovaxID, the Company developed an automated cell culture instrument called AutovaxID. The Company believes that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID, and potentially for various vaccines, including vaccines for influenza and other contagious diseases. The Company is collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. AutovaxID has a small footprint and supports scalable production.

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

The Company successfully completed reorganization and formally exited reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as a fully restructured company. Through the provisions of the Company’s bankruptcy plan (as amended), effective on November 17, 2010 (the “Plan”), the Company was able to restructure the majority of its debt into a combination of long-term notes and equity. The Company’s Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of the Company’s Chapter 11 estate has been completed. On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing the Company’s Chapter 11 proceedings.

As of April 30, 2012, the Company’s parent, Accentia Biopharmaceuticals, Inc. (“Accentia”) owned approximately 60% of the Company’s outstanding common stock.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

2. Significant accounting policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements.

Operating results for the three and six months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Principles of consolidation:

The unaudited condensed consolidated financial statements include Biovest Europe, Limited, a wholly-owned subsidiary of the Company. Biovest Europe, Limited was incorporated in the United Kingdom on June 29, 2011.

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

Pursuant to the Plan, holders of existing voting shares of the Company’s common stock immediately before Plan confirmation received more than 50% of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the quarter ended March 31, 2012, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

2. Significant accounting policies (continued):

Fair value of financial assets and liabilities (continued):

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiary have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

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

The Company reports its derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011 (Note 9).

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

Grant revenue:

Grant revenue is the result of the Company being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2011.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

2. Significant accounting policies (continued):

Stock-based compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718—Stock Compensation, which, requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

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

3. Liquidity:

The Company’s independent auditors issued a “going concern” qualification on the consolidated financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Outstanding Indebtedness

	Outstanding Principal plus Interest as of March 31, 2012	Interest Rate (per annum)	Maturity Date	Aggregate Number of Warrants Outstanding	Exercise Price	Expiration Date
Exit Financing	$1,273,000	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Corps Real Note	2,503,000	16.0%	11/17/2012	—	—	—
Laurus/Valens Term A Notes	26,044,000	8.0%	11/17/2012	—	—	—
Laurus/Valens Term B Notes	4,617,000	8.0%	11/17/2013	—	—	—
March 2014 Obligations	3,199,000	5.0%	03/17/2014	—	—	—
August 2012 Notes	511,000	7.0%	08/17/2012	—	—	—
Coons Rapids Economic Development Authority Loans	342,000	4.1%	05/01/2021	—	—	—
Accentia promissory demand notes	1,870,000	3.25%	Upon demand	—	—	—

See Notes 7, 8, and 15 below for more information on the outstanding debt listed in the table above.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

3. Liquidity (continued):

Additional expected financing activity:

Management intends to meet its cash requirements through proceeds from the Corps Real Note, from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its plans for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID® and AutovaxID®. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and to pursue ongoing development and commercialization of BiovaxID and AutovaxID, including potentially seeking marketing approval is dependent upon its ability to obtain significant external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Accounts receivable, concentrations of credit risk and major customers:

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of March 31, 2012 is adequate. However, actual write-offs might exceed the recorded allowance.

Two customers accounted for 33% of revenues for the three months ended March 31, 2012 while one customer accounted for 18% of revenues for the same period in the previous fiscal year. For the six months ended March 31, 2012 and 2011, three customers accounted for 41% of revenues and one customer accounted for 18% of revenues, respectively. Six customers accounted for 76% of trade accounts receivable as of March 31, 2012, compared to three customers that accounted for 69% of trade accounts receivable as of March 31, 2011.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 36% and 22% of total revenues for the six months ended March 31, 2012 and 2011, respectively and 38% and 21% of total revenues for the three months ended March 31, 2012 and 2011, respectively. For the six months ended March 31, 2012 and 2011, sales to customers in the United Kingdom accounted for 20% and 19% of total revenue, while sales to customers in Canada accounted for 15% of total revenue for the six months ended March 31, 2012. Sales to Canadian customers were minimal for the six months ended March 31, 2011.

5. Inventories:

Inventories consist of the following:

	March 31, 2012 (Unaudited)	September 30, 2011
Raw materials	$328,000	$462,000
Work-in-process	37,000	—
Finished goods	78,000	70,000

	$443,000	$532,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

6. Minnesota facility lease:

On December 2, 2010, the Company entered into a Lease Agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease contains provisions regarding a strategic collaboration whereby the Landlord agreed to construct certain capital improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, including the manufacture of BiovaxID®. As of September 30, 2011, the $1.5 million in improvements were completed. These improvements were financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota (in the aggregate amount of $0.353 million), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease. In connection with the Lease, the Company issued to the Landlord a warrant to purchase up to one million shares of the Company’s common stock. As a result of these transactions, the Company recorded an asset for the fair value of the warrant issued to the Landlord (approximately $0.825 million), and leasehold improvements in the amount of $0.55 million. These costs are being amortized over the ten year term of the lease. The respective carrying values of these assets are $0.722 million and $0.505 million as of March 31, 2012.

7. Related party transactions:

Related party debt consists of the following:

	March 31, 2012 (Unaudited)	September 30, 2011
Accentia promissory demand notes	$1,870,000	$—
Corps Real Note	2,292,000	2,292,000
Unamortized discount on Corps Real Note	(1,323,000)	(1,796,000)

	$2,839,000	$496,000

Corps Real Note:

On November 17, 2010, the Company issued a secured convertible promissory note (the “Corps Real Note”) in the principal amount of $2,291,560 to Corps Real, LLC (“Corps Real”). Corps Real and the majority owner of Corps Real are both managed by Ronald E. Osman, a shareholder and a director of the Company. Under the terms of the Corp Real Note, Corps Real may elect to invest an additional $0.9 million. The Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the Corps Real Note at a fixed rate of 16% per annum, with interest in the amount of 10% to be paid monthly and interest in the amount of 6% to accrue and be paid on the maturity date. The Company may prepay the Corps Real Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Corps Real Note into shares of the Company’s common stock at a conversion rate of $0.75 per share. The Corps Real Note is secured by a first priority lien on all of the Company’s assets.

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

Accentia promissory demand note:

Notes payable, related party consists of approximately $1.9 million advanced to the Company from Accentia in the form of cash loans, payments directly to third parties on the Company’s behalf and allocated inter-company expenses. Included in this balance is approximately $0.2 million, representing the fair value of shares issued by Accentia in settlement of the unsecured claim filed by Clinstar, LLC against the Company in the Company’s Chapter 11 proceedings (Note 10). The note is due upon demand and accrues interest at the prime rate (3.25% at March 31, 2012).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Long-term debt:

Long-term debt consists of the following:

	March 31, 2012 (Unaudited)	September 30, 2011
March 2014 Obligations	$2,833,000	$2,770,000
August 2012 Notes	506,000	1,049,000
Exit Financing ($1.266 million principal less $0.934 million discount)	332,000	118,000
Coon Rapids Economic Development Authority Loans	341,000	348,000
Laurus/Valens Term A Notes	23,467,000	23,467,000
Laurus/Valens Term B Notes	4,160,000	4,160,000

	31,639,000	31,912,000
Less: current maturities	(24,319,000)	(1,063,000)

	$7,320,000	$30,849,000

Future maturities of long-term debt are as follows:

Years ending March 31,
2013	$25,253,000
2014	7,007,000
2015	15,000
2016	15,000
2017 and thereafter	283,000

Total maturities	32,573,000
Less unamortized discount	(934,000)

$31,639,000

March 2014 Obligations:

On November 17, 2010, the Company became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to allowing a previously unfiled unsecured claim and the amendment on the amount owed on an unsecured claim. The March 2014 Obligations differed from the previously recorded liability, the Company recorded a $0.07 million gain on reorganization for the six months ended March 31, 2012.

August 2012 Notes:

On November 17, 2010, the Company became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed unsecured claim (including post-petition interest under the Plan at the rate of 3% per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “August 2012 Notes”), as well as 0.2 million shares of the Company’s common stock, using an effective conversion rate equal to $1.66 per share. The August 2012 Notes mature on August 17, 2012 and interest accrues at 7% per annum. The August 2012 Notes are convertible into shares of the Company’s common stock in seven quarterly installments beginning on February 17, 2011. The following are the material terms and conditions of the August 2012 Notes:

•

provided that the average of the volume weighted average prices for the Company’s common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth of the August 2012 Notes plus accrued interest will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP;

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Long-term debt (continued):

August 2012 Notes (continued):

•

should the Ten Day VWAP be less than $1.00 per share, the August 2012 Notes will not automatically convert into shares of the Company’s common stock, but will instead become payable on August 17, 2012, unless the August 2012 Note holder elects to convert one-eighth of its August 2012 Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal and unpaid interest outstanding on August 17, 2012, will be due and payable in full, at the Company’s election in either cash or in shares of the Company’s common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an August 2012 Note holder, at its option, may convert any or all of its August 2012 Note plus the then accrued and unpaid interest into shares of the Company’s common stock at a conversion rate equal to the $1.66 per share; and

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.88 per share for thirty consecutive trading days, the Company, at its option, may require the conversion of the then aggregate outstanding balance of the August 2012 Notes plus any accrued and unpaid interest at a conversion rate equal to $1.66 per share.

At each quarterly conversion date, from February 17, 2011 and through February 17, 2012 with the Ten Day VWAP at less than $1.00 per share, the holders of the August 2012 Notes elected to convert one-eighth of the August 2012 Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 1,486,435 shares of the Company’s common stock. As of March 31, 2012, approximately $0.5 million in principal remains outstanding on the August 2012 Notes.

Exit Financing:

On October 19, 2010, the Company completed a financing as part of its Plan. The Company issued secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of the Company’s common stock warrants (the “Exit Financing”). The Company issued two separate types of warrants to the holders of the Exchange Notes, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On November 17, 2010 and pursuant to the Plan: (a) the Initial Notes were exchanged for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged for new warrants to purchase a like number of shares of the Company’s common stock (the “Series B Exchange Warrants”). The following are the material terms and conditions of the Exchange Notes:

•	the maturity date is November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues monthly and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of 7% per annum (with a 15% per annum default rate), and is payable monthly in arrears;

•	the Company may elect to pay monthly interest in either cash or subject to certain specified conditions, in shares of the Company’s common stock;

•

the Company may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of the Company’s common stock is at least 150% of the then-effective conversion price for any ten consecutive trading days, the Company, at its option, may upon written notice to the Buyers, convert the then outstanding balance of the Exchange Notes into shares of the Company’s common stock at the conversion price then in effect under the Exchange Notes.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Long-term debt (continued):

Exit Financing (continued):

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the holders of the Series A Exchange Warrants have a right to purchase an aggregate of 8,733,096 shares of the Company’s common stock;

•	have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if the Company issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, the Series A Exchange Warrants holders have the right to substitute any of the applicable variable price formulations for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised on a cashless basis and an aggregate of 1,075,622 shares of the Company’s common stock were issued to the Series B Exchange Warrant holders.

As of March 31, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to the Company’s common stock, resulting in the issuance to the Exchange Note holders of 6.9 million shares of the Company’s common stock. The principal balance of the Exchange Notes was approximately $1.3 million, as of March 31, 2012.

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

Laurus/Valens Term A and Term B Notes:

On November 17, 2010, the Company issued two types of notes – one type in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. ( collectively, “Laurus/Valens”) in compromise and satisfaction of secured claims prior to November 17, 2010. The following are the material terms and conditions of the Term A Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2012;

•	interest accrues at the rate of 8% per annum (with a 12% percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Term A Notes, without penalty, at any time; and

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Long-term debt (continued):

Laurus/Valens Term A and Term B Notes (continued):

•	the Company is required to make mandatory prepayments under the Term A Notes as follows:

•

a prepayment equal to 30% of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by the Company) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Term A Notes;

•	from any intercompany funding by Accentia to the Company (with certain exceptions and conditions); and

•

a prepayment equal to 50% the of positive net cash flow of the Company for each fiscal quarter after the November 17, 2010, less the amount of certain capital expenditures on certain biopharmaceutical products of the Company made during such fiscal quarter or during any prior fiscal quarter ending after November 17, 2010.

On November 18, 2010, the Company prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing.

The following are the material terms and conditions of the Term B Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2013;

•	interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company may prepay the Term B Notes, without penalty, at any time; and

•

provided that the Term A Notes have been paid in full, the Company is required to make mandatory prepayments under the Term B Notes from any intercompany funding by Accentia to the Company (with certain exceptions and conditions), but only up to the outstanding principal and accrued interest under the Term B Notes.

The Term A Notes and the Term B Notes are secured by a lien on all of the Company’s assets, junior only to the lien granted to Corps Real and to certain permitted liens. The Term A Notes and the Term B Notes are guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by Accentia’s pledge of 20,115,818 shares of the Company’s common stock owned by Accentia (See Note 15 – Subsequent event).

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	March 31, 2012 (unaudited)		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants (Note 8)	Derivative Liabilities	$2,850,000	Derivative Liabilities	$1,998,000
Conversion option on Exit Financing (Note 8)	Derivative Liabilities	5,000	Derivative Liabilities	1,000
Shares due per compromise order	Derivative Liabilities	78,000	Derivative Liabilities	118,000

Total derivatives not designated as hedging instruments		$2,933,000		$2,117,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

9. Derivative liabilities (continued):

Shares due per compromise order:

On November 17, 2010 and pursuant to the Plan, one of the holders of the Company’s 2008 secured debentures elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, beginning on November 17, 2010. The remaining 137,500 shares of the Company’s common stock issuable have been recorded as a derivative liability at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2012.

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2012 (unaudited)				September 30, 2011
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$2,933,000	$—	$2,933,000	$—	$2,117,000	$—	$2,117,000

10. Liabilities subject to compromise:

On November 17, 2010, the Company settled the majority of its pre-petition claims. For the six months ended March 31, 2012, the Company settled an outstanding unsecured claim in the approximate amount of $0.135 million through the issuance of an March 2014 Obligation (Note 8) resulting in a $0.066 million gain on reorganization recorded on the Company’s condensed consolidated statement of operations.

On February 1, 2012, the Company settled the last of its pre-petition claims. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million: one against the Company, in its Chapter 11 proceeding, and another against the Company’s majority shareholder, Accentia, in Accentia’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against the Company was denied, and Clinstar’s claim against Accentia was allowed, resulting in Accentia’s issuance of 283,186 shares of Accentia common stock in full satisfaction of the claim. The Company has recorded the settlement of this claim in the accompanying condensed, consolidated financial statements, resulting in a $0.16 million gain on reorganization for the six months ending March 31, 2012, and an increase of $0.15 million to the balance of the Accentia promissory demand note (Note 7), representing the Company’s intent to reimburse Accentia for the fair value of the shares Accentia issued to settle the claim.

11. Accrued interest:

Interest accrued on the Company’s outstanding debt is as follows:

	March 31, 2012 (Unaudited)	September 30, 2011
Corps Real Note	$211,000	$141,000
Exit Financing	7,000	7,000
Laurus/Valens Term A Notes	2,577,000	1,636,000
Laurus/Valens Term B Notes	457,000	290,000
March 2014 Obligations	366,000	288,000
August 2012 Notes	4,000	9,000
Coon Rapids Economic Development Authority Loans	1,000	1,000

Total accrued interest	$3,623,000	$2,372,000

Current	$2,800,000	$42,000
Non-Current	$823,000	$2,330,000

The current portion of accrued interest has been recorded in current accrued liabilities on the accompanying condensed consolidated balance sheets.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

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

On March 30, 2012, the Company’s board of directors approved and the Company granted the issuance of approximately 5.8 million incentive stock options to employees and directors of the Company under the terms of the Company’s 2010 Equity Incentive Plan. All options vested immediately and have an exercise price of $0.57 per share.

Common stock options outstanding and exercisable as of March 31, 2012 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2011	27,081,886	$0.56	7.41	$2,273,550
Granted	5,911,540	0.57
Exercised	(10,000)	0.06
Cancelled	(84,936)	1.26

Outstanding at March 31, 2012	32,898,490	0.56	7.47	3,287,659

Exercisable at March 31, 2012	31,765,990	$0.55	7.43	$3,262,959

Non-vested employee stock options:

	Shares	Weighted Avg. Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at October 1, 2011	1,425,000	$0.81
Granted	100,000	0.27
Vested	(392,500)	0.76
Cancelled	—	—

Non-vested at March 31, 2012	1,132,500	$0.78	$24,700

Approximately $0.1 million in compensation expense will be recognized over the next year as a result of the vesting of shares.

Common stock warrants outstanding and exercisable as of March 31, 2012 are as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value
Outstanding at October 1, 2011	26,966,815	$0.84
Issued	—	—
Exercised	(1,756,817)	0.32
Cancelled	(25,000)	1.10

Outstanding at March 31, 2012	25,184,998	0.87	$1,884,745

Exercisable at March 31, 2012	24,884,998	$0.87	$1,884,745

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

13. Segment information:

The Company operates in three identifiable industry segments. The Company’s Cell Culture Products and Services segment is engaged in the production and contract manufacturing of biologics and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment is focused on developing BiovaxID® and received a federal grant in the amount of approximately $0.244 million under the Qualified Therapeutic Discovery Project, for the six months ended March 31, 2011. For the six months ended March 31, 2012, the Company recognized $0.1 million as a result of a sharing agreement involving the data from the Company’s Phase 3 clinical trial for BiovaxID. The Company has met all obligations required under the data sharing agreement and does not anticipate earning any further revenue under the agreement.

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended March 31,		Six Months ended March 31,
	2012	2011	2012	2011
Revenues

Instruments and Disposables	$992,000	$844,000	$1,738,000	$1,151,000
Cell Culture Services	226,000	377,000	443,000	662,000
Therapeutic Vaccine	—	—	100,000	244,000

Total Revenues	1,218,000	1,221,000	2,281,000	2,057,000

Cost of Sales
Instruments and Disposables	557,000	406,000	988,000	723,000
Cell Culture Services	238,000	250,000	446,000	486,000

Total Cost of Sales	795,000	656,000	1,434,000	1,209,000

Gross Margin ($)	$423,000	$565,000	$847,000	$848,000
Gross Margin (%)	35%	46%	37%	41%

14. Commitments and contingencies:

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization. On November 2, 2010, the in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. The Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code, and the administration of the Company’s Chapter 11 estate has been completed. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing the Company’s Chapter 11 proceeding.

Other proceedings:

On August 4, 2008, the Company was served with a summons and complaint filed in California Superior Court on behalf of Clinstar for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against the Company, in its bankruptcy proceeding and another against Accentia, in Accentia’s bankruptcy proceeding. Both the Company and Accentia objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against the Company was denied and Clinstar’s proof of claim against Accentia was allowed. Upon the full satisfaction of Clinstar’s proof of claim against Accentia through the issuance of 283,186 shares of Accentia common stock at a conversion price of $1.36 per share as required by Accentia’s Bankruptcy Plan with an effective date of November 17, 2010, Clinstar shall have no further claims against the Company or Accentia for breach of contract for non-payment.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

14. Commitments and contingencies (continued):

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

Facility leases:

The Company leases approximately 35,000 square feet facility in Minneapolis (Coon Rapids), Minnesota, which is used for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. The lease agreement (the “Lease”) provided for certain capital improvements to the facility, which were financed and performed principally by the landlord, as well as through government grant loans from city and state agencies in Minnesota. These improvements were completed as of September 30, 2011 and included the construction of a good manufacturing practices vaccine manufacturing space. Total rent payments for years 1-5 under the Lease will be $0.4 million per year. Total rent payments for years 6-10 under the Lease will be $0.5 million per year. The Lease expires on December 2, 2020. The Company also has the right to extend the term of the Lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term, or market rates in effect at the end of the ten year initial lease term.

The Company also shares office space with the Company’s majority shareholder, Accentia, and utilizes the space as the Company’s principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2012. The Company anticipates that as its development of BiovaxID® and AutovaxID® advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive cooperative research and development agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the Company’s Phase 3 clinical trial. Since the transfer to the Company of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine.

Food and Drug Administration:

The U.S. Food and Drug Administration (“FDA”) has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

14. Commitments and contingencies (continued):

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

Stanford University Agreement:

In September 2004, the Company entered into an agreement with Stanford University (“Stanford”) allowing exclusive worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID through 2019 (“Stanford Agreement”). Under the Stanford Agreement, the Company is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that the Company pay Stanford $0.1 million within one year following FDA approval of BiovaxID, and following approval, the Company is required to pay Stanford a running royalty of the higher of $50 per patient or 0.05% of revenues received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Stanford Agreement obligates the Company to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate this agreement at any time upon 30 days prior written notice and Stanford can terminate the Stanford Agreement upon a breach of the agreement by the Company that remains uncured for 30 days after written notice of the breach from Stanford.

Royalty Agreements:

On November 17, 2010, the Company, Accentia, and Laurus/Valens entered into agreements whereby Accentia terminated and cancelled all of its royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID and the Company’s other biologic products. As a result of the foregoing agreements, the total aggregate royalty obligation on BiovaxID and the Company’s other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s royalty interest on the AutovaxID instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

15. Subsequent event:

May 2012 agreement regarding the Laurus/Valens Term A and Term B Notes:

On May 10, 2012, the Company entered into an agreement with Laurus/Valens relating to the indebtedness and common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if the Company or a designee pay $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to the Company or the Company’s designee, (ii) assign back to the Company an aggregate of 10,232,132 shares of the Company’s outstanding common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to the Company one-half of Laurus/Valens’ royalty interest in BiovaxID® and the Company’s other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity date to December 31, 2014, (ii) the Company will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of Laurus/Valens indebtedness, (iii) the Company will be permitted to issue new indebtedness that is pari passu with Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by the Company (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to the Company a pro rata portion of the above-described shares and royalty interests based on the amount by which the Actual Paydown Amount bears to the Buy Out Amount. If within 90 days following the payment of the Actual Paydown Amount the Company is able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to the Company as though the Company originally paid the full Buyout Amount on or before August 15, 2012.

In addition to the foregoing, under the Paydown Agreement, Laurus/Valens has agreed to limit any sales of the Company’s common stock between May 10, 2012 and August 15, 2012 to 1% of the Company’s outstanding common stock. Also, in the event that the Buy Out Amount or Minimum Paydown Amount is received on or before May 15, 2012, Laurus/Valens will agree to a lock-up of up to two years on 3.0 million of the Company common shares (or in the case of a Minimum Paydown Amount, a pro rata portion thereof based on the Actual Paydown Amount) and grant the Company the right to purchase such shares during such lock-up period for a purchase price of $0.50 per share. The effectiveness of the Paydown Agreement is subject to the written consent of Corps Real.

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

Overview

Our business consists of three primary business segments: the development of BiovaxID® and potentially other B-cell blood cancer vaccines; the manufacture and sale of AutovaxID® and other instruments and consumables; and the commercial production of cell culture products and services.

As a result of our collaboration with the National Cancer Institute (“NCI”), we are developing BiovaxID as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under our investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID.

To support our planned commercialization of BiovaxID, we developed an automated cell culture instrument called AutovaxID. We believe that AutovaxID has significant potential application in the production of a broad range of patient-specific medicines, such as BiovaxID, and potentially for various vaccines, including vaccines for influenza and other contagious diseases. We are collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza. AutovaxID is automated and computer controlled to improve cell production reliability and to maximize cell production. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. AutovaxID has a small footprint and supports scalable production.

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

In April 2003, we entered into an Investment Agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. We continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934 following the investment of Accentia. As of April 30, 2012, Accentia owned approximately 60% of our issued and outstanding common stock.

We successfully completed reorganization and formally exited reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as a fully restructured company. Through the provisions of our bankruptcy plan (as amended), effective on November 17, 2010 (the “Plan”), we were able to restructure the majority of our debt into a combination of long-term notes and equity. Our Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of our Chapter 11 estate has been completed. On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing our Chapter 11 proceedings.

Regulatory Strategy

BiovaxID®

Under our IND for BiovaxID, two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indication of FL and MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID. We are in the process of conducting clinical pre-filing discussions with domestic and international regulatory agencies to discuss the potential regulatory approval pathway for BiovaxID.

We are focusing on our plans to seek regulatory approval for BiovaxID for the treatment of FL, and these clinical pre-filing regulatory agency meetings are anticipated to confirm the next steps and requirements in the regulatory process. In preparing for these regulatory meetings, we are continuing our analyses of the data available from our Phase 2 and Phase 3 clinical trials, so that we can have as comprehensive as possible discussions regarding the safety and efficacy results for BiovaxID. In addition, we continue to advance our efforts to comply with various regulatory validations and comparability requirements related to our manufacturing process and facility. We also anticipate conducting separate discussions with various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL.

Should Biovest seek accelerated or conditional approval, such regulatory pathway may require Biovest to perform additional clinical studies as a condition to continued marketing of BiovaxID, which may result in additional clinical trial expenses. There can be no assurances that we will receive approval, including accelerated or conditional approval. Our ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts.

AutovaxID®

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. We plan to utilize the AutovaxID technology to streamline commercial manufacture of our proprietary anti-cancer vaccine, BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with cGMP standards. We are collaborating with the DoD to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza.

Results of Operations

Revenues. Total revenues for the six months ended March 31, 2012 were $2.3 million, compared to revenues of $2.1 million for the six months ended March 31, 2011. Included in product revenue for the current fiscal year is $0.1 million resulting from a data sharing agreement which required us to share our data set resulting from our Phase 3 clinical trial for BiovaxID®. Prior year’s results do not contain comparable revenue. We have met all obligations required under the data sharing agreement and do not anticipate earning any further revenue under the agreement.

Instrument sales for the three month period ended March 31, 2012 were approximately $1.0 million, representing an increase of $0.1 million over the same three month period ended March 31, 2011, primarily attributable to sale of cultureware units. Compared to the previous year, we sold an additional seven instruments accounting for an increase of approximately $0.3 million in the six month period ended March 31, 2012 compared to the six month period ended March 31, 2011. We also sold additional cultureware, tubing sets and other disposable products and supplies for use with our instrument product line which accounts for the remaining increase over the six month period from the previous year.

In November 2010, we received from the U.S. Internal Revenue Service, a federal grant award in the amount of approximately $0.24 million. The federal grant was granted under the Qualifying Therapeutic Discovery Project, as a tax credit under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. Under the Qualifying Therapeutic Discovery Project, the tax credits are awarded to therapeutic discovery projects that show a reasonable potential to: (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, (b) reduce the long-term growth of health care costs in the U.S., or (c) significantly advance the goal of curing cancer within 30 years. Allocation of the tax credits takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. We were awarded the federal grant to support the advancement of BiovaxID.

Gross Margin. The overall gross margin as a percentage of sales for the six months ended March 31, 2012 decreased from 41% to 37% when compared to the six months ended March 31, 2011. This was primarily due to the mix of long-term contract manufacturing projects in process or completed during the period.

Operating Expenses. Research and development expenses have increased by $1.5 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. This is attributable to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages and laboratory supplies as we continue to analyze the available data from our clinical trials and prepare to seek approval, including accelerated and/or conditional approval with Health Canada and other regulatory agencies such as the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”). We have also expanded our manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which will provide us increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID. As a result, our facility lease costs have increased from the prior year. Furthermore, on March 30, 2012 we granted incentive stock options to our employees under the terms of our 2010 Equity Incentive Plan. The options vested immediately, resulting in a charge of approximately $0.44 million to research and development expense in the quarter ended March 31, 2012.

General and administrative expenses have decreased by $4.47 million when compared to the same quarter of the previous fiscal year. On November 17, 2010, the effective date of our Plan, which occurred in the first quarter of the prior fiscal year, a number of our incentive stock options previously issued to our employees and to the members of our board of directors vested, resulting in a non-cash charge of approximately $6.3 million to general and administrative expense for the six months ended March 31, 2011. Stock compensation expense for the fiscal quarter ended March 31, 2012 was significantly less, amounting to $1.8 million.

Other Income (Expense). Other expense for the six months ended March 31, 2012, includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Exit Financing, and other long term notes issued to our unsecured creditors as a result of our Plan, which are described below. As a result of restructuring our debt to a combination of long term notes and equity, interest expense decreased by $0.5 million from the six months ended March 31, 2011.

Other expense also includes losses of $0.9 million and $1.4 million on derivative liabilities for the six months ended March 31, 2012 and 2011, respectively. In connection with our emergence from Chapter 11, we entered into the Exit Financing, which consisted of two year secured notes which are convertible into shares of our common stock, as well as warrants which have contingent exercise provisions, described below. The conversion features associated with the Exit Financing have been recorded as a derivative liability, which we are required to record at fair value. The values of these liabilities vary directly with the trading price of our outstanding common stock, accounting for the current and previous year derivative losses.

Reorganization Items.

Gain on Reorganization: We recognized a gain of $0.22 million and $0.13 million for the six months ended March 31, 2012 and 2011, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to our Plan, holders of existing voting shares immediately before confirmation received more than 50% of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in Accounting Standards Codification (“ASC”) 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by our Plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

Professional Fees: $0.03 million and $0.25 million were incurred for the years ending March 31, 2012 and 2011, respectively, for legal fees and U.S. Trustee fees paid as a result of our Chapter 11 proceedings. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceedings. As a result, we anticipate professional fees related to our past reorganization proceeding to be minimal in the future.

Liquidity and Capital Resources

Sources of Liquidity

Our goal is to meet our cash requirements through additional public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our detailed analysis of our clinical trial results is dependent upon our ability to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize both BiovaxID® and AutovaxID®. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our vaccine. Management is currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts. Our cash and cash equivalents at March 31, 2012 was $0.212 million. We anticipate that our current capital resources, together with anticipated cash from operations, will be sufficient to fund our operations into at least June 2012.

Outstanding Indebtedness

•

Exit Financing: On November 17, 2010, we issued convertible notes in the aggregate principal amount of approximately $7.0 million pursuant to the Plan (“Exit Financing”) and the outstanding principal together with all accrued but unpaid interest, which accrues at a fixed rate of 7% per annum (with a 15% per annum default rate) is due on such date. Interest is payable monthly and we have elected to pay the accrued monthly interest in shares of our common stock. As of March 31, 2012, certain holders of the Exit Financing have converted an aggregate principal amount of $5.8 million into shares of our common stock, resulting in the issuance of 6.9 million shares of our common stock. Also on November 17, 2010, we issued warrants to purchase up to an aggregate of approximately, 8.7 million shares of our common stock, at an exercise price of $1.20 per share. These warrants expire on November 17, 2017. The aggregate principal balance of the notes, at March 31, 2012, was approximately $1.3 million.

•

Corps Real: On November 17, 2010, we issued a secured convertible promissory note in the amount of approximately $2.3 million to Corps Real, LLC (the “Corps Real Note”). Under the terms of the Corp Real Note, Corps Real, LLC may elect to invest an additional $0.9 million. The Corps Real Note matures on November 17, 2012 and accrues interest at a fixed rate of 16% per annum, with interest in the amount of 10% paid monthly and interest in the amount of 6% to accrue until and be paid at maturity. We have paid the accrued interest amount in cash. The Corps Real Note is secured by a first priority lien on all of our assets. The aggregate principal balance under the Corps Real Note, at March 31, 2012, was approximately $2.3 million.

•

Laurus/Valens: On November 17, 2010, we issued two types of term notes – one type in the aggregate principal amounts of approximately $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus Master Fund, Ltd. (in liquidation) , PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”). The maturity date for the Term A Notes is November 17, 2012 and the maturity date for the Term B Notes is November 17, 2013. The Term A and Term B Notes accrue interest at the rate of 8% per annum (with a 12% per annum default rate). The Term A and Term B Notes are secured by a lien on all of our assets, junior only to the priority lien to Corps Real, LLC and to certain permitted liens. We are obligated to pay 30% of any capital raise by us to Laurus/Valens as a prepayment on the Term A and Term B Notes. The Term A Notes were prepaid in an amount equal to $1.4 million from the proceeds received from the Exit Financing. The aggregate principal balance on the Term A Notes and the Term B Notes, at March 31, 2012, was approximately $27.6 million.

On May 10, 2012, we entered into an agreement with Laurus/Valens relating to the indebtedness and common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if we or a designee pay $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to us or our designee, (ii) assign back to us an aggregate of 10,232,132 shares of our outstanding common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to us one-half of Laurus/Valens’s royalty interest in BiovaxID and our other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity date to December 31, 2014, (ii) we will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of Laurus/Valens indebtedness, (iii) we will be permitted to issue new indebtedness that is pari passu with Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by us (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to us a pro rata portion of the above-described shares and royalty interests based on the amount by which the Actual Paydown Amount bears to the Buy Out Amount. If within 90 days following the payment of the Actual Paydown Amount we are able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to us as though we originally paid the full Buyout Amount on or before August 15, 2012.

In addition to the foregoing, under the Paydown Agreement, Laurus/Valens has agreed to limit any sales of our common stock between May 10, 2012 and August 15, 2012 to 1% of our outstanding common stock. Also, in the event that the Buy Out Amount or Minimum Paydown Amount is received on or before May 15, 2012, Laurus/Valens will agree to a lock-up of up to two years on 3.0 million of our common shares (or in the case of a Minimum Paydown Amount, a pro rata portion thereof based on the Actual Paydown Amount) and grant us the right to purchase such shares during such lock-up period for a purchase price of $0.50 per share. The effectiveness of the Paydown Agreement is subject to the written consent of Corps Real.

•

March 2014 Obligations: On November 17, 2010, we became obligated to pay certain of our unsecured creditors approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 17, 2014. The aggregate principal balance of the obligations increased by approximately $0.12 million due to allowing a previously unfiled unsecured claim and the amendment to the amount owed on an unsecured claim. The aggregate principal balance of the obligations, at March 31, 2012, was approximately $2.8 million.

•

August 2012 Notes: On November 17, 2010, we issued notes to certain of our unsecured creditors, in the aggregate principal amount of approximately $1.8 million. The notes (a) accrue interest at 7%, (b) have a maturity date of August 17, 2012, and (c) are convertible into shares of our common stock in seven quarterly installments beginning on February 17, 2011. We have no obligation to pay the notes in cash at maturity, and instead may pay the notes with shares of Biovest common stock. The holders of the notes may elect to convert their principal and accrued interest in shares of our common stock. As of March 31, 2012, approximately $1.3 million in principal had been converted, resulting in the issuance of approximately 1.5 million shares of our common stock to the holders of the notes. The aggregate principal balance outstanding of the notes, at March 31, 2012, was approximately $0.5 million.

•

Minneapolis, Minnesota Facility Lease: On December 2, 2010, we entered into a lease agreement with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of our existing facility in Minneapolis (Coon Rapids), Minnesota (the “Lease”). The Lease contains provisions regarding a strategic collaboration whereby the Landlord agreed to construct certain capital improvements to the leased premises to allow us to perform cGMP manufacturing of biologic products in the Minneapolis facility, including the manufacture of BiovaxID®. As of September 30, 2011, the $1.5 million in improvements were completed. These improvements were financed by us through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (as described below), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease.

•

Coon Rapids Economic Development Authority Loans: On May 6, 2011, we closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota), which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. We issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. Proceeds from the transaction in the amount of $0.350 million were used to fund the capital improvements made to our existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Cash Flows for the Six Months Ended March 31, 2012

Our net loss for the six months ended March 31, 2012 was $7.4 million. We have adjusted the net loss on our cash flow statement for certain non-cash expenses including compensation of $2.4 million paid to our employees and directors in the form of incentive stock options, as well as an adjustment of $0.9 million representing a loss on derivative liabilities associated with the warrants we issued in conjunction with the Exit Financing. After these and other non-cash adjustments to our net loss, cash used in operating activities was $2.0 million for the six months ended March 31, 2012.

For the six months ended March 31, 2012, we invested approximately $0.1 million in equipment for our manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Net cash flows from financing activities were $2.2 million for the six months ended March 31, 2012. Financing activities for the period included the repayment of $7,000 in principal on the Coon Rapids Economic Development Authority Loans and advances from our parent company, Accentia in the amount of $2.0 million (in the form of cash and non-cash allocations for shared facilities and personnel). We also received approximately $0.1 million through the exercise of options and warrants to purchase our common stock. Finally, we financed equipment for use in our Minneapolis manufacturing facility which resulted in an increase of approximately $0.08 million to cash flows from financing activities.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, and the timing of increased research and development of BiovaxID, and will be impacted by our planned marketing launch of the AutovaxID instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the six months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. The Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of our Chapter 11 estate has been completed. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceedings.

Other proceedings:

On August 4, 2008, we were served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of our Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us in our bankruptcy proceeding and another against our majority shareholder, Accentia, in its bankruptcy proceeding. We, along with Accentia, objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against us was denied and Clinstar’s proof of claim against Accentia was allowed. Upon the full satisfaction of Clinstar’s proof of claim against Accentia through the issuance of 283,186 shares of Accentia common stock at a conversion price of $1.36 per share as required by Accentia’s bankruptcy plan, with an effective date of November 17, 2010, Clinstar shall have no further claims against us or Accentia for breach of contract for non-payment.

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

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Plan and Section 1145 of the United States Bankruptcy Code, from January 2, 2012 to March 1, 2012, we issued an aggregate of 432,282 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.33 to $1.00 per share.

2.	On March 30, 2012, we issued incentive stock option awards (“Option Awards”) to certain of our employees under our 2010 Equity Incentive Plan. The Option Awards granted options to purchase an aggregate of 4,114,740 shares of our common stock at an exercise price of $0.57 per share with immediate vesting.

3.	On March 30, 2012, we issued incentive stock option awards (“Director Option Awards”) to our directors under our 2010 Equity Incentive Plan. The Director Option Awards granted options to purchase an aggregate of 1,696,800 shares of our common stock at an exercise price of $0.57 per share with immediate vesting.

4.	From January 17, 2012 to March 21, 2012, we issued an aggregate of 662,093 shares of our common stock, at an exercise price of $0.32 per share, to certain holders of our common stock purchase warrants upon their exercise of those warrants.

5.	On March 28, 2012, we issued 10,000 shares of our common stock to one of our employees, at $0.06 per share, upon the exercise of her incentive stock option sward previously granted to her under our Amended and Restated 2006 Equity Incentive Plan.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 2, 3 and 5 above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to a written compensatory plan or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented his or her intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were (or will be) affixed to the share certificate and instrument issued (or to be issued) in such transactions. The recipients have adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraph 4 above by virtue of Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering. Each recipient of the securities represented his or her intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. An appropriate legend was affixed to the share certificates and instruments issued. The recipients had adequate access, through their relationships with us, to information about us.

No underwriters were employed in any of the above transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

10.1	Letter Agreement, dated May 10, 2012, between Biovest and LV Administrative Services, Inc., as Agent for and on behalf of each of Laurus Master Fund, Ltd. (in liquidation), Erato Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC., and PSource Structured Debt Limited.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

101**+	The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the six months ended March 31, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2012	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
President; Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)