Form 10-Q
period 2012-06-30
BIOVEST INTERNATIONAL INC
filed 2012-08-14
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of July 31, 2012, there were 145,986,284 shares of the registrant’s common stock outstanding.

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

INDEX

BIOVEST INTERNATIONAL, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash	$47,000	$201,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at June 30, 2012 and September 30, 2011	359,000	395,000
Costs and estimated earnings in excess of billings on uncompleted contracts	74,000	—
Inventories	454,000	532,000
Prepaid expenses and other current assets	168,000	476,000

Total current assets	1,102,000	1,604,000
Property and equipment, net	975,000	771,000
Patents and trademarks, net	209,000	231,000
Goodwill	2,131,000	2,131,000
Other assets	619,000	681,000

Total assets	$5,036,000	$5,418,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$576,000	$371,000
Accrued liabilities	3,616,000	178,000
Customer deposits	2,000	116,000
Derivative liabilities	1,820,000	2,117,000
Notes payable, related party	4,321,000	—
Current maturities of long term debt	24,289,000	1,063,000

Total current liabilities	34,624,000	3,845,000

Long term debt, less current maturities	7,316,000	30,849,000
Long term debt, related party	—	496,000
Accrued interest	941,000	2,330,000
Other	123,000	—

Total liabilities not subject to compromise	43,004,000	37,520,000
Liabilities subject to compromise (Note 10)	—	444,000

Total liabilities	43,004,000	37,964,000
Commitments and contingencies (Note 14)	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 145,966,322 and 143,966,460 issued and outstanding at June 30, 2012 and September 30, 2011, respectively	1,460,000	1,440,000
Additional paid-in capital	130,871,000	127,149,000
Accumulated deficit	(170,299,000)	(161,135,000)

Total stockholders’ deficit	(37,968,000)	(32,546,000)

Total liabilities and stockholders’ deficit	$5,036,000	$5,418,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Products	$712,000	$660,000	$2,550,000	$1,811,000
Services	192,000	407,000	635,000	1,069,000
Qualified Therapeutic Discovery Project Grant	—	—	—	244,000

Total revenue	904,000	1,067,000	3,185,000	3,124,000
Operating costs and expenses:
Cost of revenue:
Products	476,000	387,000	1,464,000	1,110,000
Services	252,000	243,000	698,000	729,000
Research and development expense	919,000	546,000	3,059,000	1,144,000
General and administrative expense	738,000	1,852,000	3,937,000	9,521,000

Total operating costs and expenses	2,385,000	3,028,000	9,158,000	12,504,000

Loss from operations	(1,481,000)	(1,961,000)	(5,973,000)	(9,380,000)

Other income (expense):
Interest expense, net	(1,371,000)	(1,039,000)	(3,568,000)	(3,743,000)
Gain (loss) on derivative liabilities	1,082,000	703,000	190,000	(672,000)
Other (expense) income, net	(2,000)	(3,000)	(10,000)	18,000

Total other income (expense)	(291,000)	(339,000)	(3,388,000)	(4,397,000)

Loss before reorganization items and income taxes	(1,772,000)	(2,300,000)	(9,361,000)	(13,777,000)

Reorganization items:
Gain on reorganization	—	476,000	222,000	608,000
Professional fees	—	—	(25,000)	(253,000)

Total reorganization items	—	476,000	197,000	355,000

Net loss	$(1,772,000)	$(1,824,000)	$(9,164,000)	$(13,422,000)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	145,669,967	142,744,667	144,902,554	133,536,894

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2012

(Unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at October 1, 2011	143,966,460	$1,440,000	$127,149,000	$(161,135,000)	$(32,546,000)
Issuance of common shares for interest on outstanding debt	165,602	2,000	75,000	—	77,000
Shares issued pursuant to plan of reorganization	1,053,077	10,000	942,000	—	952,000
Employee share-based compensation	—	—	2,532,000	—	2,532,000
Shares issued upon exercise of warrants	771,183	8,000	172,000		180,000
Shares issued upon exercise of employee options	10,000	—	1,000	—	1,000
Net Loss	—	—	—	(9,164,000)	(9,164,000)

Balances at June 30, 2012	145,966,322	$1,460,000	$130,871,000	$(170,299,000)	$(37,968,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,164,000)	$(13,422,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	96,000	42,000
Amortization of patents	22,000	22,000
Employee share-based compensation	2,532,000	7,426,000
Amortization of discount on notes payable	1,295,000	380,000
Amortization of deferred loan costs	89,000	1,056,000
Loss on common shares issued for interest on outstanding debt	12,000	429,000
(Gain) loss on derivative liabilities	(190,000)	673,000
Changes in cash resulting from changes in:
Operating assets	80,000	(148,000)
Operating liabilities	2,184,000	1,276,000

Net cash flows from operating activities before reorganization items	(3,044,000)	(2,266,000)

Reorganization items:
Gain on reorganization plan	(222,000)	(607,000)
Change in accrued professional fees	—	—

Net change in cash flows from reorganization items	(222,000)	(607,000)

Net cash flows from operating activities	(3,266,000)	(2,873,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(300,000)	(648,000)

Net cash flows from investing activities	(300,000)	(648,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(21,000)	(2,026,000)
Advances from (to) related party	3,033,000	(598,000)
Proceeds from long-term debt	—	7,353,000
Proceeds from exercise of stock options and warrants	181,000	6,000
Proceeds from equipment financing	219,000	—
Payment of deferred financing costs	—	(755,000)

Net cash flows from financing activities	3,412,000	3,980,000

Net change in cash	(154,000)	459,000
Cash at beginning of period	201,000	206,000

Cash at end of period	$47,000	$665,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of warrants (Note 8)	$—	$7,376,000
Issuance of shares for payment of principal and interest on outstanding debt (Note 8)	$77,000	$6,186,000
Issuance of shares to settle pre-petition claims (Note 8)	$952,000	$53,475,000
Increase in March 2014 Obligations (Note 8)	$63,000	$—
Cash paid for interest during period	$161,000	$134,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

1. Description of the Company:

The Company’s business consists of three primary business segments: development of BiovaxID™ for B-cell blood cancers; the manufacture and sale of AutovaxID® and other instruments and consumables; and commercial production of cell culture products and related services.

As a result of Biovest International, Inc.’s (the “Company” or “Biovest”) collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer; specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under the Company’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. The Company believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

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

The Company successfully completed reorganization and formally exited reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as a fully restructured company in 2010. Through the provisions of the Company’s bankruptcy plan (as amended) (the “Plan”), effective on November 17, 2010, the Company was able to restructure the majority of its debt into a combination of long-term notes and equity. The Company’s Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of the Company’s Chapter 11 estate has been completed. On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing the Company’s Chapter 11 proceedings.

As of July 31, 2012, the Company’s parent, Accentia Biopharmaceuticals, Inc. (“Accentia”) owned approximately 59% of the Company’s outstanding common stock.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

2. Significant accounting policies (continued):

Operating results for the three and nine months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Principles of consolidation:

The unaudited condensed consolidated financial statements include Biovest Europe, Limited, a wholly-owned subsidiary of the Company. Biovest Europe, Limited was incorporated in the United Kingdom on June 29, 2011.

All significant inter-company balances and transactions have been eliminated.

Accounting for reorganization proceedings:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852—Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on November 10, 2008, emerged from Chapter 11 protection on November 17, 2010 and has segregated those items as outlined above for all reporting periods between such dates.

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the quarter ended June 30, 2012, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

2. Significant accounting policies (continued):

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

The Company reports its derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011 (Note 9).

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

2. Significant accounting policies (continued):

Stock-based compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718—Stock Compensation, requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Recent accounting pronouncements:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02—Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 becomes effective for the Company on October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its condensed consolidated financial statements.

3. Liquidity:

Cash and cash equivalents at June 30, 2012 were approximately $0.05 million. The Company’s independent registered public accounting firm’s report included a “going concern” qualification on the financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Outstanding Indebtedness:

	Outstanding Balance as of June 30, 2012 (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing	$1,266	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Corps Real Note	$2,292	16.0%	11/17/2012	—	—	—
Laurus/Valens Term A Notes	$23,467	8.0%	11/17/2012	—	—	—
Laurus/Valens Term B Notes	$4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations	$2,833	5.0%	03/17/2014	—	—	—
Accentia Promissory Notes	$2,967	3.3%	On demand	—	—	—
August 2012 Notes	$253	7.0%	08/17/2012	—	—	—
Coons Rapids Economic Development Authority Loans	$338	4.1%	05/01/2021	—	—	—

See Notes 7 and 8 below for more information on the outstanding debt listed in the table above.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

3. Liquidity (continued):

Additional expected financing activity:

It is the Company’s intention to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, to continue its detailed analyses of BiovaxID’s clinical trial results, to meet the Company’s debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of BiovaxID™ and AutovaxID® including potentially seeking marketing approval, is dependent upon the Company’s ability to obtain significant external funding in the immediate term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s products. The Company is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Accounts receivable, concentrations of credit risk and major customers:

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of June 30, 2012 is adequate. However, actual write-offs might exceed the recorded allowance.

Four customers accounted for 67% of revenues for the three months ended June 30, 2012, while three customers accounted for 45% of revenues for the same period in the previous fiscal year. For the nine months ended June 30, 2012, one customer accounted for 21% of revenues and three customers accounted for 42% of revenues, respectively. Three customers accounted for 64% of trade accounts receivable as of June 30, 2012, compared to five customers that accounted for 69% of trade accounts receivable as of September 30, 2011.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 39% and 21% of total revenues for the nine months ended June 30, 2012 and 2011, respectively, and 48% and 18% of total revenues for the three months ended June 30, 2012 and 2011, respectively. For the nine months ended June 30, 2012 and 2011, sales to customers in the United Kingdom accounted for 21% and 16% of total revenue, while sales to customers in Canada accounted for 17% of total revenue for the nine months ended June 30, 2012. Sales to Canadian customers were minimal for the nine months ended June 30, 2011.

5. Inventories:

Inventories consist of the following:

	June 30, 2012 (Unaudited)	September 30, 2011
Raw materials	$347,000	$462,000
Work-in-process	87,000	—
Finished goods	20,000	70,000

	$454,000	$532,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

6. Minnesota facility lease:

On December 2, 2010, the Company entered into a Lease Agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of the Company’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease contains provisions regarding a strategic collaboration whereby the Landlord agreed to construct certain capital improvements to the leased premises to allow the Company to perform GMP manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, including the manufacture of BiovaxID™. As of September 30, 2011, the $1.5 million in improvements were completed. These improvements were financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota (in the aggregate amount of $0.353 million), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease. In connection with the Lease, the Company issued to the Landlord a warrant to purchase up to one million shares of the Company’s common stock. As a result of these transactions, the Company recorded an asset for the fair value of the warrant issued to the Landlord (approximately $0.825 million), and leasehold improvements in the amount of $0.55 million. These costs are being amortized over the ten year term of the lease. The respective carrying values of these assets are $0.702 million and $0.491 million, as of June 30, 2012.

7. Related party transactions:

Related party debt consists of the following:

	June 30, 2012 (Unaudited)	September 30, 2011
Accentia promissory demand notes	$2,967,000	$—
Corps Real Note	2,292,000	2,292,000
Unamortized discount on Corps Real Note	(938,000)	(1,796,000)

	$4,321,000	$496,000

Corps Real Note:

On November 17, 2010, the Company issued a secured convertible promissory note (the “Corps Real Note”) in the principal amount of $2,291,560 to Corps Real, LLC (“Corps Real”). Corps Real and the majority owner of Corps Real are both managed by Ronald E. Osman, a shareholder and a director of the Company. Under the terms of the Corp Real Note, Corps Real may elect to invest an additional $0.9 million. The Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the Corps Real Note at a fixed rate of 16% per annum, with interest in the amount of 10% to be paid monthly and interest in the amount of 6% to accrue and be paid on November 17, 2012. On June 6, 2012, the Corps Real Note was amended to suspend the Company’s monthly interest payments for a three-month period beginning June 1, 2012. The interest, which totals approximately $0.06 million, will be deferred during the three-month period and will instead become due and payable on November 17, 2012.

The Company may prepay the Corps Real Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Corps Real Note into shares of the Company’s common stock at a conversion rate of $0.75 per share. The Corps Real Note is secured by a first priority lien on all of the Company’s assets. The principal balance on the Corps Real Note, at June 30, 2012, was approximately $2.3 million.

The Corps Real Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the Corps Real Note. The discount has been and will be amortized to interest expense using the effective interest method over the two year term of the Corps Real Note.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

7. Related party transactions (continued):

Accentia promissory demand note:

At June 30, 2012, Accentia had advanced approximately $3.0 million to the Company in the form of cash loans, interest, payments directly to third parties on the Company’s behalf and allocated inter-company expenses. The note is due upon demand and accrues interest at the prime rate (3.25% at June 30, 2012).

8. Long-term debt:

Long-term debt consists of the following:

	June 30, 2012 (Unaudited)	September 30, 2011
March 2014 Obligations	$2,832,000	$2,770,000
August 2012 Notes	253,000	1,049,000
Exit Financing ($1.266 million principal less $0.711 million discount)	555,000	118,000
Coon Rapids Economic Development Authority Loans	338,000	348,000
Laurus/Valens Term A Notes	23,467,000	23,467,000
Laurus/Valens Term B Notes	4,160,000	4,160,000

	31,605,000	31,912,000
Less: current maturities	(24,289,000)	(1,063,000)

	$7,316,000	$30,849,000

Future maturities of long-term debt are as follows:

Years ending June 30,
2013	$25,000,000
2014	7,007,000
2015	15,000
2016	15,000
2017 and thereafter	278,000

Total maturities	32,315,000
Less unamortized discount	(710,000)

$31,605,000

March 2014 Obligations:

On November 17, 2010, the Company became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim, as well as an amendment to the amount owed on a separate, unsecured claim. As the allowed balance on March 2014 Obligations differed from the previously recorded estimate of amounts potentially due under the March 2014 Obligations, the Company recorded a $0.07 million gain on reorganization for the nine months ended June 30, 2012.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Long-term debt (continued):

August 2012 Notes:

On November 17, 2010, the Company became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed unsecured claim (including post-petition interest under the Plan at the rate of 3% per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “August 2012 Notes”), as well as 0.2 million shares of the Company’s common stock, using an effective conversion rate equal to $1.66 per share. The August 2012 Notes mature on August 17, 2012 and accrue interest at 7% per annum. The August 2012 Notes are convertible into shares of the Company’s common stock in seven quarterly installments beginning on February 17, 2011. The following are the material terms and conditions of the August 2012 Notes:

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

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an August 2012 Note holder, at its option, may convert any or all of its August 2012 Note plus the then accrued and unpaid interest into shares of the Company’s common stock at a conversion rate equal to $1.66 per share; and

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.88 per share for thirty consecutive trading days, the Company, at its option, may require the conversion of the then aggregate outstanding balance of the August 2012 Notes plus any accrued and unpaid interest at a conversion rate equal to $1.66 per share.

At each quarterly conversion date, from February 17, 2011 and through May 17, 2012 with the Ten Day VWAP at less than $1.00 per share, the holders of the August 2012 Notes elected to convert one-eighth of the August 2012 Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 1,748,472 shares of the Company’s common stock. The aggregate principal balance of the August 2012 Notes, at June 30, 2012, was approximately $0.25 million.

Exit Financing:

On October 19, 2010, the Company completed a financing (the “Exit Financing”) as part of its Plan. The Company issued (a) secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and (b) two separate types of warrants to purchase shares of the Company’s common stock to the holders of the Exchange Notes, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Long-term debt (continued):

Exit Financing (continued):

The following are the material terms and conditions of the Exchange Notes:

•	they mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

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

As of June 30, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to the Company’s common stock, resulting in the issuance to the Exchange Note holders of 6.9 million shares of the Company’s common stock. The aggregate principal balance of the Exchange Notes, at June 30, 2012, was approximately $1.3 million.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Long-term debt (continued):

Coon Rapids Economic Development Authority Loans (continued):

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

Laurus/Valens Term A and Term B Notes:

On November 17, 2010, the Company issued two types of notes – one type in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. ( collectively, “Laurus/Valens”) in compromise and satisfaction of secured claims prior to November 17, 2010. The following are the material terms and conditions of the Term A Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2012;

•	interest accrues at the rate of 8% per annum (with a 12% percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•	the Company may prepay the Term A Notes, without penalty, at any time.

On November 18, 2010, the Company prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing.

The following are the material terms and conditions of the Term B Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2013;

•	interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•	the Company may prepay the Term B Notes, without penalty, at any time.

The Term A Notes and the Term B Notes are secured by a lien on all of the Company’s assets, junior only to the lien granted to Corps Real and to certain permitted liens. The Term A Notes and the Term B Notes are guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by Accentia’s pledge of 20,115,818 shares of the Company’s common stock owned by Accentia. The aggregate principal plus accrued interest balance of the Term A Notes and Term B Notes, at June 30, 2012, was approximately $31.2 million.

On May 10, 2012, the Company entered into an agreement with Laurus/Valens relating to the indebtedness and the Company’s common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if the Company or a designee pays $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to the Company or the Company’s designee, (ii) assign back to the Company an aggregate of 10,232,132 shares of the Company’s common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to the Company one-half of Laurus/Valens’ royalty interest in BiovaxID® and the Company’s other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the “Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity dates to December 31, 2014, (ii) the Company will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of the Laurus/Valens indebtedness, (iii) the Company will be permitted to issue new indebtedness that is pari passu with the Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by the Company (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to the Company a pro rata portion of the above-described shares and royalty interests based on the percentage of the Buy Out Amount represented by the Actual Paydown Amount. If, within 90 days following the payment of the Actual Paydown Amount, the Company is able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to the Company, as though the Company originally paid the full Buyout Amount on or before August 15, 2012.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Long-term debt (continued):

Laurus/Valens Term A and Term B Notes (continued):

In addition to the foregoing, under the Paydown Agreement, Laurus/Valens has agreed to limit any sales of the Company’s common stock held by Laurus/Valens between May 10, 2012 and August 15, 2012 to 1% of the Company’s outstanding common stock. Also, in the event that the Buy Out Amount or Minimum Paydown Amount is received on or before August 15, 2012, Laurus/Valens will agree to a lock-up of up to two years on 3.0 million shares of the Company’s common stock held by Laurus/Valens (or in the case of a Minimum Paydown Amount, a pro rata portion thereof based on the Actual Paydown Amount) and will grant the Company the right to purchase such shares during such lock-up period for a purchase price of $0.50 per share.

9. Derivative liabilities:

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiary have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants, with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities at fair value.

The following table discloses the fair value of the Company’s derivative liabilities and their location in the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	June 30, 2012 (unaudited)		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants (Note 8)	Derivative Liabilities	$1,792,000	Derivative Liabilities	$1,998,000
Conversion option on Exit Financing (Note 8)	Derivative Liabilities	—	Derivative Liabilities	1,000
Shares due per compromise order	Derivative Liabilities	28,000	Derivative Liabilities	118,000

Total derivatives not designated as hedging instruments		$1,820,000		$2,117,000

Shares due per compromise order:

On November 17, 2010 and pursuant to the Plan, one of the holders of the Company’s 2008 secured debentures elected to convert the entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of the Company’s common stock, issuable in eight quarterly installments of 68,750 shares, beginning on November 17, 2010. As of June 30, 2012, 68,750 shares of the Company’s common stock remain issuable under this compromise order. The commitment to issue these shares has been recorded as a derivative liability at fair value on the Company’s condensed consolidated balance sheet, as of June 30, 2012.

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2012 (unaudited)				September 30, 2011
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$1,820,000	$—	$1,820,000	$—	$2,117,000	$—	$2,117,000

10. Liabilities subject to compromise:

On February 1, 2012, the Company settled the last of its pre-petition claims. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million, one against the Company, in its Chapter 11 proceeding and another against the Company’s majority shareholder, Accentia, in Accentia’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against the Company was denied, and Clinstar’s claim against Accentia was allowed, resulting in Accentia’s issuance of 283,186 shares of Accentia common stock in full satisfaction of the claim. The Company has recorded the settlement of this claim in the accompanying condensed, consolidated financial statements, resulting in a $0.16 million gain on reorganization for the nine months ending June 30, 2012, and an increase of $0.15 million to the balance of the Accentia promissory demand note (Note 7), representing the Company’s intent to reimburse Accentia for the fair value of the shares Accentia issued to settle the claim.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

11. Accrued interest:

Interest accrued on the Company’s outstanding debt is as follows:

	June 30, 2012 (Unaudited)	September 30, 2011
Corps Real Note	$265,000	$141,000
Exit Financing	7,000	7,000
Laurus/Valens Term A Notes	3,045,000	1,636,000
Laurus/Valens Term B Notes	540,000	290,000
March 2014 Obligations	401,000	288,000
August 2012 Notes	3,000	9,000
Coon Rapids Economic Development Authority Loans	1,000	1,000

Total accrued interest	$4,262,000	$2,372,000

Current	$3,321,000	$42,000
Non-Current	$941,000	$2,330,000

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

On March 30, 2012, the Company granted the issuance of approximately 5.8 million stock options to employees and directors of the Company under the terms of the Company’s 2010 Equity Incentive Plan (the “March 2012 Options”). The March 2012 Options vested immediately and have an exercise price of $0.57 per share; as a result, approximately $2.3 million was charged to operating expense for the quarter ended March 31, 2012.

On May 14, 2012, the Company granted the issuance of approximately 0.7 million stock options to certain employees of the Company under the terms of the Company’s 2010 Equity Incentive Plan (the “May 2012 Options”). The May 2012 Options will vest upon those certain employees’ achievements with respect to the submission of an application for the marketing approval of BiovaxID and have an exercise price of $0.41 per share. The fair value of the May 2012 Options at grant date (approximately $0.2 million) will be charged to operating expense over the 8 month period ending December 31, 2012, the anticipated vesting date of all these option grants.

Common stock options outstanding and exercisable as of June 30, 2012 are as follows:

	Shares	Weighted Ave. Exercise Price	Weighted Ave Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2011	27,081,886	$0.56	7.41	$2,273,550
Granted	6,611,540	0.55
Exercised	(10,000)	0.06
Cancelled	(114,449)	1.11

Outstanding at June 30, 2012	33,568,977	0.55	7.28	2,147,350

Exercisable at June 30, 2012	31,736,477	$0.55	7.18	$2,145,350

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

12. Stock based compensation (continued):

Non-vested employee stock options:

	Shares	Weighted Avg. Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at October 1, 2011	1,425,000	$0.81
Granted	800,000	0.28
Vested	(392,500)	0.76
Cancelled	—	—

Non-vested at June 30, 2012	1,832,500	$0.59	$2,000

Approximately $0.2 million in compensation expense will be recognized over the next year as a result of the vesting of options.

Common stock warrants outstanding and exercisable as of June 30, 2012 are as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value
Outstanding at October 1, 2011	26,966,815	$0.84
Issued	—	—
Exercised	(1,865,907)	0.32
Cancelled	(38,636)	0.82

Outstanding at June 30, 2012	25,062,272	0.88	$529,943

Exercisable at June 30, 2012	25,062,272	$0.88	$529,943

13. Segment information:

The Company operates in three identifiable industry segments. The Company’s Cell Culture Products and Services segment is engaged in the production and contract manufacturing of biologics and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment is focused on developing BiovaxID™ and received a federal grant in the amount of approximately $0.244 million under the Qualified Therapeutic Discovery Project, for the nine months ended June 30, 2011. For the nine months ended June 30, 2012, the Company recognized $0.1 million as a result of a sharing agreement involving the data from the Company’s Phase 3 clinical trial for BiovaxID. The Company has met all obligations required under the data sharing agreement and does not anticipate earning any further revenue under the agreement.

The Company’s facilities expenses and other assets are not distinguished among the identifiable segments. Revenue and cost of sales information about the Company’s segments are as follows:

	Three Months ended June 30,		Nine Months ended June 30,
	2012	2011	2012	2011
Revenues
Instruments and Disposables	$712,000	$660,000	$2,550,000	$1,811,000
Cell Culture Services	192,000	407,000	635,000	1,069,000
Therapeutic Vaccine	—	—	—	244,000

Total Revenues	904,000	1,067,000	3,185,000	3,124,000

Cost of Sales
Instruments and Disposables	476,000	387,000	1,464,000	1,110,000
Cell Culture Services	252,000	243,000	698,000	729,000

Total Cost of Sales	728,000	630,000	2,162,000	1,839,000

Gross Margin ($)	$176,000	$437,000	$1,023,000	$1,285,000
Gross Margin (%)	19%	41%	32%	41%

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

14. Commitments and contingencies:

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization. On November 2, 2010, the in the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. The Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code, and the administration of the Company’s Chapter 11 estate has been completed. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing the Company’s Chapter 11 proceeding.

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

The Company also shares office space with Accentia, and utilizes the space as the Company’s principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2012. The Company anticipates that as its development of BiovaxID™ and AutovaxID® advances and as the Company prepares for the future commercialization of its products, its facilities requirements will increase.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

Overview

Our business consists of three primary business segments: the development of BiovaxID™ for B-cell blood cancers; the manufacture and sale of AutovaxID® and other instruments and consumables; and the commercial production of cell culture products and related services.

As a result of our collaboration with the National Cancer Institute (“NCI”), we are developing BiovaxID as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer; specifically follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under our investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in MCL patients. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID.

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

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock then representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. We continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934 following the investment of Accentia. As of July 31, 2012, Accentia owned approximately 59% of our issued and outstanding common stock.

We successfully completed reorganization and formally exited reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as a fully restructured company in 2010. Through the provisions of our bankruptcy plan (as amended) (the “Plan”), effective on November 17, 2010, we were able to restructure the majority of our debt into a combination of long-term notes and equity. Our Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of our Chapter 11 estate has been completed. On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing our Chapter 11 proceedings.

Regulatory Strategy

BiovaxID™

Under our IND for BiovaxID, two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indication of FL and MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID compared to vaccinated controls. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on our scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, we filed our formal notice of intent to file a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing application process. In response to our notice of intent to file for marketing approval, the EMA notified us that we are eligible to submit our planned MAA for BiovaxID under the EMA’s centralized procedure, as an orphan medicinal product for the treatment of FL. Under the EMA centralized procedure, the marketing approval of BiovaxID can be simultaneously obtained throughout all EU-member countries with a single MAA. As part of the EMA’s centralized procedure, our planned MAA for BiovaxID will be assessed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), which designates from within its membership, a Rapporteur and Co-Rapporteur. The Rapporteur and Co-Rapporteur are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority. The EMA has also notified us regarding the EMA’s official designation of the Rapporteur and Co-Rapporteur to our planned MAA for BiovaxID. Subsequent to completion of the pre-submission process, we could receive a decision regarding EU marketing approval for BiovaxID within 12 months after the MAA submission, assuming its pre-submission, formal marketing application and the rigorous review process advance forward in a timely and positive manner.

Additionally, based on a scientific advice meeting conducted with Health Canada, we have announced plans to file a New Drug Submission (“NDS”) seeking marketing approval in Canada.

We conducted a formal clinical meeting with the U.S. Food and Drug Administration (“FDA”) in order to define the path for BiovaxID’s U.S. registration. In its guidance, the FDA recommended that we conduct a second Phase 3 clinical trial to complete the clinical data gained through our Phase 3 clinical trial and our BiovaxID development program to support the filing of a biologics licensing application (“BLA”). Further, in its guidance, the FDA offered to meet with us to discuss specific design aspects of this confirmatory second Phase 3 clinical trial. We plan to meet with the FDA within the next several months to advance the clinical development of BiovaxID and to discuss a clinical trial protocol that meets FDA’s requirements and to establish agreed-upon endpoints. Concurrent with complying with the FDA’s guidance, we will continue to advance seeking marketing approvals for BiovaxID in the EU and Canada with those planned filings of an MAA and NDS, respectively, supported by evidence of clinical benefit from the three human clinical trials conducted to date in collaboration with the NCI.

We continue to advance our efforts to comply with various regulatory validations and comparability requirements related to our manufacturing process and facility. No assurance can be given that substantial additional requirements will not be imposed by the FDA for the approval of BiovaxID. We also anticipate conducting separate discussions with the various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL.

Should we seek accelerated or conditional approval, such regulatory pathway may require us to perform additional clinical studies as a condition to continued marketing of BiovaxID, which may result in additional clinical trial expenses. There can be no assurances that we will seek, or be permitted to seek, accelerated or conditional approval in any jurisdiction. There can be no assurances that we will receive approval, including accelerated or conditional approval. Our ability to timely access required financing will continue to be essential to support the ongoing efforts to pursue the development and potential regulatory approval of BiovaxID and commercialization efforts.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues. Total revenues for the three months ended June 30, 2012 were $0.9 million, compared to revenues of $1.1 million for the three months ended June 30, 2011. Instrument sales for the three month period ended June 30, 2012 were relatively unchanged from that of the three month period ended June 30, 2011, while cell culture service revenue decreased by $0.2 million from last year due to the number of contracts completed or in-process year over year.

Gross Margin. The overall gross margin as a percentage of sales for the three months ended June 30, 2012 decreased from 41% to 19% when compared to the three months ended June 30, 2011. While revenues have decreased year over year, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses. Research and development expenses have increased by $0.4 million for the three months ended June 30, 2012 compared to three months ended June 30, 2011. This is attributable to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages, and the cost of laboratory supplies as we continue to analyze the available data from our clinical trials and prepare to seek approval, including accelerated and/or conditional approval with the FDA, Health Canada and the EMA.

General and administrative expenses for the three months ended June 30, 2012 decreased by $1.1 million compared to the three months ended June 30, 2011. Upon emerging from reorganization, a number of incentive stock options previously issued to our employees and directors became vested, resulting in a non-cash charge of approximately $1.1 million to general and administrative expense for the three months ending June 30, 2011. There was no comparable charge for the same period in the current fiscal year.

Other Expense. Other expense for the three months ended June 30, 2012, includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Exit Financing, the Accentia note and other long term notes issued to our unsecured creditors as a result of our Plan, all of which are described below.

Other expense also includes gains of $1.1 million and $0.7 million on derivative liabilities for the three months ended June 30, 2012 and 2011, respectively. In connection with our emergence from Chapter 11, we entered into the Exit Financing, which consisted of secured notes which are convertible into shares of our common stock, as well as warrants which have contingent exercise provisions, all as described below. The conversion features associated with the Exit Financing have been recorded as a derivative liability, which we are required to record at fair value. The values of these liabilities vary directly with the trading price of our outstanding common stock, accounting for the current and previous year derivative gains.

Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011

Revenues. Total revenues for the nine months ended June 30, 2012 were $3.2 million, compared to revenues of $3.1 million for the nine months ended June 30, 2011. Included in product revenue for the current fiscal year is $0.1 million resulting from a data sharing agreement which required us to share our data set resulting from our Phase 3 clinical trial for BiovaxID™. The prior year’s results do not contain comparable revenue. We have met all obligations required under the data sharing agreement and do not anticipate earning any further revenue under the agreement.

In November 2010, we received from the U.S. Internal Revenue Service, a federal grant award in the amount of approximately $0.24 million. The federal grant was granted under the Qualifying Therapeutic Discovery Project, under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. Under the Qualifying Therapeutic Discovery Project, the grants are awarded to therapeutic discovery projects that show a reasonable potential to: (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, (b) reduce the long-term growth of health care costs in the U.S., or (c) significantly advance the goal of curing cancer within 30 years. Allocation of the grants takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. We were awarded the federal grant to support the advancement of BiovaxID.

Gross Margin. The overall gross margin as a percentage of sales for the nine months ended June 30, 2012 decreased from 41% to 32% when compared to the nine months ended June 30, 2011. This was primarily due to the mix of long-term contract manufacturing projects in process or completed during the period.

Operating Expenses. Research and development expenses increased by $1.9 million for the nine months ended June 30, 2012 compared to nine months ended June 30, 2011. This is attributable to an increase in outsourced professional services, travel expenses associated with our regulatory strategy, wages and the cost of laboratory supplies as we continue to analyze the available data from our clinical trials and prepare to seek approval, including accelerated and/or conditional approval with the FDA, Health Canada, and the EMA. We have also expanded our manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which will provide us increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID. As a result, our facility lease costs have increased from the prior year. Furthermore, on March 30, 2012, we granted stock options to our employees and directors under the terms of our 2010 Equity Incentive Plan. The options vested immediately, resulting in a charge of approximately $0.44 million to research and development expense in the nine months ended June 30, 2012.

General and administrative expenses for the nine months ended June 30, 2012 decreased by $5.6 million compared to the nine months ended June 30, 2011. Upon emerging from reorganization, a number of incentive stock options previously issued to our employees and directors became vested, resulting in a non-cash charge of approximately $7.4 million to general and administrative expense for the nine months ending June 30, 2011. Stock compensation expense for the current fiscal year was approximately $2.0 million.

Other Income (Expense). Other expense for the nine months ended June 30, 2012, includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Exit Financing, the Accentia note, and other long term notes issued to our unsecured creditors as a result of our Plan, which are described below.

Other expense also includes a gain of $0.2 million and a loss of $0.7 million on derivative liabilities for the nine months ended June 30, 2012 and 2011, respectively. In connection with our emergence from Chapter 11, we entered into the Exit Financing, which consisted of secured notes which are convertible into shares of our common stock, as well as warrants which have contingent exercise provisions, as described below. The conversion features associated with the Exit Financing have been recorded as a derivative liability, which we are required to record at fair value. The values of these liabilities vary directly with the trading price of our outstanding common stock, accounting for the current and previous year gain and loss on derivative liabilities.

Reorganization Items.

Gain on Reorganization: We recognized a gain of $0.22 million and $0.6 million for the nine months ended June 30, 2012 and 2011, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to our Plan, holders of existing voting shares immediately before confirmation received more than 50% of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by our Plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

Professional Fees: $0.03 million and $0.25 million were incurred for the nine months ended June 30, 2012 and 2011, respectively, for legal fees and U.S. Trustee fees paid as a result of our Chapter 11 proceedings. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceedings. As a result, we anticipate professional fees related to our past reorganization proceeding to be minimal in the future.

Liquidity and Capital Resources

Sources of Liquidity

Our goal is to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. Our ability to continue present operations, to continue our detailed analyses of BiovaxID’s clinical trial results, to meet our debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of BiovaxID™ and AutovaxID® including potentially seeking marketing approval, is dependent upon our ability to obtain significant external funding in the immediate term, which raises substantial doubt about our ability to continue as a going concern. Cash and cash equivalents at June 30, 2012 were approximately $0.05 million. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our products. We are currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Outstanding Indebtedness

•

Exit Financing: On November 17, 2010, we issued convertible notes in the aggregate principal amount of approximately $7.0 million (“Exit Financing”). The notes mature on November 17, 2012, and the outstanding principal together with all accrued but unpaid interest, which accrues at a fixed rate of 7% per annum (15% default rate), is due on such date. Interest is payable monthly and Biovest has elected to pay the accrued monthly interest in shares of Biovest common stock. Pursuant to the Exit Financing, we issued warrants to purchase up to an aggregate of approximately, 8.7 million shares of our common stock, at an exercise price of $1.20 per share. These warrants expire on November 17, 2017. As of June 30, 2012, certain holders of the Exit Financing have converted an aggregate principal amount of $5.8 million into shares of our common stock, resulting in the issuance of 6.9 million shares of our common stock. The aggregate principal balance of the Exit Financing, at June 30, 2012, was approximately $1.3 million.

•

Corps Real: On November 17, 2010, we issued a secured convertible promissory note in the amount of approximately $2.3 million to Corps Real, LLC (the “Corps Real Note”). Under the terms of the Corp Real Note, Corps Real, LLC may elect to invest an additional $0.9 million. The Corps Real Note matures on November 17, 2012 and accrues interest at a fixed rate of 16% per annum, with interest in the amount of 10% paid monthly and interest in the amount of 6% to accrue until and be paid at maturity. On June 6, 2012, the Corps Real Note was amended to suspend our monthly interest payments for a three-month period beginning June 1, 2012. The deferred interest amount will become due and payable on November 17, 2012. The Corps Real Note is secured by a first priority lien on all of our assets. The aggregate principal balance under the Corps Real Note, at June 30, 2012, was approximately $2.3 million.

•

Laurus/Valens: On November 17, 2010, we issued two types of term notes – one type in the aggregate principal amounts of approximately $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus Master Fund, Ltd. (in liquidation) , PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”). The maturity date for the Term A Notes is November 17, 2012 and the maturity date for the Term B Notes is November 17, 2013. The Term A and Term B Notes accrue interest at the rate of 8% per annum (with a 12% per annum default rate). The Term A and Term B Notes are secured by a lien on all of our assets, junior only to the priority lien to Corps Real, LLC and to certain permitted liens. The Term A Notes were prepaid in an amount equal to $1.4 million from the proceeds received from the Exit Financing. The aggregate principal balance on the Term A Notes and the Term B Notes, at June 30, 2012, was approximately $27.6 million.

On May 10, 2012, we entered into an agreement with Laurus/Valens relating to the indebtedness and the Biovest common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if we or our designee pays $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to Biovest or Biovest’s designee, (ii) assign back to us an aggregate of 10,232,132 shares of our common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to us one-half of Laurus/Valens’ royalty interest in BiovaxID® and our other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the “Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity dates to December 31, 2014, (ii) we will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of the Laurus/Valens indebtedness, (iii) we will be permitted to issue new indebtedness that is pari passu with the Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by us (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to us a pro rata portion of the above-described shares and royalty interests based on the percentage of the Buy Out Amount represented by the Actual Paydown Amount. If, within 90 days following the payment of the Actual Paydown Amount, Biovest is able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to us, as though we originally paid the full Buyout Amount on or before August 15, 2012.

•

March 2014 Obligations: On November 17, 2010, we became obligated under the Plan to pay certain of our unsecured creditors approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 17, 2014. The aggregate principal balance of the obligations has since increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim as well as an amendment to the amount owed on a separate, unsecured claim. The aggregate principal balance of the obligations, at June 30, 2012, was approximately $2.8 million.

•

August 2012 Notes: On November 17, 2010, we issued notes to certain of our unsecured creditors in the aggregate principal amount of approximately $1.8 million. The notes (a) accrue interest at 7%, (b) have a maturity date of August 17, 2012, and (c) are convertible into shares of our common stock in seven quarterly installments beginning on February 17, 2011. We have no obligation to pay the notes in cash at maturity, and instead may pay the notes with shares of Biovest common stock. The holders of the notes may elect to convert their principal and accrued interest in shares of our common stock. As of June 30, 2012, approximately $1.5 million in principal had been converted, resulting in the issuance of approximately 1.7 million shares of our common stock to the holders of the notes. The aggregate principal balance outstanding of the notes, at June 30, 2012, was approximately $0.3 million.

•

Accentia promissory demand note: Accentia has loan us approximately $3.0 million as of June 30, 2012. This balance is comprised of advances from Accentia in the form of cash loans, interest, payments directly to third parties on our behalf and allocated inter-company expenses. The note is due upon demand and accrues interest at the prime rate (3.25% at June 30, 2012).

•

Minneapolis, Minnesota Facility Lease: On December 2, 2010, we entered into a lease agreement with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of our existing facility in Minneapolis (Coon Rapids), Minnesota (the “Lease”). The Lease contains provisions regarding a strategic collaboration whereby the Landlord agreed to construct certain capital improvements to the leased premises to allow us to perform cGMP manufacturing of biologic products in the Minneapolis facility, including the manufacture of BiovaxID™. As of September 30, 2011, the $1.5 million in improvements were completed. These improvements were financed by us through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (as described below), and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term (ten years) of the Lease.

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

Cash Flows for the Nine Months Ended June 30, 2012

Our net loss for the nine months ended June 30, 2012 was $9.2 million. We have adjusted the net loss on our cash flow statement for certain non-cash expenses including compensation of $2.5 million paid to our employees and directors in the form of stock options, as well as an adjustment of $1.3 million representing the amortization of discounts associated with our outstanding debt. Furthermore, the change in operating liabilities accounted for an adjustment of $2.2 million to net loss to arrive at cash flows from operating activities. This change is primarily attributable to the increase in accrued interest on our outstanding debt obligations. After these and other non-cash adjustments to our net loss, cash used in operating activities was $3.3 million for the nine months ended June 30, 2012.

For the nine months ended June 30, 2012, we invested approximately $0.3 million in software and equipment for our manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Net cash flows from financing activities were $3.4 million for the nine months ended June 30, 2012. Financing activities for the period included the repayment of $0.01 million in principal on the Coon Rapids Economic Development Authority Loans and advances from Accentia in the amount of $3.0 million (in the form of cash and non-cash allocations for shared facilities and personnel). We also received approximately $0.2 million through the exercise of options and warrants to purchase our common stock. Finally, we financed equipment for use in our manufacturing facility in Minneapolis (Coon Rapids), Minnesota, which resulted in an increase of approximately $0.2 million to cash flows from financing activities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, which approved and confirmed the Plan. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. The Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of our Chapter 11 estate has been completed. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceedings.

Other proceedings:

On August 4, 2008, we were served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of our Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us in our Chapter 11 proceeding and another against Accentia, in its Chapter 11 proceeding. We, along with Accentia, objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against us was denied and Clinstar’s proof of claim against Accentia was allowed. Accentia issued 283,186 shares of Accentia common stock at a conversion price of $1.36 per share as required by Accentia’s bankruptcy plan, in full satisfaction of Clinstar’s allowed proof of claim against Accentia. Clinstar has no further claims against us or Accentia for breach of contract for non-payment.

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

During the three months ended June 30, 2012, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Plan and Section 1145 of the United States Bankruptcy Code, from April 1, 2012 to June 1, 2012, we issued an aggregate of 383,653 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.33 to $1.00 per share.

2.	On May 14, 2012, we issued stock option awards (“Option Awards”) to certain of our employees under our 2010 Equity Incentive Plan. The Option Awards granted options to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $0.41 per share. The Option Awards will vest upon the achievement of certain milestones.

3.	On June 25, 2012, we issued to Alan Pearce an aggregate of 109,090 shares of our common stock, at an exercise price of $0.32 per share, upon his exercise of his June 26, 2007 Common Stock Purchase Warrant.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraph 2 above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to a written compensatory plan or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering and were made without general solicitation or advertising. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were (or will be) affixed to the share certificates and instruments issued (or to be issued) in such transactions. The recipients have adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in paragraph 3 above by virtue of Section 4(2) of the Securities Act in that such sales and issuance did not involve a public offering. The recipient of the securities represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. An appropriate legend was affixed to the share certificates and instruments issued. The recipient had adequate access, through his relationship with us, to information about us.

No underwriters were employed in any of the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

101	The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended June 30, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2012	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
President; Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)