Form 10-K
period 2012-09-30
BIOVEST INTERNATIONAL INC
filed 2012-12-26
CIK 704384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of March 30, 2012, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the OTCQB, was approximately $24,700,000.

As of November 30, 2012, there were 146,510,818 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1A. RISK FACTORS” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM1.	BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Biovest,” “the Company,” “our Company,” “we,” “us,” and similar references refer to Biovest International, Inc. and its subsidiaries. All references to years in this Annual Report on Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2012” or “fiscal 2012” means the 12-month period ended September 30, 2012.

Overview

Biovest is a biotechnology company focused on developing and commercializing BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services. We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our name was changed to Cellex Biosciences, Inc. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware.

As a result of our collaboration with the National Cancer Institute (“NCI”), we are developing BiovaxID as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer, specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under our investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as Phase 2 clinical trial in patients with in MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on our scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, we filed our formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) which begins the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, we announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. We could receive a decision regarding EU marketing and Canadian regulatory approvals for BiovaxID within 12 months after the submission of our MAA and NDS assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered. We also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to define the path for our filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further, in its guidance, the FDA required that we conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support our filing of our BLA for BiovaxID. We are preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support our planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, we developed and commercialized a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate, compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. We plan to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID. We believe that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. We are collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases. We also manufacture instruments and disposables used in the hollow fiber production of cell culture products. We manufacture mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers. We have produced over 7,000 cell based products for an estimated 2,500 researchers around the world. We consider our vast experience in manufacturing small batches of different cell based products, together with our expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting our development of patient specific immunotherapies.

Corporate Overview

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, we continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we have filed our periodic and other reports with the Securities and Exchange Commission (“SEC”). As of September 30, 2012, Accentia owned approximately 59% of our outstanding common stock.

In November 2010, we completed reorganization and formally exited reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) as a fully restructured company. On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing our Chapter 11 proceedings. Through the provisions of our bankruptcy plan (as amended) (the “Plan”), effective on November 17, 2010, we restructured our debt into a combination of new debt and equity.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of our default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against us for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, we have not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of our other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. We have not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

Effective December 3, 2012, we issued an additional secured promissory note to Corps Real, which provides us with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain our business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien of all our assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

PRODUCTS

BIOVAXID™—Personalized Therapeutic Cancer Vaccine

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

Since B-cell cancers such as NHL are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that is distinct from those found on normal B-cells. The tumor idiotype maintained on the surface of each B-cell lymphoma serves as the tumor-specific antigen for the BiovaxID cancer vaccine.

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

Nevertheless, in 2010 one active immunotherapy, Provenge® (sipuleucel-T) developed by Dendreon Corporation, received marketing approval from the FDA for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. This represents the first case of an active immunotherapy to successfully gain marketing approval in the U.S. In March 2011, a second active immunotherapy, Yervoy® (ipilimumab), developed by Bristol-Myers Squibb received marketing approval from the FDA, for the treatment of late-stage metastatic melanoma. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

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

Non-Hodgkin’s Lymphoma

Non-Hodgkin’s lymphoma (“NHL”) is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviors and responses to treatment. BiovaxID™ has been studied in two distinct forms of NHL, namely, FL and MCL. NHL was the seventh most common type of cancer in the U.S. in 2011 (Lymphoma and Leukemia Society- Facts 2012), with an estimated prevalence of 484,336 cases in 2011 in the U.S. (Surveillance, Epidemiology, and End Results- SEER Stat Fact Sheets: Non-Hodgkin’s Lymphoma). NHL accounts for 3% of all cancer deaths in the U.S. (American Cancer Society- Facts and Figures 2012). NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. In 2012, it is estimated that 70,130 new cases of NHL will be diagnosed and 18,940 Americans will die from the disease (American Cancer Society- Facts and Figures 2012), with a comparable number estimated in Europe.

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

Follicular Lymphoma

Indolent (slow growing) and aggressive (fast growing) NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular lymphoma (“FL”). Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL, which translates in about 106,550 cases in 2011 in the U.S. (Surveillance, Epidemiology, and End Results- SEER Stat Fact Sheets: Non-Hodgkin’s Lymphoma). We have conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under our IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median OS reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of improvements in the standard of care for FL.

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

By comparison, BiovaxID™ is characterized as an “active immunotherapy”. Active immunotherapies attempt to stimulate the patient’s immune system to respond to a disease. “Specific active immunotherapies” such as BiovaxID, specifically seek to induce cellular and/or humoral immune responses focused on specific antigens present on a diseased cell (such as a tumor cell). As a specific, active immunotherapy, BiovaxID targets only the cancerous B-cells while sparing healthy B-cells. Accordingly, BiovaxID is highly targeted. BiovaxID is manufactured specifically and entirely for each patient and is considered to be a highly “personalized therapy”. If approved, BiovaxID will represent the only specific active immunotherapeutic approved for the treatment of FL and therefore will represent a new class of drugs that provides a new therapeutic option for patients with lymphoma.

In February 2011, the NCCN issued treatment guidelines recognizing “consolidation therapy” as a defined treatment category for FL in first remission. Current consolidation therapy options differ from induction therapies in that they primarily seek to prolong first remission duration by consolidating the effects of induction therapy, which primarily seeks to reduce active, bulky tumor masses. The following anti-CD20 monoclonal antibody drug products are currently approved consolidation treatment options for the treatment of FL: Rituxan® and Zevalin® (See Figure 1). All of these treatment options are passive immunotherapies that result in profound B-cell depletion. Following the results of the Eastern Cooperative Oncology Group E4402 protocol, also called RESORT (Rituximab Extended Schedule or Re-treatment Trial), reported at the 2011 annual meeting of the American Society of Hematology (“ASH”), the NCCN revised its clinical practice guidelines on FL. The revised 2012 NCCN guidelines consider Rituxan maintenance therapy and Zevalin consolidation therapy as ‘optional’ therapeutic approaches post-induction therapy, rather than ‘recommended’ therapeutic approaches.

Figure 1

Figure 1. BiovaxID™ targets tumor-specific idiotype, a protein unique to the tumor and not found on healthy (non-malignant) B-cells. In contrast, current monoclonal antibody-based therapies for NHL, including rituximab (Rituxan®), and ibritumomab tiuxetan (Zevalin®) target CD20, a cell-surface protein expressed by both tumor and healthy B-cells. As such, through its unique mode of action, BiovaxID represents a new therapeutic approach to treating FL.

Current U.S. Approved Consolidation Therapies for NHL and Urgent Need for Alternative Treatment Options

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

Urgent Need for New Consolidation Treatment Option for NHL: The currently approved consolidation agents are no longer recommended therapeutic options post-induction therapy by the NCCN clinical practice guidelines. Following the results of the Eastern Cooperative Oncology Group E4402 protocol, also called RESORT (Rituximab Extended Schedule or Re-treatment Trial), reported at the 2011 annual meeting of ASH, the 2012 NCCN revised guidelines include rituximab maintenance and radioimmunotherapy as ‘optional’ therapeutic options post-induction. BiovaxID™ is expected to offer a non-immunosuppressive alternative to rituximab maintenance as a consolidation therapy for FL and MCL. By its mechanism of action, BiovaxID is believed to eliminate the risk of development of rituximab-resistance. Thus, BiovaxID represents a potential novel option for consolidation therapy that has demonstrated to be safe and effective and, unlikely to interfere with future therapies while potentially increasing the utility of other therapies.

Mantle Cell Lymphoma

Mantle cell lymphoma (“MCL”) is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median OS for MCL has been cited as 5-7 years (Perez-Galan et al. Mantle cell lymphoma: biology, pathogenesis, and the molecular basis of treatment in the genomic era. Blood, 2011, 117:26-38). MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which, approximately, one half are in the U.S. (see “Current treatment approaches for mantle-cell lymphoma” J Clin Oncol. Sep 10 2005 and “New approach to classifying non-Hodgkin’s lymphomas: clinical features of the major histologic subtypes.” J Clin Oncol. Aug 1998).

The majority of MCL patients have disseminated disease and bone marrow involvement at diagnosis. Patients’ clinical outcomes from currently available therapies are poor. Although many therapeutic regimens are capable of rendering high initial response rates, these responses are of short duration (i.e., about 20 months) and the relative survival rates of MCL patients are among the lowest compared to other types of NHL. After a patient’s first relapse, the expected disease course and prognosis is very poor, with an expected median OS of about 1-2 years. No currently available therapeutic regimens are curative.

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

Development Status of BiovaxID™

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

In 1994, the NCI filed for initiation of an IND for the purpose of conducting clinical trial(s) investigating the use of BiovaxID in NHL. Under this IND and also in 1994, the NCI began the Phase 2 clinical trial in FL; in 1999, the Phase 3 clinical trial in FL; and in 2000 a Phase 2 clinical trial in MCL. The NCI selected us to produce BiovaxID for the initial Phase 2 clinical trial in FL. In 2001, we entered into a formal cooperative research and development agreement (“CRADA”) with the NCI which formalized our collaboration with the NCI. In April 2004, the IND filed by the NCI was formally transferred to us, which made our Company the exclusive sponsor of the IND with full rights to complete the NCI-initiated Phase 3 clinical trial in FL and the NCI-initiated Phase 2 clinical trial in MCL, to communicate and negotiate with the FDA relating to marketing approval for BiovaxID and to conduct other clinical studies in NHL under the IND.

BiovaxID™ Clinical Trials

Phase 2 Clinical Trial of BiovaxID™ for Treatment of FL

In 1994, the Phase 2 clinical trial (NCT00878488) was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission (“CR”). All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (“PCR”) analysis both at diagnosis and after chemotherapy, despite being in CR. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of these 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions besides uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte-monocyte colony-stimulating factor (“GM-CSF”) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999). After a median of 9.17 years, 45% of these patients were still in continuous first CR, the median disease free survival (“DFS”) for the cohort is 96.5 months, and OS is 95% (Santos et al., ASH 2005).

Phase 2 Clinical Trial of BiovaxID™ for Treatment of MCL

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received 6 cycles of EPOCH-R (which is a chemo-immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved CR and 8% achieved partial response (“PR”). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with keyhole limpet hemocyanin (“KLH”), an immunogenic carrier protein, on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and 6 months starting at least 3 months post-chemotherapy.

The results of our MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the OS was 89%, the median event-free survival (“EFS”) was 22 months, and 5 patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this clinical trial were minimal and were limited mostly to injection site reactions. The results of the latest follow-up of these patients performed in 2011 were presented at the 2011 annual meeting of (ASH) (Grant et al., ASH 2011 Abstract #2707).

With 122 months of median follow-up, the median OS was 104 months. In this study, the Mantle Cell Lymphoma International Prognostic Index (“MIPI”) was associated with OS (P= 0.01), where median OS estimates were not reached for the low risk MIPI group, 84 months for the intermediate risk MIPI group, and 44 months for the high risk MIPI group. This long term follow-up data presented at the 2011 annual meeting of the ASH and at the 2012 annual meeting of the American Society of Clinical Oncology (“ASCO”) provided clinical data suggesting that the mechanism of action of BiovaxID is T-cell mediated and not B-cell (humoral) mediated. There was a significant association between the production of specific anti-tumor T-cell (GM-CSF cytokine induction) immune response following vaccination and OS and time to next treatment (TTNT). The NCI investigators reported at ASH that in patients with normalized GM-CSF cytokine production levels above the median value for the cohort (>4.3pg/mL), median OS was not reached as compared to 79 months in patients with GM-CSF cytokine levels below the median value (<4.3pg/mL) (P= 0.015 unadjusted; P= 0.045 Bonferroni adjusted) (Fig. 2). There was no association between OS and specific anti-Id B-cell (humoral) responses or any other type of specific cellular responses. Similarly, patients with normalized GM-CSF cytokine production levels above the median value for the cohort (>4.3pg/mL) had a median TTNT of 51.9 months as compared to 5.5 months in patients with GM-CSF cytokine levels below the median value (<4.3pg/mL) (P= 0.003) (Fig 3).

Figure 2. Overall Survival by GM-CSF Cytokine Response (< and > than median)

Figure 3. Time to next treatment by GM-CSF Cytokine Response (< and > than median)

Phase 3 Clinical Trial of BiovaxID™ for Treatment of FL

Overview and Objectives. In January 2000, the Phase 3 clinical trial in FL (NCT00091676) was initiated by the NCI. The Phase 3 clinical trial was a multi-center, double-blind, randomized, controlled clinical trial that was designed to confirm the results reported in the NCI’s Phase 2 clinical trial.

As studied in the Phase 3 clinical trial, BiovaxID consisted of the patient-specific idiotype protein (Id) derived from the patient’s cancer cells conjugated or combined with KLH and administered with GM-CSF which is a biological response enhancer. The comparator studied in the Phase 3 clinical trial was a control vaccine consisting of KLH and administered with GM-CSF. Accordingly, the only difference between BiovaxID and the control vaccine was the inclusion of the idiotype protein from the patient’s own tumor in BiovaxID. BiovaxID or the control vaccine was administered following chemotherapy (also referred to as induction therapy) with a drug combination, of prednisone, doxorubicin, cyclophosphamide, etoposide (referred to as “PACE”). Induction therapy represents the “first-line” treatment for FL patients and attempts to induce complete tumor remission as defined by radiological evidence (“CT scans”). In FL, patients treated with the current standard of care often achieve complete remission but these remissions almost always are of limited duration and most treated patients must eventually be re-treated for their disease. In the majority of cases, however, even with re-treatment, the disease often relapses and develops resistance to therapy, leading to a need for bone marrow transplant and eventually resulting in the death of the patient. In the Phase 3 clinical trial, patients who achieved complete response following induction therapy were assigned to a limited waiting period prior to vaccination to allow for immune reconstitution following the induction chemotherapy. Patients who relapsed during this immune reconstitution period did not receive either BiovaxID or control treatment. Patients who maintained their complete remission following this immune recovery period received either BiovaxID or control administered as 5 subcutaneous injections monthly over a six month period (one month was skipped).

The primary objectives of the Phase 3 clinical trial were to confirm the safety and efficacy of BiovaxID in two predefined groups:

(1)	All Randomized Patients (the “Randomized Patients”): The Randomized Patients including patients who completed initial chemotherapy but relapsed and did not receive either BiovaxID or control; and

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

Biopsy, Chemotherapy, and Immune Recovery. Prior to chemotherapy, a small tumor biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material necessary to manufacture BiovaxID. Following this biopsy patients were initially treated with PACE chemotherapy in order to induce a CR or a complete response unconfirmed (“CRu”) as measured by CT scans.

The clinical trial protocol stipulated that for all patients, an immune recovery period of approximately 6 months following completion of chemotherapy was required to be completed without relapse (“Immune Recovery Period”) before vaccination. The Immune Recovery Period was required in order to maximize the potential for immune response to vaccine and to avoid confounding factors from any potential lingering immunosuppressive effects of chemotherapy.

Randomization to Immune Recovery Followed by BiovaxID or Control. When the NCI designed the Phase 3 clinical trial in FL protocol, a decision was made to randomize patients, immediately after completion of chemotherapy and not to wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of the 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy successfully and were randomized.

As per the design of the Phase 3 clinical trial, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or control notwithstanding the fact that they had been randomized. In the Phase 3 clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients relapsed during the Immune Recovery Period and were not treated with either BiovaxID or control (see Figure 4).

Figure 4. Enrolment, randomization, and treatment, Two hundred thirty-four patients were enrolled, and 177 patients were randomized to receive at least one dose of the blinded vaccine; 76 patients received Id-vaccine and 41 received control vaccine. Patients receiving fewer than 5 blinded immunizations either withdrew from the study of relapsed before completion. Left: The primary prospectively-defined cohorts for survival analysis (ITT: all randomized patients including patients who did not receive active or control treatment; and mITT: randomized patients excluding patients who did not receive active or control treatment).

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

As of April 15, 2008, when the Phase 3 clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized. The total number of subject was less than the original planned sample size which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the Phase 3 clinical trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, we believe that the randomized nature of our Phase 3 clinical trial yields a valid conclusion because the baseline characteristics of the patients in the 2 groups were balanced, the allocation to treatment arms was concealed, and the study was double-blinded.

Results of Phase 3 Clinical Trial. As reported at the plenary session of the 2009 annual meeting of ASCO, the patient cohort of the 177 randomized patients (which included 117 (66%) treated patients and 60 (35%) patients who were not treated) did not demonstrate statistically significant difference in median DFS from randomization between treatment and control arms.

Figure 5. Disease-free survival (DFS) according to study group for All Randomized Patients (N = 177). Kaplan-Meier actuarial curves for DFS for the Randomized Patients are shown according to their study group of Id-KLH+GM-CSF (N = 118) or KLH+GM-CSF (N = 59). The number of events, median, and 95% confidence intervals for each group are also presented.

At the 2009 annual meeting of ASCO, we further reported the median DFS data for the patients who received at least one vaccination either with BiovaxID or control. In this cohort of 117 patients they represent a modified intent-to-treat population, median DFS was 13.6 months longer in patients who received BiovaxID compared to patients who received control. This analysis reflects the prospectively defined primary clinical trial objective. Accordingly, there were 60 patients who were randomized but who did not receive either BiovaxID or control and who are not included in this analysis. Of these 117 treated patients, 76 patients received at least one dose of BiovaxID (the “BiovaxID Arm”) and 41 patients received at least one dose of control (the “Control Arm”). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 months (range 12.6-89.3 months), a statistically significant improvement of 13.6 months was observed in DFS between patients in the BiovaxID Arm (44.2 months), versus the Control Arm (30.6 months) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of OS has not yet been reached for either group due to the length of follow-up to date.

Figure 6. Disease-free survival (DFS) according to study group for the Randomized Patients who received blinded vaccinations (N = 117). Kaplan-Meier actuarial curves for DFS for the Randomized Patients who received at least one dose of the Id-KLH+GM-CSF (N = 76) or KLH+GM-CSF (N = 41) are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Analysis of Patients by Isotype. A typical antibody (“immunoglobulin”), including the lymphoma immunoglobulin expressed on the surface of each cancerous lymphoma cell, is composed of protein “heavy chains” and “light chains”. In humans, the heavy chains are classified as IgG, IgM, IgA, IgD and IgE, and the light chains are classified as either kappa or lambda. The Id protein expressed on the surface of FL cells is characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain” (see Figure 7). Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. Figure 7 illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype. Accordingly, an antibody may be referred to as IgG-isotype or IgM-isotype depending on its heavy-chain classification. In the normal immune response, antibody isotypes may have different roles and may help direct the appropriate immune response. The small region at the tip of the antibody is known as the “variable region”, or antibody binding site, and the balance of the isotype is known as the “constant region”. When we manufacture BiovaxID, we screen each patient’s tumor cells obtained by biopsy for the isotype. Approximately, 60% of patients with FL are diagnosed with tumors expressing an IgM isotype and approximately 40% of patients bear tumors expressing an IgG isotype. In rare cases (<1%), patients are diagnosed with another isotype (e.g. IgA). Infrequently, the patient’s tumor also contains cells with one or more isotype (a heterogenous or “mixed” isotype); in these patients we select either an IgG or IgM isotype for manufacture of BiovaxID. Each patient’s tumor isotype can be readily determined by standard analytical techniques (flow cytometry) at the time of the patient’s tumor biopsy. In both the Phase 2 and Phase 3 clinical trials in FL patients, the determination of tumor heavy-chain isotype determined the specific manufacturing and purification process used to make that patient’s vaccine. For patients who have tumors expressing an IgG (or an IgG-containing “mixed” isotype), we manufacture an IgG isotype vaccine and for patients determined to have tumors expressing an IgM (or an IgM-containing “mixed” isotype), we manufacture an IgM vaccine. Due to our manufacturing process (rescue fusion hybridoma), the isotype (IgG or IgM) of the tumor is entirely reproduced in each patient’s vaccine so that each patient’s BiovaxID vaccine matches the patient’s original tumor isotype (IgG or IgM).

Figure 7. The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose.

Preclinical data indicates that the ability to develop an immune response differs between IgM-isotype and IgG-isotype idiotypes; however, we do not currently have immune response data from human clinical trials to confirm this preclinical data. The IgG-isotype idiotype was reported to be tolerogenic, meaning that the immune response against the specific tumor target is suppressed. On the other hand, the IgM-isotype idiotype was reported to be highly immunogenic, meaning that it induces an ample, persistent immune response against the specific tumor target. The unique feature of our Phase 3 clinical trial was the manufacturing and administration of tumor-matched isotype idiotype vaccines which, allowed us to investigate whether these preclinical data translate into differential clinical efficacy of the two isotype vaccines in our clinical trial.

In an unplanned analysis, we compared DFS of Id-vaccinated patients with control patients by tumor Ig isotype is analysis was highly consistent with the manufacturing process, which requires isotype identification prior to initiation of vaccine manufacture due to the need for isotype specific vaccine purification. To address whether there was a differential treatment effect on DFS depending on Ig isotype, we used Cox proportional hazards modeling where the interaction term between treatment and Ig isotype was estimated adjusting for main effect and for International PrognosticIndex and number of chemotherapy cycles as covariates.

We also analyzed DFS of vaccinated patients by tumor Ig heavy and light chain isotypes. For IgM and IgG heavy chain isotype groups, there were no statistically significant differences in baseline patient characteristics between experimental and control arms (IgM isotype, N= 35 vs N= 25; IgG-isotype, N= 40 vs. N= 15 for Id-vaccine and control arms, respectively). In patients presenting with an IgM tumor isotype and receiving an IgM-Id vaccine, median time to relapse after randomization was 52.9 months versus 28.7 months in IgM tumor isotype control-treated patients (P= 0.001) and 30.6 months in all controls (Figure 8). Among patients receiving IgG-Id vaccine, median time to relapse after randomization was 35.1 months versus 32.4 months in IgG tumor isotype control-treated patients (P= 0.807) (Figure 9). Cox proportional hazard modeling supports an interaction between treatment arm and Ig isotype (P=0.039). When patients were grouped by light chain type, there was no difference in DFS (data not shown).

Figure 8. Disease free survival in IgM isotype patients

Figure 9. Disease free survival in IgG isotype patients

Our Phase 3 clinical trial had two unique manufacturing features, where: (a) the vaccine consists of the full structure of the idiotype protein (that is, both the variable and the constant regions of the immunoglobulin) and (b) the idiotype of the vaccine matches the idiotype of the patient’s own tumor. These unique features allowed us to be the first to investigate the clinical efficacy implications of the two tumor isotypes. The prior Phase 3 clinical trials of FL idiotype vaccines conducted by Genitope Corporation (“Genitope”) and Favrille, Inc. (“Favrille”) used a manufacturing process known as recombinant manufacturing that universally linked the patient’s variable region of the idiotype into an IgG isotype without regard to the actual isotype of each patient’s tumor. We believe that the use of an IgG isotype was due to the comparative ease of manufacture and purification of IgG proteins as well as to their relatively long half-life. There are two implications of the manufacturing processes used by these prior clinical trials: (1) clinical efficacy cannot be compared by isotype group; and (2) the lack of clinical efficacy observed in these clinical trials may be due to the tolerogenic effect of the universal IgG isotype used in the vaccine manufacturing. As such, we believe that our analysis by tumor isotype may provide profound insight into the efficacy of BiovaxID and may also suggest methods by which cancer vaccines in general could be developed in the future.

BiovaxID™ Regulatory and Marketing Status

Under our IND for BiovaxID, two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indications of FL and MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID compared to vaccinated controls. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID and we have presented comprehensive summaries of the clinical development and clinical data to regulatory authorities in the EU, Canada and the U.S.

Based on our scientific advice meetings with multiple EU-Member national medicines agencies, on June 13, 2012, we filed our formal notice of intent to file a MAA with the EMA, which begins the EU marketing approval application process. In response to our notice of intent to file for marketing approval, the EMA notified us that we are eligible to submit our planned MAA for BiovaxID under the EMA’s centralized procedure, as an orphan medicinal product for the treatment of FL. Under the EMA centralized procedure, the marketing approval of BiovaxID can be simultaneously obtained throughout all EU-member countries with a single MAA. Also, as part of the EMA’s centralized procedure, our planned MAA for BiovaxID will be assessed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), which designates from within its membership, a Rapporteur and Co-Rapporteur, as well as a Pharmacovigilance Risk Assessment Committee (“PRAC”) Rapporteur and Co-Rapporteur. The Rapporteur and Co-Rapporteur are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority. In 2012, the PRAC Rapporteur and Co-Rapporteur was implemented, after the latest revisions to the EMA safety requirements on Pharmacovigilance and Risk Assessment Plan, with the primary responsibility of preparing and delivering an approvability evaluation report specifically with regards to safety. The EMA has also notified us regarding the EMA’s official designation of the Rapporteur and Co-Rapporteur, and PRAC Rapporteur and Co-Rapporteur to our planned MAA for BiovaxID. We conducted our EMA Pre-submission Meeting for the MAA on September 12, 2012, during which our planned application dossier was validated. We could receive a decision regarding EU marketing approval for BiovaxID within 12 months after the submission of our MAA, assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered.

Additionally, based on a scientific advice meeting conducted with Health Canada, we have announced plans to file a NDS seeking regulatory approval in Canada. We could receive a decision regarding Canadian regulatory approval for BiovaxID within 12 months after the submission of our NDS, assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered.

We conducted a formal guidance meeting with the FDA in order to define the path for our filing of a BLA for BiovaxID’s U.S. regulatory/marketing approval. Further, in its guidance, the FDA required that we conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support our filing of the BLA for BiovaxID. We are preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market. Concurrent with complying with the FDA’s guidance, we plan to continue to advance marketing and regulatory approvals for BiovaxID in the EU and Canada with those planned filings of a MAA and NDS, respectively, supported by evidence of clinical benefit from the three clinical trials conducted to date in collaboration with the NCI.

As we continue to advance our efforts to comply with various regulatory validations and comparability requirements related to our manufacturing process and facility, no assurances can be given that substantial additional requirements will not be imposed by any regulatory agencies, including the EMA, Health Canada, and the FDA for the regulatory/marketing approval of BiovaxID.

Subsequent regulatory/marketing approval of BiovaxID, if any, may require us to perform additional clinical studies as a condition to approval or continued marketing of BiovaxID, which may result in additional clinical trial expenses. Once received, there can be no assurances that we will receive continued regulatory/marketing approval. Our ability to timely access required financing will continue to be essential to support the ongoing efforts to pursue the development and potential regulatory/marketing approval and commercialization efforts of BiovaxID.

Proprietary Rights to BiovaxID™

As a result of the FDA’s Orphan Drug designation of BiovaxID for the treatment of FL, MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL, we have 7 years of market exclusivity in the U.S. from the date of the FDA’s marketing approval for these three B-cell subtypes of NHL. We also have 10 years of market exclusivity in the EU as a result of EMA’s Orphan Medicinal Product designation of BiovaxID for the treatment of FL and MCL.

In addition, the regulations adopted in both the U.S. and the EU governing “biosimilar” products (the term adopted to describe generic biologic pharmaceutical products) provide us with “data exclusivity” (i.e., no biosimilar could reference the BiovaxID clinical data) for 12 years in the U.S. and 8 years in the EU. Those same biosimilar regulations make it extremely difficult to qualify as a “biosimilar”, and even for those products which can clear that hurdle independent clinical data is required prior to licensure.

In addition to market exclusivity based on governmental regulation, we rely on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and our ongoing innovation. Although the composition of BiovaxID, in its current form, is not patentable, we have filed U.S. and foreign patent applications relating to methods of treatment using BiovaxID. We have also filed an international patent application (“PCT”) and a provisional application relating to methods for producing and selecting idiotype vaccines for treatment of B-cell cancers. Also, we have filed a provisional application covering the use of a biomarker for predicting cancer vaccine effectiveness and patient outcomes. In addition, we have filed U.S. and foreign patent applications relating to certain features of the AutovaxID® instrument used in the production of BiovaxID. The AutovaxID instrument is our proprietary production system which is fully enclosed, automated and has disposable components for each patient’s personalized vaccine. We believe that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. Following the findings related to the apparent role of the IgM isotype in clinical benefit from the vaccine, we filed a broad range of patent applications covering various applications of these findings. We have re-filed for U.S. registration of the trademark BiovaxID™ and have registered BiovaxID® as a Community Trademark in the EU. BiovaxID™ is manufactured with a proprietary cell line, which we have licensed on a worldwide exclusive basis from Stanford University (“Stanford”). We believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID™ Manufacturing Process and Facility

Manufacturing Process

The BiovaxID manufacturing production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to our facility in Minneapolis (Coon Rapids), Minnesota. At our facility, we identify the idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. Additionally, we identify whether the isotype is IgM or IgG. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line, K6H6) from Stanford to create a hybridoma or hybrid cell.

After the creation of the hybridoma, we determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into our proprietary hollow fiber bioreactors, where they are cultured and where they secrete or produce idiotype antigen. The secreted idiotype is then collected from the cells growing in the hollow fiber bioreactor. After a sufficient amount of idiotype is collected for the production of an appropriate amount of the vaccine, the patient’s idiotype is purified using multi-step purification processes (see Figure 10a).

Figure 10a. Individualized Manufacturing Process for BiovaxID™ Immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with our proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In our Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

Figure 10b. Hollow fiber perfusion to produce the cell cultures used in the manufacture of BiovaxID™.

We use a method known as “hollow fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID (see Figure 10b). Hollow fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. We believe that hollow fiber technology permits the harvest of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

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

BiovaxID is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with the idiotype vaccine to stimulate the immune system and increase the response to the idiotype vaccine. In the Phase 2 and Phase 3 clinical trials FL patients were administered 5 monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a 6-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

We estimate that an average of 2 to 3 months is required to manufacture each vaccine, which for most patients may overlap the time period when induction chemotherapy is being administered. While the manufacturing process for BiovaxID is highly personalized to each patient, we consider it to be highly controlled and predictable. The most common reason for a failure to successfully produce a patient’s vaccine was the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process. During the Phase 3 clinical trial, we experienced approximately 95% success rate in manufacturing our BiovaxID vaccines.

Manufacturing Facility

BiovaxID™ is a personalized medicine which is produced separately for each individual patient through a laboratory-type process based on the patient’s own tumor cells derived by biopsy. Following regulatory/marketing approval of BiovaxID, we plan to initially produce BiovaxID in our existing leasehold space in Minneapolis (Coon Rapids), Minnesota. In order to facilitate the regulatory/marketing approval process, we have completed a dedicated pilot scale suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory/marketing approval process advances toward completion and subject to availability of funding, we anticipate expanding our current leasehold space or adding new manufacturing facilities as required to, meet the anticipated commercialization requirements. During our Phase 3 clinical trial, BiovaxID was produced at our facility in Worcester, Massachusetts. Because, we have relocated the site of the manufacturing process to our Minneapolis (Coon Rapids), Minnesota facility following the Phase 3 clinical trials and because we are expanding this facility, we are currently in the process of demonstrating to the national and/or international regulatory agencies that the BiovaxID vaccine produced under these new conditions is comparable to the BiovaxID vaccine that was the produced subject of earlier clinical testing. This requirement will also apply to future expansions of the facility, such as the possible expansion to additional facilities that may be required for successful commercialization of BiovaxID. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument. A showing of comparability requires data demonstrating that the BiovaxID vaccine produced continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

INSTRUMENTS AND DISPOSABLES

We provide a range of cell culture systems that are used to produce small, research and development-scale through large, production-scale quantities of cell culture products. Our cell culture systems all incorporate perfusion technology and hollow fiber cartridges. Because of these shared characteristics, all of our cell culture systems listed below can be used to culture a variety of cell lines (hybridomas, CHO, MDCK, BHK and others) to produce a range of cell-based products, such as monoclonal antibodies, other secreted proteins, virus, virus-like particles, vaccines, and whole cells. Our smaller cell culture systems can be scaled-up to any of our larger cell culture systems. We utilize scaled-up methods in our hollow fiber systems because they are linear and predictable, which is not true of competing technologies. Our cell culture system product line, in order of increasing capacity, includes:

HF PRIMER™: The HF Primer is a low-cost cell culture system capable of producing small, research and development quantities of the cell culture products from mammalian cell lines. The HF Primer also provides a relatively inexpensive option to evaluate the efficacy of new cell lines or applications in perfusion technology that can then be scaled-up to any of our larger cell culture systems. HF Primer is a single-use, fully disposable product that requires no investment in custom equipment.

MULTI-6™: The Multi-6 is a low-cost cell culture system capable of simultaneously producing small, research and development -scale quantities of six different cell culture products. Optionally, the Multi-6 can be used to produce one cell culture product at a rate that is six-fold higher than the HF Primer. This flexibility allows a researcher to operate one Multi-6 instead of managing six separate HF Primer systems running side-by-side. Multi-6 applications can be scaled-up to our larger AutovaxID® or other cell culture systems listed below, if the need arises. Multi-6 is a single-use, fully disposable product that requires no investment in custom equipment.

AUTOVAXID®: The AutovaxID is our most advanced, fully automated cell culture system. Its setup and operation requires very little technician expertise and labor in comparison to competing cell culture system technologies and even our other cell culture systems listed below. The AutovaxID was designed from the beginning to: enable multi-product facilities, capture most all production information into its CFR 21 Part 11-compliant electronic records system, and operate as a fully closed-system biologics-manufacturing platform. The AutovaxID allows supervisors to implement built-in software controls to ensure technicians adhere to strictly defined production protocols for cGMP environments or remove this feature when it is not needed, such as in research and development operations. There are four single-use AutovaxID disposables to provide researchers the needed flexibility to go from research and development- through pilot-scale production. One of the disposable options even allows the simultaneous culturing of three different cell lines to produce three different products in small quantities. When needed, one cell line can then be scaled-up to AutovaxID’s larger-capacity disposables. We plan to utilize AutovaxID’s advanced capabilities to streamline commercial manufacture of BiovaxID™. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with cGMP standards. Additionally, we have contracted with the DoD and others to further develop the AutovaxID and related hollow fiber bioreactor systems to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

ACUSYST-MINIMAX®: The miniMAX is an economical system that provides the flexibility and technology needed to support optimization studies and research- through pilot-scale production of the cell culture products listed above. The miniMax is a tabletop instrument that uses simple, but robust, microprocessors to automatically control pH, incubator temperature, fluid-flow dynamics, and seven process pumps. This system offers two single-use disposables options to meet varying production requirements. Optimization results determined in the miniMAX can be transferred to our larger systems listed below. The production capacity is equivalent to an AutovaxID, but the miniMAX does not have the advanced features, controls, simpler setup and ease of operation available through the AutovaxID.

ACUSYST-MAXIMIZER®: The Maximizer is an economical system with a design that is similar to the miniMAX system. This system has all of the features of miniMAX, using single-use disposables that either match or double the production capacity of the miniMAX system. The Maximizer is an economical system for process development and routine productions. The Maximizer offers the flexibility of four single-use disposables to meet varying production requirements. Production processes determined in the Maximizer can be scaled-up to our largest cell culture system, AcuSyst-Xcellerator®.

ACUSYST-XCELLERATOR®: The Xcellerator is a freestanding, production-scale cell culture system that has been used for production of a FDA-licensed biologic. The Xcellerator contains an incubator, a refrigerator, a built-in computer that has a CFR 21 Part 11-compliant electronic records system, numerous process pumps, and a touch screen for local control. The Xcellerator supports remote monitoring and/or control via standard web browsers. The system supports two independent single-use disposables and, therefore, can simultaneously culture two different cell lines to produce two products. The Xcellerator has a production capacity that is equivalent to a 20x scale-up of AutovaxID’s capacity.

In addition to instrument and disposables sales, we have recurring revenue from the sale of hollow fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with our cell culture system instrument product line. Revenues from such disposable products represented approximately 73% and 59% of our total revenue from this business segment for both the years ended September 30, 2012 and 2011, respectively.

Currently, we assemble, validate and package the instruments and disposables, cell culture products and services which we sell. Customers for our instruments and disposables are the same potential customers targeted for our contract cell culture products and services which include biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Proprietary Rights to Instruments and Disposables

We own several patents covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We own U.S. Patent No. 6,001,585, which protects the HF Primer™ cell culture system and its use in screening cell lines and process conditions. Although the HF Primer is impractical for large-scale vaccine production, it may be used as an efficient screening tool to cost-effectively determine how well a cell line will perform in a hollow fiber system, such as the AutovaxID® instrument, which is used in the production of BiovaxID™. U.S. Patent No. 6,001,585 will expire in November 2017.

We have also filed U.S. and foreign patent applications relating to certain features of the AutovaxID instrument. Several patents have been granted in the EU covering the AutovaxID’s extra-capillary (“EC”) fluid cycling system, which enables control of fluid volumes in the hollow fiber bioreactor during manufacture of BiovaxID in a closed, contamination-free environment. These EU patents will remain in force until 2027.

We have filed (a) a PCT application covering the use of AutovaxID instrumentation for rapid, large-scale production of virus, virus-like particles, and viral vaccines at a high yield, (b) a PCT application concerning an integrated apparatus and method for production and purification of antibodies, and (c) a provisional application concerning cultureware modules and biomanufacturing suites for large-scale production of cells and cell-derived products such as antibodies, proteins, virus, and virus-like particles.

CELL CULTURE PRODUCTS AND SERVICES

We manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $0.8 million (approximately 22%) and $1.3 million (approximately 33%) in revenues for the years ended September 30, 2012 and 2011, respectively.

With our focus on pre-launch therapeutics and marketed diagnostics production, we serve all the manufacturing needs of our customers. From process development to regulatory support, our one-stop comprehensive approach provides solutions for clients that have chosen to temporarily or permanently outsource any or all stages of drug development. If needed, commercial production capacity for product launch is seamless, we provide all the required regulatory support, including biocompatibility studies.

With nearly 30 years of expert experience in cell culture, we formulate the optimal strategy for our customers’ biologics manufacturing. By accurately matching the level of hollow fiber bioreactor production technology to our customers’ phase of product development, our customers can manage their overall investment risk. Only as products advance to the next stage of development do we scale to higher-output production systems. Customers of our cell culture products and services are biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

There are various processes commonly used to expand mammalian cells generally used for the production of antibodies. These may include hollow fiber bioreactor perfusion, stirred tank fermentation, roller bottle and other processes. We primarily use hollow fiber bioreactor technology to expand customer provided cell lines and produce the respective monoclonal antibodies. This technology grows cells to higher densities which more closely mimics mammalian physiology. We have significant expertise with in vitro (outside the living body) cell culture methods for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow fiber bioreactors is fibers made of plastic polymers. The fibers are hair-like with hollow centers which simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is perfused through the lumen of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. Hollow fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of downstream purification processes. This technology generally minimizes the amount of costly nutrient media required for cell growth.

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

Our patented hollow fiber technology is the key to optimizing our customers’ biologics manufacturing. For Phase I, Phase II and Phase III cGMP production, our hollow fiber bioreactor perfusion technology provides economic advantages through largely automated culture of a relatively large, densely packed population of cells in a small space. Additionally, the low molecular weight cut-off of the fiber membrane allows more expensive media components to be conserved, while less expensive basal media is continuously perfused through the bioreactor. As a result, this automated approach can be more cost-effective than conventional platforms generally used for maintenance of large cell populations. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as BiovaxID™, we believe that hollow fiber technology may be the appropriate cell culture production technology.

COMPETITION FOR BIOVAXID™

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with BiovaxID. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	healthcare companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

We expect to compete on, among other things, the safety and efficacy of our product candidates and more desirable treatment regimens, combined with the effectiveness of our experienced management team. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify and secure the rights to and develop pharmaceutical products and compounds and to exploit these pharmaceutical products and compounds commercially before others are able to develop competitive products.

The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with BiovaxID.

If approved, BiovaxID will be required to compete with currently approved therapies, as well as therapies which may be approved in the future. There are currently no approved active immunotherapeutic drugs which seek to induce an adaptive, specific and durable immune response to identify and eradicate the residual lymphoma cells remaining after a patient achieves remission in an effort to extend that remission or avoid relapse. BiovaxID is a therapy designed to be administered to lymphoma patients who have achieved complete remission after initial chemotherapy treatment. If approved, BiovaxID would represent a new class of drugs available to treat FL and potentially offering a new treatment option for FL patients.

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines, MyVaxTM developed by Genitope and Specifid™ developed by Favrille which were studied in Phase 3 clinical trials in FL patients did not report statistically significant clinical benefit and we believe are no longer under development. There are fundamental structural differences between BiovaxID and the cancer vaccines developed by Genitope and Favrille; Genitope and Favrille manufactured their respective vaccines with IgG isotypes without regard to the patient’s actual isotype and their clinical trial designs under which the clinical efficacy of these vaccines were tested were different, which we believe explain why BiovaxID achieved significant clinical benefit while Genitope and Favrille’svaccines did not.

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

COMPETITION FOR AUTOVAXID®

There are many kinds of technologies for the manufacture of cell-based products. The technology relied upon by our instruments and disposables referred to as hollow fiber perfusion which is not widely accepted for large-scale manufacturing and, notwithstanding our development efforts, may not become widely accepted in the future. Our hollow fiber bioreactors must compete with many other kinds of cell-based manufacturing instruments including, but not limited to, stirred-tank reactors; airlift fermentors; roller bottles; packed bed reactors; two-chamber reactors; ceramic matrix systems; batch fermentation techniques; and WAVE bioreactors. There can be no assurance that our hollow fiber systems will gain widespread acceptance competing with other established technologies marketed by industry leaders such as General Electric, Lonza, 3M, Sartorius Stedim, Thermo Scientific and Sandoz Biopharmaceuticals.

Competition for cell-based instruments is intense. Most of the developers, manufacturers and marketers of cell-based manufacturing instruments are much larger, more entrenched with potential customers and better financed than us which places us at a competitive disadvantage.

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We are pursuing a number of methods to establish and maintain market exclusivity for our product candidates to the greatest extent possible, including seeking patent protection, the use of statutory market exclusivity provisions, and otherwise protecting our intellectual property.

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications when possible relating to our proprietary technology, inventions, and improvements that are important to our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position. The following is information regarding our owned and licensed patents and patent applications that we consider material to our business:

We own several patents covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our product candidates, our technology and know-how. Currently, we have two issued U.S. patents. Additionally, we have several patent applications that are pending. Our presently issued U.S. patents will expire in July 2013 and November 2017. A list of our U.S. and foreign patents and published patent applications are as follows:

Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Foreign Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
EP 2027247 (UK)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

DE602007012238D (Germany)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

AT2027247 (Austria)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

P2027247 (Switzerland)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

FR2027247 (France)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

GB2027247 (Great Britain)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	May 21, 2007/Jan. 26, 2011	May 21, 2027

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
US 2009/0215022	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Aug. 27, 2009	United States

US 2009/0269841	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	Nov. 20, 2008/Oct. 29, 2009	United States

EP 2029722	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Mar. 4, 2009	Europe

EP240991	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Dec. 6, 2007	Europe

US 2012/0114634	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Nov. 21, 2011/May 10, 2012	United States

CA 2,739,918	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Oct. 7, 2009/Apr. 15, 2010	Canada

EP 2344184	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Oct. 7, 2009/Jul. 20, 2011	Europe

JP 2012-505229	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Oct. 7, 2009/Mar. 1, 2012	Japan

US 2011/0212493	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Apr. 22, 2011/Sept. 1, 2011	United States

AU 2009308354	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2009	Australia

CA 2,741,481	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2009	Canada

EP 2346984	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Jul. 27, 2011	Europe

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions

IL 212387	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2009	Israel

JP 2012-506257	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Mar. 15, 2012	Japan

WO 2012/021840	MATERIALS AND METHODS FOR DESIGNING AUTOLOGOUS IDIOTYPE VACCINES AND TREATMENT OF B-CELL MALIGNANCIES by Carlos Santos et al.	Aug. 12, 2011/Feb. 16, 2012	International

WO 2012/064760	MATERIALS AND METHODS FOR DIRECTING AN IMMUNE RESPONSE AGAINST AN EPITOPE by Carlos Santos et al.	Nov. 9, 2011/May 18, 2012	International

We have filed PCT applications based on or related to various aspects of our analyses of clinical benefit based on isotype, and to sequencing results matching vaccine to antigen coverage for the development of a companion diagnostic and to use of the AutovaxID® instrument for the production of viruses, virus-like particles, and antiviral vaccines such as those targeting influenza and other contagious diseases. In addition to its independent research and development programs, it is anticipated that our collaborations with industry and research partners will generate additional valuable intellectual property, which will be wholly-owned, jointly owned and/or licensed to us.

We also possess licensed intellectual property used in the development and manufacture of BiovaxID™. BiovaxID is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford. This is significant, because we believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

Additionally, we consider trademarks to be important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods (AutovaxID®, Mini Max®, Xcellerator®, Acusyst-Maximizer® and Acusyst-Xcell®). We have applied for the U.S. and foreign registration of the trademarks BiovaxID™ and Biovax™ in connection with its therapeutic cancer vaccine and Autovax™ in connection with its instrument used in the manufacture of BiovaxID. We plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, both nationally and internationally.

Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

GOVERNMENT REGULATION

Government authorities in the U.S. at the federal and state local levels and in foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics, and medical devices. All of our product candidates in development will require regulatory and/or marketing approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. The FDA regulates drugs and well-characterized biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and implementing regulations that are adopted under the FDCA. In the case of biologics, the FDA regulates such products under the Public Health Service Act. If we fail to comply with the applicable requirements under these laws and regulations at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of its operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs and biologics from the U.S. Any failure by us, our suppliers of manufactured drug product, collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our product candidates and our ability to receive product revenue, license revenue or profit sharing payments. In addition, statutes, rules, regulations, and policies may change and new legislation or regulations may be issued that could delay such approvals.

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

Our cell culture systems used to produce cells for diagnostic uses are regulated under the FD&C Act as Class I medical devices. Medical devices are classified by the FDA into three classes (Class I, Class II and Class III) based upon the potential risk to the consumer posed by the medical device (Class I medical devices pose the least amount of risk, while Class III medical devices and “new” devices are presumed to inherently pose the greatest amount of risk). As Class I medical devices, our systems must be manufactured in accordance with cGMP guidelines. Sales of such systems to customers using them to manufacture materials for clinical studies and licensure do not require prior FDA approval.

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

As we currently do business in a significant number of countries, in addition to the requirements of the FDA, we are subject to the regulations of other countries and their governmental agencies which apply to our goods and services when sold in their jurisdiction.

We are subject to various regulations regarding handling and disposal of potentially hazardous materials, wastes and chemicals such as cells and their secreted waste products, including those enforced by the U.S. Environmental Protection Agency (“EPA”) and various state and local agencies.

Pharmaceutical Product Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our product candidates require regulatory approval by governmental agencies prior to commercialization. In the case of biologics, they are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and foreign regulatory authorities.

Each of these three phases is discussed further below.

Preclinical Phase

The activities required before a product may be marketed in the U.S. and other countries begin with preclinical testing not involving human subjects. The development of a new pharmaceutical agent begins with the discovery or synthesis of a new molecule or well-characterized biologic. These agents are screened for pharmacological activity using various animal and tissue models, with the goal of selecting a lead agent for further development. Additional studies are conducted to confirm pharmacological activity, to generate safety data, and to evaluate prototype dosage forms for appropriate release and activity characteristics. Once the pharmaceutically active molecule is fully characterized, an initial purity profile of the agent is established. During this and subsequent stages of development, the agent is analyzed to confirm the integrity and quality of material produced. In addition, development and optimization of the initial dosage forms to be used in clinical trials are completed, together with analytical models to determine product stability and degradation. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Upon successful completion of preclinical safety and efficacy studies in animals, an IND submission is prepared and provided to the FDA for review prior to commencement of human clinical trials. The IND consists of the initial chemistry, analytical, formulation, and animal testing data generated during the preclinical phase. In general, the review period for an IND submission is 30 days, after which, if no comments are made by the FDA, the product candidate can be studied in Phase 1 clinical trials.

Clinical Phase

Following successful submission of an IND, the sponsor is permitted to conduct clinical trials involving the administration of the investigational product candidate to human subjects under the supervision of qualified investigators in accordance with good clinical practice. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:

•	Phase 1. Phase 1 clinical trials are conducted in a limited number of healthy individuals to determine the drug or biologics’ safety and tolerability and include biological analyses to determine the availability and metabolization of the active ingredient following administration. The total number of subjects and patients included in Phase 1 clinical trials varies, but are generally in the range of 20 to 80 people.

•	Phase 2. Phase 2 clinical trials involve administering the drug to individuals who suffer from the target disease or condition to determine the drug or biologics’ potential efficacy and ideal dose. These clinical trials are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. These clinical trials require scale up for manufacture of increasingly larger batches of bulk chemical. These batches require validation analysis to confirm the consistent composition of the drug or biologics.

•	Phase 3. Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness of a drug or biologics has been obtained and safety (toxicity), tolerability, and an ideal dosing regimen have been established. Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug or biologics and to complete the information needed to provide adequate instructions for the use of the drug or biologics, also referred to as the Official Product Information. Phase 3 clinical trials usually include from several hundred to several thousand subjects.

Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed.

Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory and marketing approval of our product candidates under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials at any time for a variety of reasons, including safety issues.

New Drug Application or Biologics License Application

After the successful completion of Phase 3 clinical trials, the sponsor of the new drug submits a NDA or BLA, in the case of biologics, to the FDA requesting approval to market the product for one or more indications. A NDA, or BLA, is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. Under the Pediatric Research Equity Act of 2003, an application also is required to include an assessment, generally based on clinical study data, on the safety and efficacy of drugs for all relevant pediatric populations before the NDA is submitted. The statute provides for waivers or deferrals in certain situations. In most cases, the NDA or BLA must be accompanied by a substantial user fee. In return, the FDA assigns a goal of 10 months from acceptance of the NDA or BLA to return of a first “complete response,” in which the FDA may approve the product or request additional information.

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs and BLAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After application is deemed filed by the FDA, the FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA or BLA. Drugs that successfully complete NDA or BLA review may be marketed in the U.S., subject to all conditions imposed by the FDA. Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities, which will be involved in the manufacture, production, packaging, testing and control of the drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter or a “complete response” letter requiring additional steps to be completed before approval.

Biologics (such as BiovaxID™) differ from other drugs for human use in that they must include more detailed chemistry and manufacturing information. This is necessary to help ensure the purity and quality of the product, for example to help ensure that it is not contaminated by an undesired microorganism or by another contaminant. The sponsoring company’s manufacturing facility must also supply product specific facility information that outlines the method of manufacture of the biologic in significant detail, since slight variations can result in a different final product. Further, an inspection of the manufacturing facility is completed to assess the production process and facility since these aspects also have a significant impact on the safety and efficacy of the product.

Post-Approval Phase

If the FDA approves the NDA or BLA, as applicable, the pharmaceutical product becomes available for physicians to prescribe in the U.S. After approval, the product is still subject to continuing regulation by FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, the sponsor is required to maintain and provide updated safety and efficacy information to the FDA. The sponsor is also required to comply with requirements concerning advertising and promotional labeling. In that regard, advertising and promotional materials must be truthful and not misleading. The sponsor is also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.

Drug and biologics manufacturers and their subcontractors are required to register their facilities and products manufactured annually with FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state, or local agencies. In addition, approved biological drug products may be subject to lot-by-lot release testing by the FDA before these products can be commercially distributed. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

In addition, following FDA approval of a product, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase 4 clinical trials, to evaluate long-term effects.

Orphan Drug Designation and Exclusivity

Pursuant to the U.S. Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” The term “orphan drug” can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. In the U.S., Orphan Drug designation must be requested before submitting a NDA or BLA. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the U.S. for the orphan drug for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. The period of orphan exclusivity is concurrent with any patent or other exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs’ development. In order to increase the development and marketing of drugs for rare disorders, regulatory agencies outside the U.S., such as the EU (which has a ten year exclusivity marketing period) have enacted regulations similar to the Orphan Drug Act.

Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity. For seven years, the FDA may not approve any other application, including NDAs or BLAs, to market the “same drug” for the same indication. The only exceptions are (i) where the second product is shown to be “clinically superior” to the product with Orphan Drug exclusivity, as that phrase is defined by the FDA and (ii) if there is an inadequate supply.

Manufacturing

Among the conditions for regulatory/marketing approval the regulatory agency, such as the FDA, the EMA and Health Canada, requires that the prospective manufacturer’s quality control and manufacturing procedures continually conform to cGMP regulations (which are regulations governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the regulatory agency to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the regulatory agency, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility. Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the regulatory agency that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, or additional facilities that may be required upon successful commercialization of the product. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

Medical Device Regulation

New medical devices are also subject to FDA approval and extensive regulation under the FDCA. Under the FDCA, medical devices are classified into one of three classes: Class I, Class II, or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), which sets forth good manufacturing practice requirements; facility registration and product reporting of adverse medical events listing; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. A Class III device requires approval of a premarket application (“PMA”), an expensive, lengthy and uncertain process requiring many years to complete.

When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously approved device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval. Our instruments and disposables used for the production of cell cultures are generally regulated as Class I devices exempt from the 510(k) clearance process.

Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k) pre-market notification. These clinical trials generally require submission of an application for an investigational device exemption (“IDE”). An IDE must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated IDE requirements.

Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the QSR, cGMP requirements that govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices intended for human use.

If the FDA finds that a manufacturer has failed to comply or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as: fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution.

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device.

The FDA also administers certain controls over the export of medical devices from the U.S., as international sales of medical devices that have not received FDA approval are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the EU, a single regulatory approval process has been created, and approval is represented by the “CE” Mark.

Other Regulation in the United States

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (2010) (collectively, the “PPACA”). Enacted in March 2010, the PPACA, makes changes that could significantly impact the development and commercialization and of our product candidates. Significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board (“IPAB”), to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services or therapeutics, including therapeutics like BiovaxID™. In addition to the PPACA, the effect of which cannot presently be fully quantified given its relatively recent enactment, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could substantially impact the development and commercialization of BiovaxID. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S. in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our product candidates or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

The Biologics Price Competition and Innovation Act (2010). The Biologics Price Competition and Innovation Act, establishes an abbreviated approval pathway for “biosimilar” biological products. Among the provisions potentially applicable to our product candidates are (1) innovator manufacturers of reference biological products (such as BiovaxID™) are granted 12 years of exclusive use before biosimilars can be approved for marketing in the U.S. and (2) an application for a biosimilar product may not be submitted to the FDA until 4 years after the date on which the BLA for the reference product was first approved. FDA is still early in the process of developing regulations to implement the provisions of this legislation.

Toxic Substances Control Act. The EPA has promulgated regulations under Section 5 of the Toxic Substances Control Act (“TSCA”), which require notification procedures for review of certain so-called intergeneric microorganisms before they are introduced into commerce. Intergeneric microorganisms are those formed by deliberate combinations of genetic material from organisms classified in different taxonomic genera, which are types of animal or plant groups. The regulations provide exemptions from the reporting requirements for new microorganisms used for research and development when the researcher or institution is in mandatory compliance with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Those researchers voluntarily following the NIH Guidelines can, by documenting their use of the NIH Guidelines, satisfy EPA’s requirements for testing in contained structures. The EPA may enforce the TSCA through enforcement actions such as seizing noncompliant substances, seeking injunctive relief, and assessing civil or criminal penalties. We believe that our research and development activities involving intergeneric microorganisms comply with the TSCA, but there can be no assurance that restrictions, fines or penalties will not be imposed on us in the future.

Health Care Coverage and Reimbursement. Commercial success in marketing and selling our product candidates depends, in part, on the availability of adequate coverage and reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products.

Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our product candidates. Examples of how limits on drug coverage and reimbursement in the U.S. may cause drug price sensitivity include the growth of managed care, changing Medicare reimbursement methodologies, and drug rebates and price controls. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payers.

Anti-Kickback Laws. In the U.S., there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration to induce the purchase, order or recommendation of health care products and services. These laws constrain the sales, marketing and other promotional activities of pharmaceutical companies, such as us, by limiting the kinds of financial arrangements we may have with prescribers, purchasers, dispensers and users of drugs and biologics. The U.S. Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) has issued “Compliance Guidance” for pharmaceutical manufacturers which, among other things, identifies manufacturer practices implicating the federal anti-kickback law (42 U.S.C. §1320a-7b(b)) and describes elements of an effective compliance program. The OIG Compliance Guidance is voluntary, and we have not adopted a formal compliance program modeled after the one described in the OIG Compliance Guidance. Although none of our practices have been subject to challenge under any anti-kickback laws, due to the breadth of the statutory provisions of some of these laws, it is possible that some of our practices might be challenged under one or more of these laws in the future. Violations of these laws can lead to civil and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Foreign Regulation

Whether or not we obtain FDA approval for a product, we may choose to seek approval of our product candidates by the comparable regulatory authorities of foreign countries. Like in the U.S., before we can commence clinical trials or marketing of our product candidates in a foreign country, we must submit a new drug application in that country. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products. Clinical trials conducted in the EU must comply with the EU Clinical Trial Regulations and are monitored and inspected by each EU Member State. Clinical trials conducted in Canada must comply with the Health Canada Regulations and are approved and monitored by an independent committee of doctors, scientists, advocates and others to ensure safety and ethical standards. In addition, regulatory approval of pricing/marketing of the product candidate is required in most countries other than the U.S. We face the risk that the pricing, which results from the regulatory approval process, would be insufficient to generate an acceptable return to us or our collaborators.

The regulatory/marketing approval process varies from country to country, and the approval time may be longer or shorter than that required for FDA approval. However, foreign countries are similar in that they generally require, as part of any new drug submission/application process, sufficient evidence to support the safety, efficacy and quality of the product candidate.

Under EU regulatory systems, the manufacture and sale of new drugs are controlled by the EMA. MAAs are submitted under either a centralized or decentralized procedure for most products. The centralized procedure, which is the pathway for BiovaxID™, is available for medicines produced by biotechnology or which are highly innovative and provides single marketing authorization that is valid for all EU member states. Under European Commission Regulation 726/2004, the centralized authorization procedure is required for all biotechnology-derived medicinal products developed through recombinant DNA technology, controlled expression of genes coding for biologically active proteins, and hybridoma and monoclonal antibody methods. It is also required for designated orphan medicinal products and all new active substances indicated for the treatment of AIDS, cancer, neurodegenerative disorder, or diabetes. Under the EMA centralized procedure, the marketing approval of BiovaxID™ can be simultaneously obtained throughout all EU-member countries with a single MAA. As part of the EMA’s centralized procedure, the MAA is assessed by the EMA’s CHMP, which designates from within its membership, a Rapporteur and Co-Rapporteur, as well as a PRAC Rapporteur and Co-Rapporteur. The Rapporteurs and Co-Rapporteurs are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority.

Under Canadian regulatory systems, the manufacture and sale of new drugs are controlled by Health Canada. NDSs are be submitted for regulatory approval in Canada. Upon sufficient evidence to support safety, efficacy or quality claims for a NDS, a product is issued a Notice of Compliance (“NOC”) and a Drug Identification Number (“DIN”) indicating that the biologic is approved for sale in Canada. All drugs that are marketed in Canada are subject to the Food and Drugs Act and Regulations. The Biologics and Genetic Therapies Directorate is responsible for the review and approval of all types of drug submissions for Biological (Schedule D) and Radiopharmaceutical (Schedule C) drug products, including, but not limited to NDSs. For the regulatory requirements specific to Biological (Schedule D to the Act) drugs, please refer to Divisions 4, of Part C of the Regulations. For general regulatory requirements concerning all drugs, including Good Manufacturing Practices, please refer to Divisions 1, 1a, 2, 5 and 8 of Part C of the Regulations.

Third-Party Reimbursement and Pricing Controls

In the U.S. and in international markets, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payers. Our product candidates may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our product candidates on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our product candidates.

In many foreign markets, including the member states of the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Liability Insurance

We may be exposed to potential product liability claims by users of our product candidates. Our business segments may expose us to potential risk of liability. We seek to obtain agreements from contract production customers to mitigate such potential liability and to indemnify us under certain circumstances. The terms and conditions of our sales and instruments include provisions which are intended to limit our liability for indirect, special, incidental or consequential damages. There can be no assurance, however, that we will be successful in obtaining such agreements or that such indemnification, if obtained, will adequately protect us against potential claims. The terms and conditions of our sales and instruments include provisions which are intended to limit our liability for indirect, special, incidental or consequential damages. We presently maintain product liability insurance coverage in the aggregate and per occurrence of $2.0 million, in connection with our product candidates and our products and services, in amounts which we believe to be adequate and on acceptable terms.

Although, we believe that our current level of coverage is adequate to protect our business from foreseeable product liability claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract product and services and/or the initiation of any clinical trial program. There can be no assurance; however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations.

EMPLOYEES

As of September 30, 2012, we had 43 employees (3 of whom are part time employees, and 40 of whom are full time employees). Advanced degrees and certifications of our staff include five Ph.D.s, one M.D., Ph.D., one CPA, and three JDs. From time to time, we employ and supplement our staff with temporary employees and consultants, as required. We believe that our relations with employees are satisfactory. None of our employees is covered by a collective bargaining agreement. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

CORPORATE INFORMATION

We are incorporated in the State of Delaware. Our principal executive offices are located at 324 South Hyde Park Avenue, Suite 350, Tampa, Florida 33606, and our telephone number at that address is (813) 864-2554. Our website is www.biovest.com.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website (www.biovest.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Statements in this Annual Report on Form 10-K are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risk Related to Our Business

We have a history of operating losses and expect to incur further losses.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the years ended September 30, 2012 and 2011, we reported net losses of $11.8 million and $15.3 million, respectively, and negative cash flow from operating activities of $4.3 million and $3.8 million, respectively. As of September 30, 2012, we have an aggregate accumulated deficit of $173 million and an aggregate accumulated stockholders’ deficit of $40 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the expenses associated with our continued interim analyses and efforts to seek regulatory approval for BiovaxID™. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our consolidated financial statements for fiscal 2012 indicates that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our consolidated financial statements for the fiscal 2013.

Our ability to achieve and sustain profitability is to a large degree dependent on obtaining regulatory/marketing approval for BiovaxID. We may not be successful in our efforts to develop and commercialize BiovaxID. We may not be successful in our efforts and even if successful, we may not be able to profitably commercialize any of our drug products.

Our failure to timely repay principal due under certain of our secured and unsecured debt instruments has resulted in events of default pursuant to such debt instruments, which could materially and adversely affect our operating results, our financial condition, and our access to capital funding.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of our default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against us for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, we have not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of our other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. We have not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

Effective December 3, 2012, we issued an additional secured promissory note to Corps Real, which provides us with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain our business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien of all our assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

Our liquid assets and cash flow are not sufficient to fully repay the principal owed under our outstanding debt instruments. Further, we cannot assure our shareholders that we can extend or restructure our Matured Obligations. We have not established access to additional capital or debt to repay the Matured Obligations. Further, we cannot assume our shareholders that we will be able to obtain needed funding to repay or restructure our Matured Obligations.

We have limited cash or other liquid assets on hand. Effective December 3, 2012, we issued an additional secured promissory note to Corps Real, which provides us with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain our business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien on all of our assets. Pursuant to the security agreement and the amended and restated subordination agreement issued by us under the Corps Real LOC, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

During prior years, we met our cash requirements through the use of cash on hand, the sale of common stock, and loans. We have significant outstanding indebtedness which as of September 30, 2012, aggregated to approximately $38.3 million. A portion of our Matured Obligations of approximately, $1.2 million matured on November 17, 2012 and accordingly, we have been notified of our default under those debt instruments. We currently do not have sufficient assets or necessary or identified sources of funding to repay the Matured Obligations. Some of our debt is secured by our assets and may make procuring additional debt or equity financing more difficult or uncertain. Furthermore, our creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. In addition, we are obligated to pay royalties which will reduce any future potential profit. We have entered into standstill agreements with certain of our lenders extending the debt obligations’ maturity date through January 31, 2013.

Our ability to continue present operations is dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established; however, we anticipate that in the future we will seek additional financing from a number of sources , including, but not limited to, the sale of equity or debt securities, strategic collaborations, recognized research funding programs and domestic and/or foreign licensing of our product candidates. There can be no assurance that we will be successful in securing needed financing at acceptable terms, if at all. If adequate funds are not available, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of our product candidates, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

If we are successful in procuring additional financing when required it will most likely result in our issuing additional shares and/or rights to acquire shares of our capital stock, in the alternative it may result in our selling shares of our majority-owned subsidiary, Biovest, which we currently own, and/or selling, licensing or partnering of our other assets. Accordingly, our access to additional financing when needed is anticipated to be dilutive to existing shareholders.

If, as or when required, we are unable to repay, refinance or restructure our indebtedness under our secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder cease making further loans and institute foreclosure proceedings or other actions against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of our debt instruments could also result in an event of default under one or more of our other debt instruments. We may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations. We cannot assure our shareholders that such a proceeding, if voluntarily or involuntarily instituted, would be successful in protection our shareholders. This would have a material adverse impact on our liquidity, financial position and results of operations.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of September 30, 2012, we had a working capital deficit of $40.6 million. We have a significant amount of debt, approximately $27.7 million of which matured on November 17, 2012 as discussed above. We expect to continue to incur substantial net operating losses at least until BiovaxID™ receives marketing approval and acceptance, which may never occur. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Cherry, Bekaert and Holland, L.L.P., have indicated, in their report to our 2012 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $11.8 million and $15.3 million in 2012 and 2011, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2013 are anticipated to be insufficient to finance operations without funding from other sources. Historically, we have had difficulty in meeting our cash requirements. We have, in part, met our cash requirements through proceeds from our cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), and by trade-vendor credit. There can be no assurances that management will obtain the necessary funding, reduce the level of historical losses or achieve successful commercialization of product candidates. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

Our operating results may fluctuate widely between reporting periods.

Our operating results may vary significantly from quarter-to-quarter or year-to-year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and whether we introduce to the market new products or processes. Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to-year, and revenue, profits or losses in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price, if any, of our securities.

Our business could be adversely affected or we could fail, if we are unable to service our obligations under our incurred indebtedness.

Our ability to pay interest and principal amounts when due or to comply with debt covenants will depend upon, among other things, continued commercial success of our product candidates, access to funding when required, the ability to enter into business or strategic relationships, and other factors that affect our future financial and operating performance, including, without limitation, prevailing economic conditions and financial, business, and regulatory factors, many of which are beyond our control. As previously discussed, on November 17, 2012, approximately $27.7 million of our debt matured and accordingly we are currently in default under a portion of those debt instruments.

If we are unable to generate sufficient cash flow to meet the debt service requirements under our incurred indebtedness, we may be forced to take actions such as:

•	restructuring or refinancing our debt;

•	seeking additional debt or equity capital;

•	reducing or delaying our business activities, acquisitions, investments or capital expenditures, including research and development expenditures;

•	selling assets, businesses, products or other potential revenue streams; or

•	seeking protection(s) under U.S. bankruptcy laws.

Such measures might not be successful and might not enable us to service our obligations under our indebtedness. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

We anticipate that we will need substantial additional funding in the future, and if we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the commercialization of our product candidates, to continue to pursue the submission of regulatory/marketing approval applications in various jurisdictions, for our product candidates and to fund the development and commercialization of our product candidates. Further, we anticipate that we will need to raise substantial additional capital in order to conduct the second Phase 3 clinical trial for BiovaxID™ pursuant to our formal guidance meeting with the FDA. Additional sources of funding have not been established; however, additional financing is currently being sought from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID.

Based on our current operating plans, we expect that our existing capital and cash flow from operations, together with proceeds of one or more anticipated equity financing transactions, will be sufficient to fund our operations and development activities for a limited period. We have received a report from our independent auditors on our consolidated financial statements for our years ended September 30, 2012 and 2011, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

We expect to seek additional financing from a number of sources, including but not limited to public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we raise funds through the issuance of equity securities, our current shareholders’ equity interests could be substantially diminished. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some of our rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

We may be unable to obtain necessary additional financing.

The capital requirements for our operations have been and will continue to be significant. Our ability to generate cash from operations is dependent upon, among other things, increased demand for our product candidates and services and the successful development of direct marketing and product distribution capabilities. Our ability to obtain required funding from debt or equity funding is dependent on numerous factors and is considered uncertain. There can be no assurance that we will have sufficient capital resources to implement our business plan and we may need additional external debt and/or equity financing to fund our future operations.

We are largely dependent on the success of BiovaxID™ and we may not be able to successfully commercialize BiovaxID.

We have expended and will continue to expend significant time, money, and effort on the development of BiovaxID and our other product candidates. We will incur significant costs and may never generate significant revenues from commercial sales of BiovaxID, if approved and our other product candidates. BiovaxID has not been approved for marketing in any jurisdiction, and it may never be commercialized. Before we can market and sell BiovaxID in the U.S., we will need to complete a second Phase 3 clinical trial.

If we fail to successfully commercialize BiovaxID, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be adversely affected.

Before regulatory/marketing approval can be sought in the U.S. for BiovaxID™ we must successfully complete additional clinical trials, outcomes of which are uncertain.

In July 2012, we conducted a formal clinical meeting with the FDA in order to define the path for BiovaxID’s U.S. regulatory approval. Further in its guidance, the FDA required that we conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support the filing of our BLA for BiovaxID. We are preparing to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market, subject to availability of funding.

Conducting clinical trials is a lengthy, time-consuming, and expensive process, and the results of these trials are inherently uncertain. The time required to complete necessary clinical trials is often difficult, if not impossible, to predict. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

•	inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

•	delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;

•	slower than expected rate of patient recruitment and enrollment;

•	inability to adequately follow and monitor patients after treatment;

•	difficulty in managing multiple clinical sites;

•	unforeseen safety issues;

•	government or regulatory delays; and

•	clinical trial costs that are greater than we currently anticipate.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early clinical trials may not be indicative of success in later clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional clinical trials. We do not know whether any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable product candidates. Our clinical trials may be suspended at any time for a variety of reasons, including if the FDA or we believe the patients participating in our clinical trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these clinical trials.

Failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

If we fail to obtain regulatory and/or marketing approval of BiovaxID™ or any of our product candidates, we will be unable to commercialize these products.

Development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the U.S. and in other foreign countries. The process of obtaining FDA regulatory approval of pharmaceutical products is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance.

We intend to seek regulatory approval from the FDA for BiovaxID; however, we do not plan on filing a BLA in the U.S. until after the completion of our second Phase 3 clinical trial which is expected to require a number of years to complete. In addition to seeking regulatory approval from the FDA for BiovaxID, we intend to seek the regulatory and marketing approval required to market BiovaxID in the EU, Canada and potentially additional countries and territories. We anticipate commencing the regulatory and marketing applications required in the EU and Canada around the same time. Marketing of BiovaxID in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each Member State in the EU and each province in Canada. The approval requirements and conditions (i.e., additional development and clinical trials to satisfy regulatory requirements) which each regulatory agency may require could delay or completely frustrate approval. The regulatory approval process for any new drug or biologic, particularly including BiovaxID is considered robust, challenging and uncertain.

In addition, patient-specific active immunotherapies such as BiovaxID are complex, and regulatory agencies have limited experience with them. To date, the FDA has only approved for marketing two active immunotherapies for treating cancer. This limited precedent and experience may lengthen the regulatory review process and impede our ability to obtain timely FDA approval for BiovaxID, if it is approved at all. Even if BiovaxID is approved by the FDA, the FDA’s limited precedent and experience with respect to a patient-specific active idiotype vaccine may increase our development costs and otherwise delay or prevent commercialization.

There can be no assurance that the products currently in development, or those products acquired or in-licensed by us, will be approved by the FDA or any foreign regulatory agency. In addition, there can be no assurance that all necessary approvals will be granted for future products or that regulatory review or actions will not involve delays caused by such regulatory agency’s request for additional information or testing that could adversely affect the time to market and sale of the products.

Any delay in any approval or any failure to obtain approval of a product could delay or impair our ability to commercialize that product and to generate revenue, as well as increase costs for that product.

If we do not obtain and maintain regulatory/marketing approval of our product candidates, we will be unable to sell our product candidates.

Changes in law, government regulations and/or policies can have a significant impact on our results of operations. The discovery, preclinical development, clinical trials, manufacturing, risk evaluation and mitigation strategies, marketing and labeling of pharmaceuticals and biologics are all subject to extensive laws and regulations, including without limitation, the U.S. Federal Food, Drug and Cosmetic Act, the U.S. Public Health Service Act, the Medicare Modernization Act, the Food and Drug Administration Amendments Act, the U.S. Foreign Corrupt Practices Act, the Sherman Antitrust Act, patent laws, environmental laws, privacy laws and other federal and state statutes, including anti-kickback, antitrust and false claims laws, as well as similar laws in foreign jurisdictions. Enforcement of and changes in laws, government regulations and/or policies can have a significant adverse impact on our ability to commercialize our product candidates and to introduce new products to the market, which would adversely affect our results of operations.

If we or our agents, contractors or collaborators are delayed in receiving, or are unable to obtain all, necessary governmental approvals, we will be unable to effectively market our product candidates.

The testing, marketing and manufacturing of our product candidates requires regulatory/marketing approval, including approval from the FDA or other U.S. governmental authorities and other governmental authorities outside of the U.S. that perform similar roles, including the EMA, and Health Canada.

The regulatory/marketing approval process presents a number of risks to us, principally:

•	In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory/marketing approval;

•	Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or received approval of other labeled indications;

•	Requirements for regulatory/marketing approval may become more stringent due to changes in regulatory agency policy or the adoption of new regulations or legislation;

•	The scope of any regulatory/marketing approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and reimbursed and may impose significant limitations in the nature of warnings, precautions and contra-indications that could materially affect the sales and profitability of the drug;

•	Approved products, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market;

•	Regulatory authorities and agencies of the U.S., the EU, Canada or other foreign governments may promulgate additional regulations restricting the sale of our product candidates, including specifically tailored risk evaluation and mitigation strategies;

•	Guidelines and recommendations published by various governmental and non-governmental organizations can reduce the use of our product candidates;

•	Once a product candidate receives regulatory/marketing approval, we may not market that product candidate for broader or different applications, and the FDA may not grant us approval with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing approvals in a significant manner or promulgate additional regulations restricting the sale of our present or proposed product candidates. The FDA may also request that we perform additional clinical trials or change the labeling of product candidates if we or others identify side effects after our product candidates are on the market; and

•	Our risk evaluation and mitigation strategies, labeling and promotional activities relating to our product candidates as well as our post-marketing activities will be regulated by the FDA, the Federal Trade Commission, the U.S. Department of Justice, the Drug Enforcement Agency, state regulatory agencies and foreign regulatory agencies and are subject to associated risks. In addition, individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with regulations regarding the promotion and sale of our product candidates, appropriate distribution of our product candidates under our restricted distribution systems, prohibition on off-label promotion and the promotion of unapproved products, such agencies may bring enforcement actions against us that could inhibit our commercial capabilities as well as result in significant penalties.

Other matters that may be the subject of governmental or regulatory action which could adversely affect our business include:

•	changes in laws and regulations, including without limitation, patent, environmental, privacy, health care and competition laws;

•	importation of prescription drugs from outside the U.S. at prices that are regulated by the governments of various foreign countries;

•	additional restrictions on interactions with healthcare professionals; and

•	privacy restrictions that may limit our ability to share data from foreign jurisdictions.

We have incurred significant costs in our development efforts to date and may never generate significant revenue from commercial sales of BiovaxID™ and our product candidates, if approved.

We expended significant time and funds in conducting the Phase 3 clinical trial in BiovaxID™ and the development of our other product candidates. We expect to continue to expend significant sums in our development efforts of our product candidates. We expect to continue to incur significant operating expenses and capital expenditures as we:

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory/marketing approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	hire additional clinical, scientific, sales and marketing and management personnel; and

•	identify and license additional product candidates.

If our product candidates fail in clinical trials or do not gain regulatory/marketing approval or gain regulatory/marketing approval for more restricted indications than we have anticipated, we may not generate significant revenues from any of our product candidates. In addition, we may continue to experience net losses for the foreseeable future, in which case our accumulated deficit will continue to increase, and we may exhaust our resources and be unable to complete the development of our product candidates. If we are unable to fund the continuing development of our product candidates or if we fail to generate significant revenues from any of our product candidates, our shareholders could lose all or part of their investment in our Company.

Even if approved, BiovaxID™ may be subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates. The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. We may also be required to undertake post-marketing clinical trials. There may be monetary penalties if post-approval requirements are not fulfilled. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw regulatory authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and/or other foreign regulatory/marketing approvals, if we or others identify adverse side effects after any of our product candidates are on the market, or if manufacturing problems occur, regulatory/marketing approval may be withdrawn and reformulation of our product candidates, additional clinical trials, changes in labeling of our product candidates and additional regulatory/marketing applications may be required.

There is a high risk of failure because we are trying to develop a new anti-cancer vaccine.

We are pursuing a novel patient-specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. BiovaxID™ is subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks generally associated with drug development. These risks include the possibility that:

•	our technology or the product based on our technology will be ineffective or toxic, or otherwise fail to receive necessary regulatory/marketing approvals;

•	future products based on our technology will be difficult to manufacture on a large scale or at all or will prove to be uneconomical to produce or market;

•	proprietary rights of third parties will prevent us or our collaborators from marketing products;

•	third parties will market superior or equivalent products;

•	technology advances will render our technology or product outdated or less attractive; and

•	the products will not attain market acceptance.

Drug development, including clinical trials required for domestic and foreign governmental approval, is expensive and new drugs have a high risk of failure. Based on results at any stage of development, including later-stage clinical trials and our inability to bear the related costs associated with product development or product production or marketing, we may decide to discontinue development or clinical trial at any time.

Preparing for and processing the MAA, NDS and BLA for BiovaxID will be expensive and time consuming. The regulatory agencies responses to any application are uncertain may be rejected or denied, or may impose additional requirements. Such additional requirements may be expensive and/or time consuming, and meeting these additional requirements may be difficult or impossible.

We might be unable to manufacture our drug candidates on a commercial scale, even if approved.

Assuming approval of BiovaxID™, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product candidates and cause us to fail.

Manufacturing facilities, and those of any future contract manufacturers, are or will be subject to periodic regulatory inspections by U.S. federal and state and foreign regulatory agencies and these facilities are subject to the particular regulatory agency’s quality system standards and regulations. If we or our third-party manufacturers fail to maintain facilities in accordance with the particular regulatory agency’s quality system standards and regulations, then the manufacture process could be suspended or terminated, which would harm us.

We currently have only a pilot scale manufacturing facility. If approved in the EU and Canada, we anticipate that we may need additional manufacturing capacity. Adding manufacturing capacity will be expensive, time consuming and subject to significant regulatory requirements.

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market BiovaxID™ and/or any of our product candidates.

The extent to which we develop and commercialize BiovaxID and/or any of our product candidates will depend on our ability to:

•	complete required clinical trials;

•	obtain necessary regulatory/marketing approvals;

•	establish, or contract for, required manufacturing capacity; and

•	establish, or contract for, sales and marketing resources.

We have limited experience with these activities and might not be successful in the clinical trials, product development or commercialization.

Competing technologies may adversely affect us.

Rituximab is currently part of the standard of care for the treatment of FL. We believe that rituximab containing therapies are well accepted by both physicians and patients and may constitute a significant competitive challenge for our drug candidate if approved.

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, including its expanded approval as a NHL maintenance therapy, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our product candidates. We expect to encounter intense competition from a number of companies that offer products in our targeted application area.

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

Competitors might succeed in developing, marketing, or obtaining regulatory/marketing approval for technologies, products, or services that are more effective or commercially attractive than those we offer or are developing, or that render our product candidates or services obsolete. As these companies develop their technologies, they might develop proprietary positions, which might prevent us from successfully commercializing products. Also, we might not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

Our competitors may develop products that are less expensive, safer, or more effective, which may diminish or eliminate the commercial success of any future products that we may commercialize.

We compete with several biopharmaceutical companies, and our competitors may:

•	develop product candidates and market products that are less expensive or more effective than our future product;

•	commercialize competing products before we or our partners can launch any products developed from our product candidates;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic relationships; and

•	take advantage of acquisition or other opportunities more readily than we can.

We will compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new product candidates that will compete with ours, and these competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do.

If our competitors market products that are less expensive, safer or more effective than our potential products, or that reach the market sooner than our potential product candidates, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

If we fail to comply with the extensive regulations enforced by the EMA, Health Canada, the FDA and other national and international agencies, the sale of our product candidates would be prevented or delayed.

Research, pre-clinical development, clinical trials, manufacturing, and marketing of our product candidates are subject to extensive regulation by various national and international government authorities. We have not received regulatory/marketing approval from any regulatory agency BiovaxID™. The process of obtaining EMA, Health Canada, FDA, and other required regulatory/marketing approvals is lengthy and expensive, and the time required for such approvals is uncertain. The regulatory/marketing approval process is affected by such factors as:

•	the severity of the disease;

•	the quality of submission;

•	the clinical efficacy and safety;

•	the strength of the chemistry and manufacturing control of the process;

•	the manufacturing facility compliance;

•	the availability of alternative treatments;

•	the risks and benefits demonstrated in clinical trials; and

•	the patent status and marketing exclusivity rights of certain innovative products.

Any regulatory/marketing approvals that we or our partners receive for our product candidates may also be subject to limitations on the indicated uses for which the product candidate may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The subsequent discovery of previously unknown problems with the product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product candidate, and could include withdrawal of the product candidate from the market.

Our U.S. manufacturing, labeling, storage, and distribution activities also are subject to strict regulation and licensing by all applicable regulatory agencies. Our biopharmaceutical manufacturing facilities are subject to periodic inspection by the FDA, the EMA, Health Canada and the regulatory agencies of any other jurisdiction where our product candidate may in the future be marketed. We may receive notices of deficiencies from these agencies as a result of such inspections. Our failure or the failure of our biopharmaceutical manufacturing facilities to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action regulatory agencies, including the interruption or prevention of marketing, closure of our biopharmaceutical manufacturing facilities, and fines and/or penalties.

Regulatory authorities also will require post-marketing surveillance to monitor and report to them potential adverse effects of our product candidates. The U.S. Congress or the FDA in specific situations can modify the regulatory process. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, and criminal prosecutions.

The policies of all other applicable regulatory agency, may change and additional government regulations may be enacted that could prevent or delay regulatory/marketing approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our product candidates and our business could suffer.

Distribution of our product candidates outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the export by us of certain of our product candidates that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would impair our ability to generate revenue, increase our compliance costs, and have a material adverse effect on our future business, financial condition, and results of operations.

Because the product development and the regulatory/marketing approval process for BiovaxID™ and/or any of our product candidates is expensive and its outcome is uncertain, we must incur substantial expenses that might not result in any viable product, and the process could take longer than expected.

Regulatory/marketing approval of a pharmaceutical product is a lengthy, time-consuming and expensive process. Before obtaining regulatory/marketing approvals for the commercial sale of our product candidates, we must demonstrate to the satisfaction of the applicable regulatory agencies that BiovaxID is safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

Historically, the results from pre-clinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory/marketing approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory/marketing approval. In addition, regulatory delays or rejections could be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Clinical trials conducted by us or by third parties on our behalf might not be accepted by the EMA, Health Canada, the FDA or other international regulatory agencies as being a sufficient demonstration of safety, efficacy or statistical significance to support the acceptance, processing or approval of our applications to obtain the requisite regulatory approval to market for our product candidates. In such an event, regulatory authorities might require us to conduct additional clinical trials which would be both expensive and time consuming or in the alternative might not permit us to undertake any additional clinical trials for our product candidates.

We have completed a single Phase 3 clinical trial for BiovaxID and the FDA has advised us that it will require a second Phase 3 clinical trial as a condition for regulatory approval. BiovaxID is considered highly personalized because it is manufactured for each patient using material obtained by biopsy from that patient. Personalized drugs are considered unique which may create regulatory uncertainty. We do not have an understanding or agreement with the EMA, Health Canada, the FDA, or other international regulatory agencies as to the adequacy of our personalized manufacturing process, or the sufficiency, design or size of the BiovaxID Phase 3 clinical trial or the appropriate design, protocol or endpoints for our second Phase 3 clinical trial. Further, we do not know the ultimate impact on the regulatory process which may result from the early stoppage of our initial Phase 3 clinical trial before all planned patients were enrolled, the appropriateness of analyzing only patients treated with BiovaxID or control which is considered a modified intent to treat population, the impact of analyzing sub-populations of the treated patients such as patients based on the characteristics of the patient’s tumor isotype or any other factor of the BiovaxID Phase 3 clinical trial. Our initial BiovaxID Phase 3 clinical trial spanned approximately eight years and the completion of a second Phase 3 clinical trial and any other required clinical trials (which could potentially require a different trial design) will likely take a significant number of years and funding which we currently do not have. The length of time for a clinical trial generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes, we forecast the commencement and completion of clinical development, and have included many of those forecasts in reports filed with the SEC and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment and as a result of our reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additional delays may occur. Our rate of completion of development efforts also could be delayed by many factors: the timing of meetings with regulatory agencies; the requirements, cost and time necessary to prepare for regulatory meetings; and the time, expense and ability to satisfy requests or requirements made by regulatory agencies is uncertain and may vary depending on numerous circumstances and as a result of the analysis of available data. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in vaccine development and the regulatory process.

Risks Related to Our Industry

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

For BiovaxID™, we hold the patent relating to the method of producing BiovaxID and we have filed additional patent applications for BiovaxID. There are filed patent applications for AutovaxID® as well.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

•	our issued patents and the issued patents of our licensors may not provide a basis for commercially viable products, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	we may not develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our strategic partners’ employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained (misappropriated) and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods, and know-how, it will be more difficult for us to enforce our patent rights and our business could be harmed.

If we are not able to defend the patent or trade secret protection position of our technologies and product candidates, then we will not be able to exclude competitors from developing or marketing competing products, and we may not generate enough revenue from product sales to justify the cost of development of our product candidates and to achieve or maintain profitability.

If we are unable to adequately protect or enforce our rights to intellectual property or secure rights to third-party patents, we may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to, enforce, maintain or protect such rights.

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions including those related to our risk evaluation and mitigation strategies. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued.

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed, invalidated, rendered unenforceable or infringed by others. Further, we are aware of third-party U.S. patents that relate to, for example, the use of certain technologies and cannot be assured as to any impact to our potential products, or guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the U.S. Patent & Trademark Office (“USPTO”).

With respect to patents and patent applications we have in-licensed, there can be no assurance that additional patents will be issued to any of the third parties from whom we have licensed patent rights, or that, if any new patents are issued, such patents will not be opposed, challenged, invalidated, infringed or dominated or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of material licenses granted to us could have a material adverse effect on our business, financial condition and results of operations.

Because (1) patent applications filed in the U.S. on or before November 28, 2000 are maintained in secrecy until patents issue, (2) patent applications filed in the U.S. on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date, (3) U.S. patent applications that are not filed outside the U.S. may not publish at all until issued and (4) publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of our inventions, we, or our licensors, may have to participate in interference proceedings before the USPTO to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

Competitors have chosen and in the future may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to challenge the validity or our patent claims in post-grant proceedings, or to design around such patents and compete with us using the resulting alternative technology. Additionally, for these same reasons, we cannot be sure that patents of a broader scope than ours may be issued and thereby create freedom to operate issues. If this occurs we may need to reevaluate pursuing such technology, which is dominated by others’ patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

Our intellectual property rights will further be affected in ways that are difficult to anticipate by the provisions of the America Invents Act (2011).

Enacted in September 2011, the America Invents Act is the first major overhaul of the U.S. patent system since 1952, and includes a number of changes to established practices. The most significant changes include the transition to a modified first-to-file system, the availability of new post-grant review for issued patents, various procedural changes including the third-party submission of prior art and the availability of derivation proceedings and supplemental examination, and an expanded prior commercial user rights defense to a claim of patent infringement. The scope of these changes and the lack of experience with their practical implementation, suggest a transitional period with some uncertainty over the next few years. For example, while some provisions have already taken effect, others will take effect up to 18 months from enactment. The USPTO is still in the process of publishing regulations concerning the implementation of the America Invents Act. Several provisions of the America Invents Act will likely be tested in U.S. federal courts over time.

The changes to the U.S. patent system in the America Invents Act will have an impact on our intellectual property rights and how business is conducted in general. For example, the modified first-to-file system places premium on filing as early as possible and appears to increase what is available as prior art, by changing the applicable definitions. In the future, in addition to patents and printed publications, we may be required to deal with unfamiliar prior art categories such as art that is “otherwise available to the public”. For patent applications filed on or after March 16, 2013, we may expect post-grant review challenges initiated up to nine months after the corresponding patent issues.

While the America Invents Act was intended to make the resolution of intellectual property disputes easier and less expensive, we may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications, post-grant opposition proceedings, and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others will be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or post grant proceeding could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party.

Our intellectual property rights will further be affected in ways that are difficult to anticipate by the procedures of the foreign countries in which we seek patent protection.

Different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country.

The uncertainty of patent and proprietary technology protection and our potential inability to license technology from third parties may adversely affect us.

Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, as well as to operate without infringing, or, if necessary, to obtain rights to, the proprietary rights of others. Our pending patent applications might not result in the issuance of patents. Our patent applications might not have priority over others’ applications and, even if issued, our patents might not offer protection against competitors with similar technologies. Any patents issued to us might be challenged, invalidated or circumvented and the rights created thereunder may not afford us a competitive advantage. Furthermore, patents that we own or license may not enable us to preclude competitors from commercializing products, and consequently may not provide us with any meaningful competitive advantage.

Our commercial success also depends in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that we have obtained from third parties permitting us to incorporate technology into our product candidates. It is possible that we might infringe these patents or other patents or proprietary rights of third parties. In the future we might receive notices claiming infringement from third parties. Any legal action against us or our collaborative partners claiming infringement and damages or seeking to enjoin commercial activities relating to our product candidates and processes may require us or our collaborative partners to alter our product candidates, cease certain activities and/or obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners might not prevail in an action, and any license required under a patent might not be made available on commercially acceptable terms, or at all.

There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Potential future litigation could result in substantial costs and the diversion of management’s efforts regardless of the merits or result of the litigation. Additionally, from time to time we may engage in the defense and prosecution of interference proceedings before the USPTO, and related administrative proceedings that can result in our patent position being limited or in substantial expense to us and significant diversion of effort by our technical and management personnel. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which could subject us to additional difficulties in protecting our intellectual property in those countries.

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

If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize our product candidates depends on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the various areas in which we have products or are seeking to create products, including patents relating to specific antifungal formulations and methods of using the formulations to treat infections, as well as patents relating to serum-based vaccines and methods for detection of cancer. The interpretation of patent claims is complex and uncertain. The legal standards governing claim interpretations are evolving and changing. Thus, any significant changes in the legal standards would impact the way that we interpret the claims of third-party patents in our product candidate areas. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates may infringe. There could also be existing patents of which we are not aware that our product candidates may inadvertently infringe.

If a third party claims that we infringe on their patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•	infringement and other intellectual property claims which, with or without merit, can be costly and time consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our product candidates or technologies infringe upon a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our product candidates or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do;

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights; and

•	redesigning our process so that it does not infringe, which may not be possible or may require substantial time and expense.

Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

We may not be able to maintain sufficient product liability insurance to cover claims against us.

Product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our product candidates’ progress, or that existing or future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our liability insurance policy and/or any rights of indemnification and contribution that we may have will offset existing or future claims. We maintain product liability insurance in the aggregate of $2.0 million per occurrence. We believe that this coverage is currently adequate based on current and projected business activities and the associated risk exposure, although we expect to increase this coverage as our business activities and associated risk grow. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition, and results of operations.

The market may not be receptive to our product candidates upon their introduction.

The biopharmaceutical products that we may develop may not achieve market acceptance among physicians, patients, health care payers, and the medical community. The degree of market acceptance will depend upon a number of factors, including

•	the receipt of regulatory/marketing approvals;

•	limited indications of regulatory/marketing approvals;

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our product candidates and their potential advantages over existing treatment methods;

•	the prices of such products;

•	reimbursement policies of government and third-party payers;

•	market acceptance of patient-specific active immunotherapies, in the case of BiovaxID™;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	ability to produce our product candidates at a competitive price;

•	stocking and distribution;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

The failure of our product candidates to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business, financial condition and results of operations.

Health care policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have material adverse effects on our commercialization of our product candidates.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the “PPACA”) enacted in March 2010 makes changes that could significantly impact the development and commercialization of our products. Significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services or therapeutics, including therapeutics like Cyrevia, BiovaxID and/or any of our product candidates. In addition to the PPACA, the effect of which cannot presently be fully quantified given its relatively recent enactment, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could substantially impact the development and commercialization of our product candidates. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S., in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our product candidates or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

The insurance coverage and reimbursement status of newly approved products is uncertain and failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. The commercial success of our product candidates in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our product candidates by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations, and other third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new products, and, as a result, they may not cover or provide adequate payment for our product candidates. Our product candidates could, if approved, face declining revenues if competitor products are perceived as providing a substantially equivalent therapeutic effect at a lower cost to the payer. They may not view our product candidates as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our product candidates to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our product candidates. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our product candidates may cause our revenue to decline.

Sales of our products candidates will be significantly reduced if access to and reimbursement for our products candidates by governmental and other third-party payers is reduced or terminated.

Sales of our product candidates will depend, in part, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. Generally, in the EU, Canada and other countries outside the U.S., the government-sponsored healthcare system is the primary payer of healthcare costs of patients. These health care management organizations and third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the Health Care Reform Act of 2010 (“Health Care Reform Act”), which became effective in January 2011, has provided sweeping health care reform in the U.S., which may impact the prices of drugs. In addition to the federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our product candidates, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. If these organizations and third-party payers do not consider our product candidates to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our product candidates or, if they do, the level of reimbursement may not be sufficient to allow us to sell our product candidates on a profitable basis.

Reimbursement in the EU and Canada involves decisions, applications and compliance with various Member States in the instance of the EU and various provinces in the instance of Canada. Such non-centralized reimbursement requirements may result in delays, added expense and limitations on marketing access. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EU, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, which could adversely affect our revenue and results of operations.

The availability and amount of reimbursement for our products candidates and the manner in which government and private payers may reimburse for our products candidates is uncertain.

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms.

We expect that many of the patients who seek treatment with our product candidates, if approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The Medicare program is administered by the CMS, an agency within the HSS. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change.

Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Modernization Act, enacted in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for our product candidates, if it is approved for sale. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to profitably sell our product candidates will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to profitably market or sell our product candidates, if approved.

In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider our product candidates to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products on a profitable basis. We are unable to predict what impact the Medicare Modernization Act or other future regulation or third party payer initiatives, if any, relating to reimbursement for our product candidates will have on sales of our product candidates, if approved for sale.

In the EU, each Member State influences the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from Member State to Member State. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country. All of these factors could adversely impact our ability to successfully commercialize our product candidates in these jurisdictions.

We could be negatively impacted by the application or enforcement of federal and state fraud and abuse laws, including anti-kickback laws and other federal and state anti-referral laws.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change or discontinue our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could become subject to false claims litigation under federal statutes, which can lead to treble damages based on the reimbursements by federal health care programs, civil money penalties (including penalties levied on a per false claim basis), restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which allows any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that the costs of defending claims or allegations under the False Claims Act will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Business Segments

Our clinical trials for BiovaxID™ were not regarded by the FDA as conclusive and the FDA has required us to conduct a second Phase 3 clinical trial for this product candidate.

In July 2012, we conducted a formal clinical meeting with the FDA in order to define the path for BiovaxID’s U.S. marketing approval. In its guidance, the FDA required that we conduct a second Phase 3 clinical trial to complete the clinical data gained through our Phase 3 clinical trial and our BiovaxID development program to support the filing of the BLA for BiovaxID. We are preparing to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market, subject to availability of funding. We continue to advance our efforts to comply with various regulatory validations and comparability requirements related to our manufacturing process and facility. However, no assurance can be given that substantial additional requirements will not be imposed by the FDA for the approval of BiovaxID. We will experience significant additional costs and delay due to our second Phase 3 clinical trial, which may frustrate, delay, or render impossible marketing approval or commercialization.

The NCI is not precluded from working with other companies on developing products that are competitive with BiovaxID™.

BiovaxID is based on research and studies conducted at the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, we were a party to a Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent FL. Although the NCI transferred sponsorship of the IND for BiovaxID to us in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent FL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under our prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID.

Additionally, through their partnership with the NCI, these companies could develop immunotherapies for other forms of cancer that may serve as barriers to any future product candidates that we may develop for such indications.

We have been dependent on a sole-source supplier for KLH, a critical raw material used in the manufacture of BiovaxID™, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID.

We have been dependent on a sole-source supplier for KLH, a critical raw material used in the manufacture of BiovaxID, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID. In particular, the manufacture of BiovaxID requires KLH, a foreign carrier protein. We have historically purchased KLH from BioSyn Arzneimittel GmbH (“BioSyn”), which was a single source supplier. We had entered into a supply agreement with BioSyn during our Phase 3 clinical trial of BiovaxID, pursuant to which BioSyn agreed to supply us with KLH. That supply agreement has terminated, and we are currently evaluating a potential agreement with BioSyn to supply us with the amounts of KLH necessary for commercialization. Additionally, we have become aware of alternative suppliers who now market KLH and is also currently evaluating these potential suppliers and determining the steps necessary to confirm the equivalence of their product with the KLH supplied by BioSyn. However, we have not yet established a relationship with these suppliers and we have not completed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

When BiovaxID is administered, the administering physician uses a cytokine to enhance the patient’s immune response, and this cytokine is administered concurrently with BiovaxID. The cytokine used by physicians for this purpose is GM-CSF. GM-CSF is a substance that is purchased by the administering physician and is administered with an antigen to enhance or increase the immune response to that antigen. The physicians who administer BiovaxID will rely on Genzyme Corporation (“Genzyme”), as a supplier of GM-CSF, and these physicians will generally not have the benefit of a long-term supply contract. Currently, GM-CSF is not commercially available from other sources in the U.S. While KLH and GM-CSF are generic products, Biovest may purchase and include GM-CSF in its product packaging and if so would be responsible for regulatory compliance issues.

Establishing additional or replacement suppliers for these materials or components may require a substantial amount of time. In addition, we may have difficulty obtaining similar components from other suppliers that are acceptable to the specific regulatory agencies.

If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of BiovaxID could be interrupted for an extended period of time, which may delay commercialization of BiovaxID. If, we are unable to obtain adequate amounts of these components, we may be required to obtain regulatory clearance from the specific regulatory agencies to use different components that may not be as safe or as effective. As a result, regulatory/marketing approval of BiovaxID may be suspended or delayed or may not be received at all. All these delays could cause delays in commercialization of BiovaxID, delays in our ability to generate revenue from BiovaxID, and increased costs.

GM-CSF is not approved for commercial sale outside of the U.S. Therefore, if foreign regulatory agencies require GM-CSF to be administered along with BiovaxID™, then GM-CSF must also be approved in those particular foreign countries.

To enhance or increase a patient’s immune response, GM-CSF is administered by the patient’s physician concurrently with BiovaxID. If a foreign regulatory agency requires the administration of GM-CSF concurrently with BiovaxID to approve our marketing approval application, then in order to achieve marketing approval for BiovaxID in that foreign market, GM-CSF must also receive regulatory/marketing approval in that foreign market. GM-CSF is currently only approved for sale in the U.S., and is currently not approved for sale in any foreign markets. As a result, foreign regulatory/marketing approval of BiovaxID may be suspended or delayed or may not be received at all. These delays could cause delays in the foreign commercialization of BiovaxID, delays in our ability to generate revenue from BiovaxID, and increased costs. We may purchase and include GM-CSF in our product packaging, and if so, would be responsible for regulatory compliance issues.

We may experience difficulties in manufacturing BiovaxID™ or in obtaining regulatory/marketing approval of the change in our manufacturing site or process from the FDA or international regulatory agencies, which could prevent or delay us in the commercialization of BiovaxID.

Manufacturing BiovaxID is complex and requires coordination internally among our employees, as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing BiovaxID, including:

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

In addition, because we have relocated the site of the manufacturing process to our Minneapolis (Coon Rapids), Minneapolis facility following the BiovaxID Phase 3 clinical trial, we are required to demonstrate to the FDA that the product developed under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis (Coon Rapids), Minneapolis facility, as well as future expansion of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful regulatory/marketing approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument.

A showing of comparability requires data demonstrating that the product is consistent with that produced for the clinical trial and continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. This demonstration is based on various methods, as recommended in the FDA and International Conference of Harmonisation (“ICH”) regulatory guidelines. If we demonstrate chemistry, manufacturing and controls (“CMC”) comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. The FDA will determine if comparability data are sufficient to demonstrate that additional clinical studies are unnecessary. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, our clinical trials or FDA approval of BiovaxID may be delayed, which would cause delays in generating revenue and increased costs.

The ongoing detailed analyses being performed in our clinical trials for BiovaxID™ may produce negative or inconclusive results and may delay our efforts to obtain regulatory/marketing approval for this product.

We are currently engaged in performing additional detailed analyses of the safety and efficacy data generated by our Phase 2 and Phase 3 clinical trials of BiovaxID in FL and our Phase 2 clinical trial of BiovaxID in MCL. We cannot predict with certainty the results of the analyses, and if the results are negative or inconclusive we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain regulatory/marketing approval for BiovaxID for FL, MCL or both, or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs.

Inability to obtain regulatory/marketing approval for our manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

Before we can obtain domestic or foreign regulatory/marketing approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the particular regulatory agency. We plan to establish a dedicated BiovaxID™ manufacturing facility within our existing Minneapolis (Coon Rapids), Minnesota leasehold space. Therefore, before we can obtain the regulatory agency’s approval necessary to allow us to begin commercially manufacturing BiovaxID, we must pass a pre-approval inspection of our BiovaxID manufacturing facility by the particular regulatory agency. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that BiovaxID meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving BiovaxID, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell BiovaxID.

In order to commercialize BiovaxID, we will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, federal and foreign regulatory authorities’ regulations may be higher than we anticipate. In addition, any material changes we make to the manufacturing process may require approval by the state, federal, and foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business. In general, the domestic and foreign regulatory authorities view cGMP standards as being more rigorously applied as products move forward in development and commercialization. In seeking to comply with these standards, we may encounter problems with, among other things, controlling costs and quality control and assurance. It may be difficult to maintain compliance with cGMP standards as the development and commercialization of BiovaxID progresses, if it progresses.

We and our product candidates are subject to comprehensive regulation by the domestic and foreign regulatory agencies. These regulatory agencies and other federal and state entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of our product candidates. If we violate regulatory requirements at any stage, whether before or after regulatory/marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

The BiovaxID™ clinical trials may demonstrate that certain side effects may be associated with this treatment and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

We cannot guarantee that our current or future clinical trials for BiovaxID will not demonstrate additional adverse side effects that may delay or even preclude regulatory/marketing approval. Even if BiovaxID receives regulatory/marketing approval from any jurisdiction, if we or others identify previously unknown side effects following approval, regulatory/marketing approval could be withdrawn and sales of BiovaxID could be significantly reduced.

We are not able to prevent third parties, including potential competitors, from developing and selling an anti-cancer vaccine for NHL having the same composition of matter as BiovaxID™.

Our BiovaxID vaccine is based on research and studies conducted the NCI. As a result of published studies, the concept of the vaccine and its composition are in the public domain and cannot be patented by us, the NCI, or any other party. We have filed U.S. and foreign patents applications on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. We have obtained an exclusive worldwide license from Stanford for use of a proprietary cell line which we use to manufacture BiovaxID, but we cannot be certain that we will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. We cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. However, as a result of the FDA’s Orphan Drug designation for the treatment of FL, MCL and WM, we have seven years of market exclusivity in the U.S. from the date of FDA marketing approval for these three subtypes of B-cell NHL. We have ten years of market exclusivity in the EU as a result of the EMA’s Orphan Medicinal Product designation for the treatment of FL and MCL.

Several companies, such as Spectrum Pharmaceutical, Inc., GlaxoSmithKline, Genentech, Inc., Corixa Corporation, Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan®, a monoclonal antibody, and Zevalin®, which are passive radioimmunotherapy products. Passive immunotherapies, particularly Rituxan, are well accepted and established in the treatment of NHL and as such will impact both regulatory considerations and market penetration.

We are developing cell-based manufacturing instruments. The development of such instruments is subject to numerous risks and uncertainties.

We are developing cell-based manufacturing instruments. The development of such instruments is subject to numerous risks and uncertainties including the availability of funds required to support ongoing engineering, development and marketing; the ability of our instruments to meet the requirements or expectations of potential customers; our ability to meet the requirements of agencies of the DoD that currently support ongoing development efforts; the acceptance of our instruments by potential customers and various risks associated with engineering and developing new instruments. In our efforts to develop cell-based instruments, we have to a large degree relied upon contracts and CRADAs with various agencies of the DoD. Our ability to obtain additional contracts and or agreements from such agencies and/or our ability to perform existing and future arrangements to the satisfaction of such agencies is uncertain and therefore represents a risk associated with our development efforts.

There are many kinds of technologies for the manufacture of cell-based products. The technology relied upon by our instruments and development efforts is referred to as hollow fiber perfusion which is not widely accepted for large-scale manufacturing and, notwithstanding our development efforts, may not become widely accepted in the future. Our hollow fiber bioreactors must compete with many other kinds of cell-based manufacturing instruments including, but not limited to, stirred-tank reactors; airlift fermentors; roller bottles; packed bed reactors; two-chamber reactors; ceramic matrix systems; batch fermentation techniques; and WAVE bioreactors. There can be no assurance that our hollow fiber systems will gain widespread acceptance competing with these other established technologies marketed by industry leaders such as General Electric, Lonza, 3M, Sartorius Stedim, Thermo Scientific and Sandoz Biopharmaceuticals.

Competition to for cell-based instruments is intense. Most of the developers, manufacturers and marketers of cell-based manufacturing instruments are much larger, more entrenched with potential customers and better financed than us which places us at a competitive disadvantage.

Our contract cell production services are subject to the potential of product liability claims.

The contract production services for therapeutic products that we offer expose us to a potential risk of liability as the proteins or other substances manufactured by us, at the request of and to the specifications of our customers, could potentially cause adverse effects. We, generally obtain agreements from our contract production customers indemnifying and defending us from any potential liability arising from such risk. There can be no assurance; however, that we will be successful in obtaining such agreements in the future or, that such indemnification agreements will adequately protect us against potential claims relating to such contract production services. We may also be exposed to potential product liability claims by users of our product candidates. We may seek to increase our liability insurance coverage in the future in the event of any significant increases in our level of contract production services. There can be no assurance that we will be able to maintain our existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which we might be exposed. A successful partially or completely uninsured claim against us would have a material adverse effect on our operations.

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

Our manufacturing, clinical laboratory, and research and development processes involve the storage, use and disposal of hazardous substances, including hazardous chemicals and biological hazardous materials. Because we handle bio-hazardous waste with respect to our contract production services, we are required to conform to our customers’ procedures and processes to the standards set by the EPA, as well as those of local environmental protection authorities. Accordingly, we are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety and environmental management practices and procedures for handling and disposing of these hazardous materials are in accordance with good industry practice and comply with applicable laws, permits, licenses and regulations, the risk of accidental environmental or human contamination or injury from the release or exposure of hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, including environmental clean-up or decontamination costs, and any such liability could exceed the limits of, or fall outside the coverage of, our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental and public and workplace safety and health laws and regulations.

The success of our instruments and disposables business may be dependent in large part upon the continued provision of development services to governmental agencies.

We are collaborating with government agencies to further develop our AutovaxID® system and explore the potential production of additional vaccines, including vaccines for viral indications such as influenza. These development activities are being undertaken pursuant to contracts, such as CRADA, with government agencies. Accordingly, these development activities are subject to the inherent risks associated with government contracts, including complying with the government contracting process and the government budgeting process. The success of our instruments and disposables business for the foreseeable future may depend in large part on continued development activities and contracts with government agencies.

Risks Related to Our Operations

The failure to attract and retain skilled personnel could impair our product development and commercialization efforts.

The success of our business depends, in large part, on the performance of our senior management and key scientific, manufacturing and technical personnel. The loss of the services of any member of our senior management, or our scientific, manufacturing or technical staff may significantly delay or prevent the achievement of product development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results, and financial condition. We do not maintain key man life insurance for any of our senior management and key scientific, manufacturing and technical personnel. We are not aware of any plans by our senior management and key scientific, manufacturing and technical personnel to retire or leave us in the near future.

We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

In addition, we believe that we will need to recruit additional senior management and scientific, manufacturing, and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific, manufacturing and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient scientific, manufacturing, technical, and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our product candidates and the commercialization of our potential products and the growth of our business.

We expect to expand our development, clinical research, and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to have significant growth in our expenditures, the number of our employees and the scope of our operations, in particular with respect to those product candidates that we elect to commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We occasionally become subject to commercial disputes that could harm our business by distracting our management from the operation of our business, by increasing our expenses and, if we do not prevail, by subjecting us to potential monetary damages and other remedies.

From time to time we are engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business and the cost of defending these disputes would reduce our operating results. If we do not prevail in these litigation matters or if we are required to expend a significant amount of resources defending such claims, our operating results, financial position, and cash flows could be adversely impacted.

A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we believe that we have taken appropriate security measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risks Related to Our Common Stock

Our common stock is quoted on the Over-the-Counter Market.

As opposed to a larger or better accepted market, our common stock is quoted on the OTCQB™, which is the middle tier of the Over-the-Counter Market (the “OTC Market”), reserved for companies that are registered and reporting with the SEC or a U.S. banking regulator. There are no financial or qualitative standards to be in this tier. The OTCQB was launched in April 2010, by OTC Markets, Inc. to better distinguish OTC securities. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities.

We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of our common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

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

We believe we are eligible to upgrade our stock listing to the OTCQX™, which is the top tier of the OTC Market. The OTCQX is reserved exclusively for companies that meet the highest financial standards and undergo a qualitative review, as determined by the OTC Markets. However, there can be no assurance that an OTCQX application, if submitted, will be approved.

The price of our common stock may be highly volatile.

The market price for our common stock is likely to fluctuate due to factors unique to us or arising out of the highly volatile market prices of securities of biotechnology companies. Purchasers of our common stock shareholders may not be able to resell shares of our common stock following periods of volatility. In addition, purchasers of our common stock shareholders may not be able to resell shares at or above their purchase price.

Our stock price may be affected by many factors, many of which are outside of our control, which may include:

•	actual or anticipated variations in quarterly operating results;

•	the results of clinical trials and preclinical studies involving our product candidates or those of our competitors;

•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

•	developments in our relationships with other collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	our ability to fund on-going operations;

•	our inability to repay our debt obligations and defaulting on such debt obligations;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology industry; and

•	changes in the economic performance or market valuations of other biotechnology companies.

Our principal stockholder and/or certain of our secured creditors are able to exert significant influence over matters submitted to stockholders for approval.

As of September 30, 2012, Accentia owned a majority of our outstanding shares of common stock. Accentia exerts significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

As previously discussed, on November 17, 2012, we have failed to pay our Matured Obligations in the aggregate principal amount of approximately $27.7 million (described herein). Pursuant to cross-default provisions contained in the outstanding notes issued to (a) the EDA and the MIF and (b) the Laurus/Valens Term B Notes may be declared to be in default as well. We have not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed herein) precludes Laurus/Valens from declaring a cross-default under the Term B Notes. On December 19, 2012, the majority of the holders (the Whitebox Entities) of the remaining outstanding promissory notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against us for the outstanding principal and interest owed to them.

Effective November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

There may not be a market for our common stock.

Our shares are quoted on the OTCQB. The OTCQB is the middle tier of the OTC Market. OTCQB companies are registered and reporting with the SEC or a U.S. banking regulator, making it easier for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. The OTCQB marketplace was launched in April 2010, by OTC Markets, Inc. to better distinguish OTC securities that are registered and reporting with U.S. regulators. However, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade. The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $0.2 million or $0.3 million together with their spouse). For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

The further issuances of additional authorized shares of our common stock and preferred stock may adversely affect the market for our common stock.

As of November 30, 2012, there were 146,510,818 shares of common stock outstanding. The Certificate of Amendment to our Amended and Restated Certificate of Incorporation, which was filed on March 7, 2012 authorizes us to issue up to 500 million shares of common stock with a par value $0.01 per share. The number of authorized shares of common stock provides us with the flexibility to issue more shares in the future, which might cause dilution to our shareholders. In addition, the total number of shares of our common stock issued and outstanding does not include common stock shares reserved in anticipation of the exercise of outstanding stock options or common stock purchase warrants. To the extent such stock options or common stock purchase warrants are exercised, the holders of our common stock may experience further dilution.

Moreover, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of stock options and common stock purchase warrants, investors would experience additional dilution. Finally, in addition to the above referenced shares of authorized common stock which may be issued without shareholder approval, we have 50 million authorized but undesignated shares of preferred stock, the terms of which may be fixed by our Board of Directors.

We have not been the subject of an independent valuation.

No investment banker or underwriter has been retained to value our common stock. We have not attempted to make any estimate of the prices at which our common stock may trade in the market. Moreover, there can be no assurance given as to the market prices that will prevail.

Common stock shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell some or all of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our shareholders that are non-affiliates that have satisfied a one-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, product approval, production and supply dates, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion (or incorporation by reference) of the projections in this Annual Report on Form 10-K should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

We do not expect to pay any dividends.

We have not declared or paid cash dividends since our inception. We currently intend to retain all of our earnings to finance future growth and therefore, do not expect to declare or pay cash dividends in the foreseeable future.

Our tax-loss carryforwards are subject to restrictions.

As of September 30, 2012, we had substantial net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $98.7 million (expiring beginning in 2020) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLs is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership, and as a result of our Chapter 11 proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLs may be further limited as a result of future equity transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which we use for office, laboratory, manufacturing, and warehousing facility space to support (1) our development, potential commercialization, and production of BiovaxID™, (2) the production of our instruments and disposables, and (3) our contract cell culture products and services. The lease expires on December 31, 2020. We have the right to extend the term of the lease for two additional five year periods at the greater of (a) the base rent in effect at the end of the initial ten year lease term, or (b) market rates in effect at the end of the initial ten year lease term. The lease contains provisions regarding a strategic collaboration whereby the landlord agreed to construct certain capital improvements to the leased premises to allow us to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required. The $1.5 million in improvements were completed in September 2011. These improvements were financed by us through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (as described herein), and an increase to the base rent charged in order to recoup the costs of construction incurred by the landlord (approximately $1.0 million) over the initial term of the lease.

We share office space with our parent company, Accentia, and utilize the space as our corporate, executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

We anticipate that our administrative offices will meet our needs during fiscal 2013. We also anticipate that, as our development and commercialization of our product candidates advance and as we prepare for the future commercialization of our product candidates, our facilities requirements will increase.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy proceedings

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed our First Modification to the First Amended Joint Plan of Reorganization. On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 protection, and the Plan became effective, November 17, 2010. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceeding.

Other proceedings

Clinstar

On August 4, 2008, we were served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of our Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us in our Chapter 11 proceeding and another against Accentia in its Chapter 11 proceeding. We, along with Accentia, objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against us was denied and Clinstar’s proof of claim against Accentia was allowed. Accentia issued 283,186 shares of Accentia common stock at a conversion price of $1.36 per share as required by Accentia’s bankruptcy plan, in full satisfaction of Clinstar’s allowed proof of claim against Accentia. Clinstar has no further claims against us or Accentia for breach of contract for non-payment.

Whitebox Entities

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”) commenced a breach of contract action to secure monetary judgment(s) in the approximate aggregate amounts of $1.2 million against us for the outstanding principal and interest owed to them from unsecured promissory notes issued to the Whitebox Entities in our Exit Financing (described herein) (the “Whitebox Litigation”). We intend to seek the dismissal of this litigation and plan to defend these claims vigorously.

Matured Obligations

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of our Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. With the exception of the Whitebox Litigation, we have not been notified of an event of default by the other holders of the outstanding Exchanges Notes. Pursuant to cross-default provisions contained in certain of our other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. We have not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any additional threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

From February 18, 2009 until July 12, 2010, our stock traded on the Pink Sheets under the symbol, “BVTI”. On July 12, 2010, our common stock opened for trading on the OTCQB™ Market under the symbol, “BVTI”.

Number of Common Shareholders

As of November 30, 2012, we had approximately 147 million shares of common stock outstanding, which were held by approximately 400 shareholders of record.

Quarterly High/Low Bid Quotations – BVTI

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated and as reported by the OTCQB Market. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2012:
First Quarter	$0.46	$0.32
Second Quarter	$0.77	$0.32
Third Quarter	$0.60	$0.37
Fourth Quarter	$0.43	$0.11

Year Ended September 30, 2011:
First Quarter	$2.05	$0.62
Second Quarter	$0.94	$0.51
Third Quarter	$0.63	$0.41
Fourth Quarter	$0.52	$0.37

As of November 30, 2012, the closing sale price for our common stock was $0.20.

Dividends

We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. Although there are no contractual restrictions on our ability to pay dividends, we currently anticipate that all future earnings will be retained for use in our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, and other factors.

Equity Compensation Plan Information

Securities authorized for issuance under our equity compensation plans which have been approved by our shareholders, as of September 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	36,464,559	$0.53	110,141

Total	36,464,559		110,141

Recent Sales of Unregistered Securities

During the year ended September 30, 2012, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Plan (with an effective date of November 17, 2010) and Section 1145 of the U.S. Bankruptcy Code, we issued an aggregate of 1,689,250 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.16 to $1.00 per share and issuance dates between October 1, 2011 and September 1, 2012.

2.	From November 29, 2011 through August 24, 2012, we issued incentive stock option awards (“Option Awards”) to certain of our employees, directors and consultants under our 2010 Equity Incentive Plan. The Option Awards granted options to purchase an aggregate of 9,507,122 shares of our common stock at an exercise prices ranging from $0.18 to $0.57 per share with certain options vesting immediately and others options vesting upon the achievement of certain development milestones.

3.	From January 15, 2012 to June 27, 2012, we issued an aggregate of 771,183 shares of our common stock, at exercise prices ranging from $0.06 to $0.32 per share, to certain holders of our common stock purchase warrants upon their exercise of those warrants.

4.	On March 28, 2012, we issued 10,000 shares of our common stock to one of our employees, at $0.06 per share, upon the exercise of her incentive stock option award previously granted to her under our Amended and Restated 2006 Equity Incentive Plan.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the U.S. Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 2 and 4 above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to a written compensatory plan or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering and, were made without general solicitation or advertising, and the purchasers represented their intentions to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. In addition, appropriate legends were (or will be) affixed to the share certificates and instruments issued (or to be issued) in such transactions. The recipients have adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transaction described in paragraph 3 above by virtue of Section 4(2) of the Securities Act in that such, sales and issuances did not involve a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. An appropriate legend was affixed to the share certificates and instruments issued. The recipients have adequate access, through their relationship with us, to information about us.

No underwriters were employed in any of the above transactions.

Purchase of Equity Securities

During the fourth quarter of fiscal 2012, there were no purchases made by or on behalf of us or any affiliated purchaser of shares of our common stock or other units of any class of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Biovest is a biotechnology company focused on developing and commercializing BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services. We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our name was changed to Cellex Biosciences, Inc. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware.

As a result of our collaboration with the National Cancer Institute (“NCI”), we are developing BiovaxID as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer, specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under our investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in patients with MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on our scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, we filed our formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, we announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. We could receive a decision regarding EU marketing and Canadian regulatory approval for BiovaxID within 12 months after the submission and acceptance of our MAA and NDS assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered. We also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to define the path for our filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further in its guidance, the FDA required that we conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support our filing of the BLA for BiovaxID. We are preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support our planned commercialization of BiovaxID and to support the products of personalized medicine and particularly patient specific oncology products, we developed and commercialized a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate, compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. We plan to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID. We believe that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. We are collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

We also manufacture instruments and disposables used in the hollow fiber production of cell culture products. We manufacture mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers. We have produced over 7,000 cell based products for an estimated 2,500 researchers around the world. We consider our vast experience in manufacturing small batches of different cell based products, together with our expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting our development of patient specific immunotherapies.

Corporate Overview

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. As of September 30, 2012, Accentia owned approximately 59% of our outstanding common stock. Following Accentia’s investment, we continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we file periodic and other reports with the Securities and Exchange Commission (“SEC”)

In November 2010, we completed reorganization and formally exited reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) as a fully restructured company. On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing our Chapter 11 proceedings. Through the provisions of our bankruptcy plan (as amended) (the “Plan”), effective on November 17, 2010, we restructured our debt into a combination of new debt and equity.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of our default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against us for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, we have not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of our other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. We have not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

Results of Operations

Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

Revenue. Total revenues for the year ended September 30, 2012 were $3.9 million, unchanged from the year ended September 30, 2011. We experienced an increase of approximately $0.7 million in product revenue over the prior year, primarily due to the number of cultureware units, tubing sets and other disposable products sold to customers who have previously purchased our hollow fiber instruments. These increases in product revenue were offset in part by a decrease of $0.4 million in service revenue. For the year ended September 30, 2012, we completed five contracts for the manufacture of mammalian cell culture products at an average of $0.06 million per contract. For the year ended September 30, 2011, we completed work on 15 contracts at an average of $0.07 million per contract.

In November 2010, we received a federal grant award in the amount of $0.24 million from the U.S. Internal Revenue Service, issued under the Qualifying Therapeutic Discovery Project, under section 48D of the Internal Revenue Code. The federal grants were awarded to projects that show a reasonable potential to (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute disease and conditions, (b) reduce the long-term growth of health care costs in the U.S., or (c) significantly advance the goal of curing cancer within 30 years. We were awarded the federal grant to support the advancement of BiovaxID™.

Gross Margin. The overall gross margin as a percentage of sales for the year ended September 30, 2012 decreased from 36% to 29% when compared to the year ended September 30, 2011. This was primarily due to the number and composition of long-term contract manufacturing projects in process or completed during the year, as discussed above.

Operating Costs and Expenses. Research and development expenses have increased by $2.3 million for the year ended September 30, 2012 compared to the year ended September 30, 2011. This is attributable to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages and cost of laboratory supplies, as we continue our analyses of the available data from our BiovaxID™ clinical trials and seek marketing approval in the EU, Canada, and the U.S.

General and Administrative Expenses. General and administrative expenses have decreased by $5.4 million when compared to the prior fiscal year. Upon emerging from our Chapter 11 proceeding, a number of incentive stock options previously issued to our employees and directors vested, resulting in non-cash charges of approximately $7.5 million to general and administrative expense for the year ended September 30, 2011. Stock compensation expense aggregated to $2.6 million for the year ended September 30, 2012.

Other Expense. Other expense for the years ended September 30, 2012 and 2011 includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Exit Financing, the Accentia promissory demand note, and other long term notes issued to our unsecured creditors as a result of the Plan, as described below.

Other expense also includes a gain of $1.1 million and a loss of $0.3 million on derivative liabilities for the years ended September 30, 2012 and 2011, respectively. These derivatives consist of the secured convertible notes issued in our Exit Financing, which are convertible into shares of our common stock, as well as common stock purchase warrants we issued which have contingent exercise provisions, as described below. The convertible notes and common stock purchase warrants are required to be recorded at fair value; the values of which vary directly with the trading price of our outstanding common stock.

Reorganization Items

Gain on Reorganization. We have recognized gains of $0.2 million and $0.5 million for the years ended September 30, 2012 and 2011, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to the Plan, holders of existing voting shares immediately before the confirmation of our Plan received more than 50% of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in Accounting Standard Codification (“ASC”) 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

Professional Fees. $0.02 million and $0.26 million were incurred for the years ended September 30, 2012 and 2011, respectively, for legal and U.S. Trustee fees paid as a result of our Chapter 11 proceedings. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceedings. As a result, we anticipate professional fees related to our past reorganization proceeding to be minimal in the future.

Liquidity and Capital Resources

Sources of Liquidity

Our goal is to meet our cash requirements through proceeds from our instrument and disposables and cell culture product and services manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations, partnering, and licensing. Our ability to continue present operations, to continue our detailed analyses of BiovaxID™’s clinical trial results, to meet our debt obligations as they mature (discussed below), to pursue ongoing development and commercialization of BiovaxID and AutovaxID® including potentially seeking marketing approval with national and international regulatory agencies, is dependent upon our ability to obtain significant external funding in the immediate term, which raises substantial doubt about our ability to continue as a going concern. Cash and cash equivalents, at September 30, 2012, were approximately $0.07 million. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our product candidates. We are currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of our default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against us for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, we have not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of our other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. We have not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

Effective December 3, 2012, we issued an additional secured promissory note to Corps Real, which provides us with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain our business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien of all our assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

Our liquid assets and cash flow are not sufficient to fully repay the principal owed under our outstanding debt instruments. Further, we cannot assure our shareholders that we can extend or restructure our Matured Obligations. We have not established access to additional capital or debt to repay the Matured Obligations. We have not established access to additional capital or debt to repay the Matured Obligations. Further, we cannot assume our shareholders that we will be able to obtain needed funding to repay or restructure our Matured Obligations.

If, as or when required, we are unable to repay, refinance or restructure our indebtedness under our secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder cease making further loans and institute foreclosure proceedings or other actions against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of our debt instruments could also result in an event of default under one or more of our other debt instruments. We may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations. We cannot assure our shareholders that such a proceeding, if voluntarily or involuntarily instituted, would be successful in protection our shareholders. This would have a material adverse impact on our liquidity, financial position and results of operations.

Outstanding Indebtedness as of September 30, 2012*

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing (1)	$1,216	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Corps Real Note (2)	2,292	16.0%	01/31/2013	—	—	—
Laurus/Valens Term A Notes (3)	23,467	8.0%	01/31/2013	—	—	—
Laurus/Valens Term B Notes (3)	4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations (4)	2,833	5.0%	03/17/2014	—	—	—
Accentia Promissory Note (5)	4,041	3.3%	On demand	—	—	—
Minnesota Promissory Notes (6)	$334	4.1%	05/01/2021	—	—	—

*	See the notes to our consolidated financial statements for additional and subsequent event information on the outstanding debt listed in the table above.
(1)	On November 17, 2010, we issued convertible notes in the aggregate principal amount of approximately $7.0 million (“Exit Financing”). As of September 30, 2012, certain holders of the notes issued in the Exit Financing have converted an aggregate principal amount of $5.8 million into shares of our common stock, resulting in the issuance of approximately 6.9 million shares of our common stock. Because we were unable to pay the amount due under the promissory notes issued in the Exit Financing on November 17, 2012, an event of default occurred. On December 10, 2012, we received a notification of an event of default from certain holders of the Exit Financing. As a result of our default under the promissory notes issued in the Exit Financing, interest has begun accruing on those promissory notes at rate of 15% per annum. Furthermore, those certain holders of the Exit Financing notified us that all amounts outstanding with respect to their debt was to be immediately due and payable and if payment was not received by December 13, 2012, such holders would commence action to secure monetary judgment(s) against us for the outstanding principal owed to them. Presently, we have not repaid the amounts outstanding under the Exit Financing and we have not been notified by those certain holders of the commencement of an action to secure monetary judgment(s) against us for the outstanding principal owed to them.
(2)	On November 17, 2010, we issued a secured convertible promissory note in the approximate principal amount of $2.3 million (the “Corps Real Note”) to Corps Real, LLC (“Corps Real”). On October 9, 2012 and under the terms of the Corps Real Note, Corps Real elected to loan to us an additional $0.7 million. As a result of Corps Real’s additional loan to us, the outstanding principal balance under the Corps Real Note was increased from approximately $2.3 million to $3.0 million.

Because we were unable to pay the amount due under the Corps Real Note on November 17, 2012, an event of default occurred. Effective November 17, 2012, we entered into a standstill agreement with Corps Real pursuant to which (i) the maturity date of the Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted us a forbearance (until January 31, 2013) from its exercise of the rights and/or remedies available to its under the Corps Real Note. The standstill agreement allows us the time and opportunity to negotiate with Corps Real a potential restructuring of the Corps Real Note. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets.

(3)	On November 17, 2010, we issued two types of term notes – one in the aggregate principal amount of approximately $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”).

Because we were unable to pay the amount due under the Term A Notes on November 17, 2012, an event of default occurred. Pursuant to cross-default provisions contained the Term B Notes, Laurus/Valens may declare the Term B Notes to be in default as well. Effective November 17, 2012, we entered into a standstill agreement with Laurus/Valens, pursuant to which (i) the maturity date of the Term A Notes was extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted us a forbearance (until January 31, 2013) from exercising their rights and/or remedies available to them under the Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Laurus/Valens a potential restructuring of the Term A Notes and Term B Notes. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors.

(4)	On November 17, 2010, we became obligated under the Plan to pay certain of our unsecured creditors the aggregate principal amount of approximately $2.7 million in cash together with interest.
(5)	As of September 30, 2012, the outstanding principal balance of the Accentia Promissory Demand Note comprises of advances from Accentia in the form of cash loans, interest, payments directly to third parties on our behalf and allocated inter-company expenses.
(6)	On May 6, 2011, we closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota), which provided capital to help add workers and retain high-quality jobs in the State of Minnesota (collectively, the “Minnesota Promissory Notes”). Proceeds from these transactions were used to fund the capital improvements made to our existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Because we were unable to pay the amounts due under the matured notes described above in the aggregate of approximately $27.7 million in principal and pursuant to cross-default provisions contained in the Minnesota Promissory Notes, Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota) may declare the Minnesota Promissory Notes to be in default as well. We have not been notified of an event of default by the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota).

Net Cash Flows from Operating Activities

During the year ended September 30, 2012, we incurred a net loss of $11.8 million. Included in this loss are several non-cash transactions, described as follows:

•	Interest charges resulting from amortization of discounts on outstanding debt in the amount of $2.2 million.

•

An increase of $2.8 million in the balance of accrued interest on outstanding debt. Pursuant to our Plan, the majority of the interest due on our debt is to be paid upon maturity (on or after November 17, 2012).

•	A charge in the amount of $2.6 million for employee share-based compensation.

Adjusting our net loss for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $4.3 million for the year ended September 30, 2012.

During the year ended September 30, 2011, we incurred a net loss of $15.3 million. Included in this loss are several non-cash transactions, described as follows:

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

Adjusting our net loss for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $3.8 million, for the year ended September 30, 2011.

Net Cash Flows from Investing Activities

Investing activities for the years ended September 30, 2012 and 2011 were approximately $0.1 million and $0.8 million, respectively. During the year ended September 30, 2011, we made significant improvements to our leased facility in Minneapolis (Coon Rapids), Minnesota. While the majority of these improvements were financed (approximately $1.0 million) by the landlord of the premises, we did reimburse the landlord for certain leasehold improvements. Additionally, in fiscal 2011 and 2012, we (a) purchased software and equipment to assist us in our analyses of the data obtained from our clinical trials and (b) updated our manufacturing facility to facilitate our compliance with various regulatory validations and comparability requirements related to our manufacturing process and facility, as we continue our advancement toward seeking regulatory/marketing approval from the EMA, Health Canada, the FDA, and other regulatory agencies.

Net Cash Flows from Financing Activities

Financing activities for the year ended September 30, 2012, include the following:

•

Advances (mostly from Accentia) in the amount of $4.0 million in the form of cash to fund operations, allocated inter-company expenses, accrued interest, and payments directly to third parties on our behalf.

•	The repayment of approximately $0.05 million on notes payable and long term debt.

•	Proceeds of $0.2 million through the exercise of options and warrants to purchase shares of our common stock.

Financing activities for the year ended September 30, 2011, include the following:

•

Issuance of long term debt resulting in proceeds of $7.4 million. The Exit Financing discussed above resulted in $7.0 million in proceeds, while the Minnesota Promissory Notes also discussed above resulted in $0.4 million in proceeds.

•

The repayment of $1.4 million pursuant to the terms of the Laurus Term A Notes issued as part of the Plan. We also repaid approximately $0.6 million to our parent company, Accentia. Accentia had advanced us these funds over the year ended September 30, 2010, to cover our operating costs.

•	The payment of approximately $0.8 million in legal and placement fees associated with the Exit Financing.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies previously discussed are considered by our management to be critical to an understanding of our consolidated financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For all of these policies, management cautions that future events rarely develop exactly as forecast and that best estimates routinely require adjustment. Accordingly, actual results may differ from our estimates under different assumptions or conditions and could materially impact our financial condition or results of operations.

While our significant accounting policies are more fully described in our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results:

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

Revenue Recognition

We recognize revenue as follows:

Products. Net sales of cell culture instruments and disposables are recognized in the period in which the risk and rewards of ownership have passed (at point of shipment) to the buyer. We do not provide our customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by us.

Actual product returns, chargebacks, and other sales allowances incurred are dependent upon future events and may be different than our estimates. We continually monitor the factors that influence sales allowance estimates and make adjustments to these provisions when management believes that actual product returns, chargebacks, and other sales allowances may differ from established allowances.

Services. Service revenue is generated primarily by fixed-price contracts for cell culture production and consulting services. Such revenue is recognized over the contract term in accordance with the percentage-of-completion method based on the percentage of service cost incurred during the period compared to the total estimated service cost to be incurred over the entire contract. The nature and scope of our contracts often require us to make judgments and estimates in recognizing revenues.

Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as each contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. Each month, we accumulate costs on each contract and compare them to the total current estimated costs to determine the percentage of completion. We then apply this percentage to the total contract value to determine the amount of revenue that can be recognized. Each month, we review the total current estimated costs on each contract to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each contract. As the work progresses, we might decide that original estimates were incorrect due to, among other things, revisions in the scope of work, and a contract modification might be negotiated with the customer to cover additional costs. If a contract modification is not agreed to, we could bear the risk of cost overruns. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements of contract-related costs are included in revenues. An equivalent amount of these reimbursable costs is included in cost of sales. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Service costs related to cell culture production include all direct materials and subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies, and tools. We believe that actual cost incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather are driven by a pre-determined production run. The duration of our cell culture production contracts range typically from two to fourteen months.

Service costs relating to our consulting services consist primarily of internal labor expended in the fulfillment of our consulting projects and, to a lesser extent, outsourced research services. Service costs on a specific project may also consist of a combination of both internal labor and outsourced research service. Our consulting projects are priced and performed in phases, and the projects are managed by phase. As part of the contract bidding process, we develop an estimate of the total number of hours of internal labor required to generate each phase of the customer deliverable (for example, a manuscript or database), and the labor cost is then computed by multiplying the hours dedicated to each phase by a standard hourly labor rate. We also determine whether we need services from an outside research or data collection firm and include those estimated outsourced costs in our total contract cost for the phase. At the end of each month, we collect the cumulative total hours worked on each contract and apply a standard labor cost rate to arrive at the total labor cost incurred to date. This amount is divided by the total estimated contract cost to arrive at the percentage of completion, which is then applied to the total estimated contract revenues to determine the revenue to be recognized through the end of the month. Accordingly, as hours are accumulated against a project and the related service costs are incurred, we concurrently fulfill our contract obligations. The duration of our consulting service contracts range typically from 1 to 12 months. Certain other professional service revenues, such as revenues from maintenance services on cell culture equipment, are recognized as the services are performed.

In our consolidated financial statements, unbilled receivables represents revenue that is recognizable under the percentage-of-completion method due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined payment schedules. Under our consulting services contracts, the customer is required to pay for contract hours worked by us (based on the standard hourly rate used to calculate the contract price) even if the customer cancels the contract and elects not to proceed to completion of the project. Unearned revenues represent customer payments in excess of revenue earned under the percentage-of-completion method. Such payments are made in accordance with predetermined payment schedules set forth in the contract.

Grant revenue. Grant revenue is the result of our Company being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government in November 2010 and October 2011. Grant revenue is recognized up to 50% of the reimbursable expenses incurred for the year ended September 30, 2011.

Inventories. Inventories are recorded at the lower of cost or market. We periodically review inventory quantities of raw materials, instrumentation components and disposables on hand, and we record write-downs of inventories to market value based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

Valuation of goodwill and intangible assets. Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on ASC Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with GAAP. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. Our carrying value of goodwill, at September 30, 2012 and 2011, was $2.1 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our product candidates under development.

Impairment testing. Our goodwill impairment testing is calculated at the reporting unit level. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

The impairment test for the other intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with generally accepted accounting principles, which relates to impairment of long-lived assets other than goodwill, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets.

We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment.

Share-based compensation. We account for stock-based compensation based on ASC Topic 718-Stock Compensation which requires expensing of stock options and other share-based payments based on the fair value of each stock option awarded. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

In applying the Black-Scholes options-pricing model during the year ended September 30, 2012, we assumed no dividend yield, risk-free interest rates ranging from 0.33% to 1.04%, expected option terms ranging from 2.5 to 5.3 years, volatility factors ranging from 61.3% to 87.8%, to a share price and an exercise price ranging from $0.18 to $0.57.

We recorded stock-based compensation of approximately $2.6 million and $7.5 million in the years ended September 30, 2012 and 2011, respectively. For both periods, stock-based compensation is classified in both general and administrative and research and development expense in the accompanying consolidated statements of operations.

Derivative instruments—Fair value of financial assets and liabilities. We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

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

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding common stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

We estimate fair values of all derivative instruments, such as free-standing common stock purchase warrants, and embedded conversion features utilizing Level 2 inputs. We use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

We report our derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2012 and September 30, 2011.

Variable interest entities. We evaluate all significant arrangements and relationships for indications of variable interest entities (“VIEs”) pursuant to GAAP. During April 2006 and December 2006, we entered into financing arrangements that involved entities that met the definition of VIEs. As a result, we were required to consolidate these entities and reflect the non-controlling interest in our consolidated financial statements through the year ended September 30, 2011. Through our 2011 consolidated financial statements, we included the following VIEs: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Market Tax Credit Fund II LLC (collectively, the “VIEs”). As a result of our Plan, all interests in the VIEs were liquidated as of November 17, 2010. Also as a result of the Plan, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Subsidiaries”) were also liquidated as of November 17, 2010. Accordingly, the consolidated financial statements include the results of the VIEs and Subsidiaries through November 17, 2010.

Income Taxes. We incurred net operating losses (“NOLs”) for the years ended September 30, 2012 and 2011, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal NOL carryover of approximately $98.7 million as of September 30, 2012, which will expire, beginning in 2020. Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOL and other deductions which are available to us. The portion of the NOLs incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOLs are limited to approximately $0.2 million per year. NOLs incurred after June 17, 2003 may also subject to restriction.

At the time that we were acquired by Accentia, we had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of the NOLs could never be utilized, we made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. We waived approximately $29 million of the NOLs while retaining $3.4 million.

Our ability to realize our deferred tax assets depends on our future taxable income as well as the limitations on usage discussed above. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. Because we believe the realization of our deferred tax assets is uncertain, we have recorded a valuation allowance to fully offset them.

Impact of foreign sales. A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 39%, and 28% of total revenue for the years ended September 30, 2012 and 2011, respectively. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

Effects of inflation. Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, raw materials and occupancy, which may not be readily recoverable through charges for services provided by us.

Funding requirements. We expect to devote substantial resources to further our development and commercialization efforts for our product candidates Our future funding requirements and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our product candidates in development;

•	the advancement of our product candidates in development;

•	the timing, receipt and amounts of milestone payments to our existing development partners;

•

our ability to generate new relationships with industry partners whose business plans seek long-term commercialization opportunities which allow for up-front deposits or advance payments in exchange for license agreements;

•	the timing, receipt and amount of sales, if any, from our product candidates in development;

•	the cost of manufacturing (paid to third parties) of our licensed product candidates

•	the cost of marketing and sales activities of those product candidatess;

•	the continued willingness of our vendors to provide trade credit on historical terms;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our product candidates in development;

•

our ability to maintain our assets or cash flow so that they are sufficient to fully repay the principal owed under our outstanding debt instruments, either upon maturity or immediately upon demanded acceleration, upon the current event of default or any other events of default;

•	our ability to refinance or restructure our outstanding matured debt instruments; and

•	the receptivity of the financial market to biotechnology companies.

Off-Balance Sheet Arrangements. We do not maintain any off-balance sheet financing arrangements.

Fluctuations and Operating Results. We anticipate that our results of operations will fluctuate from quarter-to-quarter or year-to-year for several reasons, including:

•	the timing of the development and commercialization of our product candidates;

•	the timing and extent of our clinical trials for our product candidates that we may develop in the future;

•	the timing and outcome of our regulatory/marketing approval applications both nationally and internationally, for our product candidates;

•	the timing and outcome of our marketing of the AutovaxID® instrument;

•	the timing and size of orders for instruments and disposables and instrumentation and the sale and production of cell culture products and services;

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing of any milestone payments, license fees, or royalty payments that we may be required to make.

Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to-year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements: See “Index to Consolidated Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit non-accelerated filers like us to provide only management’s report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of the Registrant, as of the year ended September 30, 2012

Name	Age	Position
Samuel S. Duffey, Esq.	67	Chief Executive Officer, President, and General Counsel (Principal Executive Officer)

Brian D. Bottjer, CPA	38	Acting Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Mark D. Hirschel, Ph.D.	60	Chief Science Officer

Carlos F. Santos, Ph.D.	35	Senior Vice President, Product Development & Regulatory Affairs

Douglas W. Calder	45	Vice President, Strategic Planning & Capital Markets

Francis E. O’Donnell, Jr., M.D.	62	Executive Chairman and Director

Edmund C. King	77	Lead Director, Chairman of the Audit Committee

Ronald E. Osman, Esq.	65	Director

John Sitilides	50	Director, Chairman of the Compensation Committee

Jeffrey A. Scott, M.D.	53	Director

Christopher C. Chapman, M.D.	59	Director

Peter J. Pappas, Sr.	72	Director

Raphael J. Mannino, Ph.D.	64	Director

Samuel S. Duffey, Esq. was appointed to serve as our Chief Executive Officer and designated to serve as our Principal Executive Officer in December 11, 2011. Mr. Duffey continues to serve as our President and General Counsel (since February 2009). Also in December 2011, Mr. Duffey was appointed to serve as Chief Executive Office of our parent corporation, Accentia, and designated to serve as its Principal Executive Officer. Mr. Duffey also continues to serve as its President and General Counsel (since February 2009). Prior to 2003, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University. We believe that Mr. Duffey’s experience and skills make him a qualified and valuable member of our senior management team. Mr. Duffey has been instrumental in facilitating our capital raises and was instrumental in managing our Company through the very complex Chapter 11 process.

Brian D. Bottjer, CPA was appointed to serve as our Acting Chief Financial Officer and designated to serve as our Principal Financial Officer and Principal Accounting Officer in January 2011, and continues to serve as our Controller, a position that he has held since June 2007. From September 2006 to May 2007, Mr. Bottjer was our Senior Accountant. Prior to that time, from August 2005 to August 2006, Mr. Bottjer was employed as a Controller for Stewart Title Guaranty Company, a provider of title insurance and related services to the real estate and mortgage industries. From March 2003 to August 2005, Mr. Bottjer served at Raymond James & Associates, Inc., a full service brokerage firm headquartered in St. Petersburg, Florida in a number of roles, including that of manager of financial reporting for certain of that company’s business units. Mr. Bottjer has also served in a variety of financial reporting and administrative roles at the Home Shopping Network and Allstate Insurance Corporation. Mr. Bottjer is a licensed Certified Public Accountant and received his B.S. in business administration from the State University of New York at Buffalo in 1997. We believe that Mr. Bottjer’s experience and skills make him a qualified and valuable member of our management team.

Mark D. Hirschel, Ph.D. was appointed to serve as our Chief Scientific Officer in September 2001 and currently directs our efforts related to instrumentation manufacturing, cell culture contract services and commercial manufacturing of BiovaxID. Dr. Hirschel currently manages our 35,000 sq. ft. bio-manufacturing facility in Minneapolis (Coon Rapids), Minnesota, where prior to being named Chief Scientific Officer he served as Senior Vice President responsible for bio-processing, laboratory contract services and instrumentation development activities. As a recognized leader in cell culture production, Dr. Hirschel served as the Principal Investigator and Director of the National Institutes of Health (“NIH”) sponsored, National Cell Culture Center, providing large scale production services with over 2,000 mammalian cell lines for several hundred academic institutions worldwide during a 16-year period. Dr. Hirschel has over 25 years experience in the biotechnology industry with an emphasis on bio-processing and commercial scale, perfusion-based cell culture technology. Dr. Hirschel has authored numerous publications, received several NIH grants and served on several NIH grant review committees. Dr. Hirschel holds a B.A. in Biology from Southwest State University (MN), a M.S. in Animal Physiology, a Ph.D. in Reproductive Physiology from the University of Minnesota, and received postdoctoral training in reproductive immunology at the Oregon Regional Primate Research Center. We believe that Dr. Hirschel’s experience and skills make him a qualified and valuable member of our management and product development teams.

Carlos F. Santos, Ph.D. was appointed to serve as our Senior Vice President, Product Development & Regulatory Affairs in March 2009. Since March 2009, Dr. Santos has also served as Chief Science Officer for Accentia. Dr. Santos manages responsibilities related to pharmaceutical product development, intellectual property design, regulatory strategy and corporate development planning activities for us. Dr. Santos holds the role of Chief Science Officer of Hopkins Capital Group, LLC (“Hopkins Entities”) an affiliation of limited liability companies, which engages in business development of disruptive healthcare technologies, and has contributed to its portfolio of companies since 1998. Dr. Santos is a graduate of the University of Michigan where he earned a Ph.D. in Bioinformatics, and Washington University (St. Louis) where he earned a B.S. in Computer Science. At the University of Michigan, he developed automated natural language processing systems to integrate high-throughput genomic experimental data with known protein interaction pathways in metastatic prostate cancer progression. He also led the development of a large-scale automated search and summarization engines for biomedical documents at the University of Michigan’s National Center for Integrative Biomedical Informatics. From 1998 to 2001, he was a researcher at Washington University’s Institute for Biomedical Computing (now the Center for Computational Biology). We believe that Dr. Santos’ experience and skills make him a qualified and valuable member of our management and product development teams.

Douglas W. Calder was appointed to serve as our Vice President, Strategic Planning & Capital Markets in January 2011. Also, in January 2011, Mr. Calder was appointed Vice President, Strategic Planning & Capital Markets for Accentia. From December 2007 to January 2011, Mr. Calder was the Director of Investor Relations for us and, Accentia. From 1999 to 2007, Mr. Calder was the Investor Relations Officer for Viragen, Inc., an AMEX-listed, publicly-traded biotechnology company. From 1989 to 1999, Mr. Calder was a financial portfolio manager with a biotechnology focus working for the New York Stock Exchange Member Firms: Dean Witter Reynolds, Gruntal & Co. and Moors & Cabot. Mr. Calder brings more than 20-years of life science executive experience as a financial portfolio manager and investor relations professional in managing corporate communications, business development, media strategies and capital markets responsibilities for us and Accentia. Mr. Calder received his B.A. from Florida State University. We believe that Mr. Calder’s experience and skills make him a qualified and valuable member of our management team.

Francis E. O’Donnell, Jr., M.D. was appointed by our Board of Directors as its Executive Chairman in December 2011. Dr. O’Donnell was our Chief Executive Officer and Chairman of the Board from February 2009 to December 2011 and our Vice-Chairman (non-executive) from 2003 to 2009. In December 2011, Dr. O’Donnell was also appointed by Accentia’s Board of Directors as its Executive Chairman. Since May 2002 to December 2011, Dr. O’Donnell served as the Chairman of Accentia’s Board. Dr. O’Donnell also served as Accentia’s Chief Executive Officer from 2003 to December 2011, and served as our President from September 2003 through November 2004. Since May 2002, Dr. O’Donnell has also been the Chairman of the Board of BioDelivery Sciences International, Inc. (“BDSI”), a publicly traded drug delivery technology company. Since 1999, Dr. O’Donnell has served as a manager of the Hopkins Entities. The Hopkins Entities are also significant shareholders of our Company, Accentia and BDSI. Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received his specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St. Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and he has been awarded over 34 U.S. patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University. We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our management team and our Board of Directors. Specifically, Dr. O’Donnell’s biotechnology experience, management experience and background in medicine make him a valuable resource on our management team and Board of Directors.

Edmund C. King has been a Director our Company since June 2010. He has also been a Director at Accentia since October 2006. From 1974 to 1992, Mr. King was a partner at Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s southern California senior healthcare partner. Prior to that, Mr. King directed the southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical Securities and Exchange Commission consultation. Mr. King has served as Chief Financial Officer and Director of Invisa, Inc., a small publicly held safety company, since November 2000 and as President and Chief Executive Officer since November 2007. In 1999, Mr. King became a financial consultant to SmartGate, L.C., a manufacturer of safety sensors for parking and barrier gates. In 2003, SmartGate, L.C. merged with Invisa, Inc. Mr. King is also a member of the board of directors of LTC Properties, Inc., a NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, has served on the National Advisory Council of Brigham Young University’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the MPMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. We believe that Mr. King’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. King’s background in accounting and finance make him a valuable member of and resource on our Board of Directors.

Ronald E. Osman, Esq. has been a Director of our Company since November 2006. Mr. Osman is the founder, president and senior partner of the law offices of Ronald E. Osman & Associates, Ltd. Mr. Osman established the practice in 1979. The firm concentrates on actions brought under the Federal False Claims Act as well as actions concerning commercial law and personal injury. The firm maintains offices in Marion, Illinois and Dongola, Illinois. After receiving a Bachelor of Science degree in Agriculture/Economics from the University of Illinois in 1968, Mr. Osman joined the U.S. Marine Corp, where he served as an officer from 1969 to 1972. In 1976, Mr. Osman began law school at Southern Illinois University. Mr. Osman completed his law degree in two and one half years and received his Juris Doctorate from Southern Illinois University in 1979. Mr. Osman has been actively engaged in the practice of law since that time. In addition to his law practice, Mr. Osman operates a farming business, an oil production business, and a motel enterprise. He is a member of the Illinois Bar Association, the Illinois Trial Lawyers Association, and the National Health Lawyers Association. He also serves as a Member of the Board of Dongola Clinic and is a Founding Member of Rural Health, Inc. We believe that Mr. Osman’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Osman’s entrepreneurial expertise and knowledge of the law, especially in health related fields, is extremely valuable in driving the direction of the business and make him a valuable member of and resource on our Board of Directors. He also has previous experience in founding and selling business enterprises and has been an active participant in the financing activities of our Company.

John Sitilides has been has been a Director of our Company since March 2005. Mr. Sitilides is a government relations strategist and international affairs specialist, serving since 2005 as Principal at Trilogy Advisors, LLC, a federal government affairs and public policy firm in McLean, Virginia. In strategic partnership with former Members of Congress, he manages a client portfolio including environmental regulation, private property rights, energy technology, natural resources, and real estate issues. Current projects include Clean Water Act wetlands permitting, Army Corps budget authorization and water infrastructure projects, and clean-coal power generation. Mr. Sitilides is also an advisor to the State Department and manages professional development of senior U.S. diplomats in Greece and Cyprus, in conjunction with the Turkey program. Twice recognized by the State Department for expertise in public policy and international relations, he is a professional speaker on American politics and geopolitical risk at investor and business conferences, and before government, military and intelligence community audiences. He has testified before Congress and is regularly interviewed on global affairs and national politics by broadcast, print and new media. In 1998, Mr. Sitilides launched the Western Policy Center, a respected international relations institute, and as CEO oversaw strategic planning, policy analysis, political and corporate communications, and financial management until he negotiated its 2004 merger with the Woodrow Wilson International Center for Scholars, where he was board chairman of the Southeast Europe Project. Previously, he served as federal affairs strategist for one of California’s largest land development corporations, and as a communications and legislative aide to Senator Alfonse D’Amato of New York, including on two successful re-election campaigns. He was an informal policy advisor to the 1996 Dole/Kemp presidential campaign, and was appointed in 2003 to the Commerce Department’s Joint Science and Technology Cooperation Advisory Council (Initiative for Technology Cooperation in the Balkans). He serves on the Board of Trustees of International Orthodox Christian Charities, a global humanitarian organization, and Leadership 100, a national Greek Orthodox endowment, and is a member of the Federalist Society for Law and Public Policy Studies, and the Association of Former Senate Aides. Mr. Sitilides received his Master’s Degree in International Affairs at the Columbia University School of International and Public Affairs in 1986, with specialization in International Security Policy, International Political Economy, and Western European Affairs, and his Bachelor’s Degree in Political Science from Queens College in 1983. We believe that Mr. Sitilides’ experience and skills make him a qualified and valuable member of and resource on our Board of Directors. Specifically, he has extensive experience in federal and governmental relations and interaction with administrative and regulatory agencies of U.S. and foreign governments.

Jeffrey A. Scott, M.D has been a Director of our Company since March 2004. Dr. Scott, whose specialty is oncology, currently is General Manager/Senior Vice President for P4 Healthcare, a division of Cardinal Health Specialty Solutions, which is a division of Cardinal Health. He is also a member of Cardinal Health’s Operating Committee. Prior to the 2010 sale of P4 Healthcare to Cardinal Health, Dr. Scott was the Founder, President and Chief Executive Officer of P4 Healthcare, since its inception in 2006. P4 Healthcare was a multimedia Healthcare Marketing and Education Company with a focus in Oncology. From 1998 to 2002, Dr. Scott served as the National Medical Director and President of the International Oncology Network (ION), a network of more than 4000 U.S. private practice oncologists headquartered in Baltimore, Maryland. In 2002, ION became a subsidiary of Amerisource Bergen Corporation upon its sale. Dr. Scott continued to serve as President and General Manager for ION until 2005. Dr. Scott was a practicing physician, Founding Partner and Chief Financial Officer of Georgia Cancer Specialists located in Atlanta, Georgia from 1990 to 2000. During Dr. Scott’s tenure as Chief Financial Officer of Georgia Cancer Specialists the physician practice had over $100 million in revenue and Dr. Scott was responsible for development of financial programs of practice after the merger and corporate buyout by Phymatrix. Also at the Georgia Cancer Specialists, Dr. Scott took responsibility for the development of an extensive clinical research program. From 1998 to 2000, he also served as Medical Chief of Staff at Emory Northlake Regional Medical Center in Atlanta, Georgia. Dr. Scott’s biotechnology experience includes his role as a Consultant to NexStar Pharmaceuticals, Inc. (“NexStar”) of Boulder, Colorado. Prior to NexStar’s 1999 merger Gilead Sciences, Inc. it was engaged in the discovery, development, manufacture, and commercialization of products to treat serious and life-threatening illnesses, As a consultant to NexStar, Dr. Scott was responsible for assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies. Dr. Scott’s educational background includes a B.S. degree in Microbiology from the University of Michigan, Ann Arbor, Michigan, a medical education at Wayne State University, Detroit, Michigan, and a fellowship in Oncology at University of Texas Health Sciences, San Antonio, Texas. Dr. Scott has Board Certifications from the American Board of Internal Medicine, Internal Medicine, September 1987, and the American Board of Internal Medicine, Medical Oncology, November 1989. He has extensive research and publication credits in the oncology field. We believe that Dr. Scott’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Scott’s background in the oncology field and his experience in management and on boards of directors of drug development companies make him a valuable member of and resource on our Board of Directors.

Christopher C. Chapman, M.D. has been a Director of our Company since March 2004 and a member of Accentia’s Board of Directors since April 2008. From 2004 to the present, Dr. Chapman has been manager of Chapman Pharmaceutical Consulting, Inc., a consulting organization that provides support on clinical and regulatory issues for pharmaceutical and biotech companies in North America, Europe, Japan, India and Africa. Dr. Chapman received his medical degree from Georgetown University in Washington, DC in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. In 2009, Dr. Chapman joined Takeda Pharmaceuticals, Inc., a large international pharmaceutical company, and manages pharmacovigilance for an ongoing Phase 3 clinical trial. Dr. Chapman also is a consultant manager for Middle Brook Pharmaceuticals, a developer of anti-infective products, and a manager for staff at Enzon Pharmaceuticals, a developer of innovative cancer therapeutics. Dr. Chapman was the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BDSI on a part time basis from October 2000 to November 2004. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI Medical Affairs, Drug Safety and Medical Writing Departments. We believe that Dr. Chapman’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Chapman’s background in drug development consultation and clinical trials make him a valuable member of and resource on our Board of Directors.

Peter J. Pappas, Sr. has been a Director of our Company since March 2003. Mr. Pappas has for more than the last five years been the President and CEO of P.J. Mechanical Corp., a major air conditioning contractor in the New York City metropolitan area. In addition to his vast experience in construction for the past forty years, Mr. Pappas is a prime real estate developer and investor around the country. He attended New York University as a business administration major. A noted philanthropist, Mr. Pappas is an Archon of the Greek Orthodox Church. He serves the Archdiocesan National Council and as trustee of the privileged Leadership 100 Endowment trust. He is a board member of the Western Policy Center in Washington, DC, a member of the Board of The Cyprus/American Chamber of Commerce, and the National Chairman of the Cyprus Children’s Fund, a sponsorship program and scholarship award endowment. Mr. Pappas has extensive business experience in the construction and real estate industry and extensive involvement in complex financial dealings, and has been instrumental in participating in and facilitating our Company’s capital raises. He has also served on a number of public and non-publicly traded companies’ and organizations’ boards of directors. We believe that Mr. Pappas’ experience and skills make him a qualified and valuable member of and resource on our Board of Directors.

Raphael J. Mannino, Ph.D. has been a Director of our Company since June 2003. Dr. Mannino was the Executive Vice President and Chief Scientific Officer of BDSI from October 2000 to September 2009, and a director from October 2001 to June 2007. Dr. Mannino previously served as President, Chief Executive Officer, Chief Scientific Officer, and a Director of BioDelivery Sciences, Inc., predecessor to BDSI, since its incorporation in 1995. Dr. Mannino’s previous experience includes positions as Associate Professor at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine. We believe that Dr. Mannino’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Mannino’s background in pharmaceutical research and development and clinical trials make him a valuable member of and resource on our Board of Directors.

Audit Committee. We have a separately-designated standing Audit Committee, which was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Messrs. King, Scott and Mannino are members of the Audit Committee. The Board has determined that Mr. King is the “audit committee financial expert” as that term is defined in SEC regulations and that Mr. King is “independent” as independence for audit committee members is defined under the applicable NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of our Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, during the year ended September 30, 2012, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees and directors and all of our employees and directors of our subsidiaries. The text of the Code of Business Conduct and Ethics is posted on our website at www.biovest.com in the “Investor Relations” section of the website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid to our named executive officers for years ended September 30, 2012 and 2011. Individuals we refer to as our “named executive officers” include our Principal Executive Officer and at least one of our most highly compensated executive officers (other than our Principal Executive Officer) whose total compensation for services rendered in all capacities exceeded $0.1 million during the year ended September 30, 2012 (“fiscal 2012”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Samuel S. Duffey, Esq.(a)	2012	237,500	442,000	109,000	—		788,500
President, Chief Executive Officer and General Counsel (Principal Executive Officer)(1)	2011	228,606	288,125	—	—		516,731

Brian D. Bottjer, CPA	2012	140,000	113,000	—	13,531	(2)	266,531
Acting Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	2011	133,342	54,000	—	14,032	(3)	201,374

Mark D. Hirschel, Ph.D.	2012	215,000	200,000	75,000	7,602	(4)	497,602
Chief Science Officer

Carlos F. Santos, Ph.D.(a)	2012	135,000	281,000	50,000	—		466,000
Senior Vice President, Product Development & Regulatory Affairs

Douglas W. Calder(a)	2012	94,745	219,000	38,500	—		352,245
Vice President of Strategic Planning and Capital Markets

(a)	Our employees have dual responsibilities as they provide services to both our Company and to Accentia.
(1)	In December 2011, Mr. Duffey was appointed to serve as our Chief Executive Officer, in addition to continuing his responsibilities as our President and General Counsel. Mr. Duffey was also designated to serve as our Principal Executive Officer.
(2)	In fiscal 2012, Mr. Bottjer was paid $13,531 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.
(3)	In the year ended September 30, 2011 (“fiscal 2011”), Mr. Bottjer was paid $14,032 in other compensation which related to medical, dental and life insurance and long and short term disability.
(4)	In fiscal 2012, Dr. Hirschel was paid $7,602 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.

Salary. Mr. Duffey’s salary, as reflected above, was established by an employment agreement existing prior to fiscal 2012. On January 1, 2005, Mr. Duffey entered into an employment agreement with an initial term of five years with Accentia. The employment agreement expired on January 1, 2010, and Mr. Duffey continues his employment on an “at-will” basis. The employment agreement provided that, during the time of each individual’s employment and ending two years from the termination of the agreement, such individual may not solicit customers and will not engage in or own any business that is competitive with us. Drs. Hirschel and Santos and Messrs. Bottjer and Calder have not entered into any employment agreement with us and they continue their employment on an “at-will” basis. During fiscal 2012, we did not establish specific performance objectives for these executive officers and their total compensation for services rendered was based on their overall performances. All of our executive officers have entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Cash Bonuses and Incentives. On March 30, 2012, the Board approved compensation arrangements for the executive officers as a result of an annual compensation review by the Board and its Compensation Committee. Although approved, the payment of the cash bonuses for the executive officers was postponed due to our then financial position. On August 24, 2012, the Board approved the payment of certain of our executive officers’ cash bonuses through our 2010 Equity Incentive Plan.

Option Awards. The amounts in the “Option Awards” column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of shares of our common stock on the date of exercise. Assumptions used in the calculation of these amounts are described in Note 16 to our consolidated financial statements herein. A description of our 2010 Equity Incentive Plan to which these Option Awards were awarded is discussed in Note 16 to our consolidated financial statements.

Perquisites. Consistent with our philosophy to preserve cash, we have sought to limit perquisites. Perquisites paid to our named executive officers are discussed in the footnotes to the Summary Compensation Table above. Our policy for paying medical and dental insurance is to pay 75% of the insurance premium. Our policy for paying life insurance, long-term and short-term disability insurances and accidental death and dismemberment insurance is to pay 100% of the insurance premiums. Our policy with regard to unused vacation for our executive group is to pay at the base salary rate for vacation not used in the prior fiscal year.

Change in Control Severance Policy. Mr. Duffey did not have a change in control severance provisions in his now expired January 1, 2005 employment agreement.

Outstanding Equity Awards

The following table summarizes the outstanding unexercised stock options and unvested equity incentive plan awards held by each of our named executive officers as of September 30, 2012.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Samuel S. Duffey, Esq.	500,000	—	0.50	11/11/2013
	500,000	—	0.72	02/10/2016
	150,000	—	0.60	04/11/2018
	1,500,000	—	0.06	02/24/2019
	3,000,000	—	0.69	02/22/2020
	62,500	187,500	0.92	01/01/2021
	919,100	—	057	03/30/2022
	1,067,573	184,296	0.18	08/24/2017

Brian D. Bottjer, CPA	45,000	—	0.60	04/11/2018
	150,000	—	0.06	02/24/2019
	500,000	—	0.69	02/22/2020
	18,750	56,250	0.92	01/01/2021
	282,800	—	0.57	03/30/2022
	6,410	38,462	0.18	08/24/2017

Mark D. Hirschel, Ph.D.	60,000	—	0.50	04/02/2014
	19,375	—	0.70	03/02/2016
	33,540	—	0.56	02/14/2017
	33,558	—	0.60	04/11/2018
	250,000	—	0.06	02/24/2019
	850,000	—	0.69	02/22/2020
	37,500	112,500	0.92	01/01/2021
	424,200	—	0.57	03/30/2022
	430,342	82,051	0.18	08/24/2017

(Continued)

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

(Continued)

Name	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Carlos F. Santos, Ph.D.	1,000	—	0.50	04/02/2014
	15,000	—	0.60	04/11/2018
	200,000	—	0.06	02/24/2019
	850,000	—	0.69	02/22/2020
	50,000	150,000	0.92	01/01/2021
	636,300	—	0.57	03/30/2022
	407,585	86,539	0.18	08/24/2017

Douglas W. Calder	20,000	—	0.50	11/28/2017
	10,000	—	0.60	04/11/2018
	250,000	—	0.06	02/24/2019
	850,000	—	0.69	02/22/2020
	37,500	112,500	0.92	01/01/2021
	494,900	—	0.57	03/30/2022
	342,784	43,264	0.18	08/24/2017

Option Grants. In fiscal 2012, we granted stock options to purchase the following aggregate numbers of shares of our common stock to the following executive officers under our 2010 Equity Incentive Plan:

•	2,170,969 to Mr. Duffey;

•	327,672 to Mr. Bottjer;

•	936,593 to Dr. Hirschel;

•	1,130,424 to Dr. Santos; and

•	880,948 to Mr. Calder.

The option grants have exercise prices that were equal to 100% of the closing market price for our common stock on the date of the option grant. The unexercisable option awards outstanding in the table above will vest upon the achievement of certain milestones relating to our stock price and our continued development of our product candidates.

Our decision to grant stock options to our employees was based primarily on the recommendation of our Compensation Committee and our desire to retain and motivate our employees.

Compensation of Directors

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED SEPTEMBER 30, 2012

During fiscal 2012, the members of the Board received only stock option awards as director compensation for serving as members of the Board or as members or chairmen of the various committees of the Board. The amounts in the “Total Stock Option Awards” column represent the fair value computed in accordance with ASC Topic 718. The fair value of the stock options would likely vary from the actual value the holder would receive because the actual value depends on the number of stock options exercised and the market price of our common stock on the date of exercise. Assumptions used in the calculation of these amounts are included in Note 16 to our consolidated financial statements herein.

Name	Total Stock Option Awards ($)
Francis E. O’Donnell, Jr., M.D. (1)	178,000

Edmund C. King (2)	68,720

Ronald E. Osman, Esq. (3)	68,720

John Sitilides (4)	68,720

Jeffrey A. Scott, M.D. (5)	68,720

Christopher C. Chapman, M.D. (6)	68,720

Peter J. Pappas, Sr. (7)	68,720

Raphael J. Mannino, Ph.D. (8)	68,720

(1)	As of September 30, 2012, the aggregate number of outstanding option awards held by Dr. O’Donnell was 3,709,550.
(2)	As of September 30, 2012, the aggregate number of outstanding option awards held by Mr. King was 376,750.
(3)	As of September 30, 2012, the aggregate number of outstanding option awards held by Mr. Osman was 456,750.
(4)	As of September 30, 2012, the aggregate number of outstanding option awards held by Mr. Sitilides was 691,750.
(5)	As of September 30, 2012, the aggregate number of outstanding option awards held by Dr. Scott was 759,250.
(6)	As of September 30, 2012, the aggregate number of outstanding option awards held by Dr. Chapman was 636,750.
(7)	As of September 30, 2012, the aggregate number of outstanding option awards held by Mr. Pappas was 596,750.
(8)	As of September 30, 2012, the aggregate number of outstanding option awards held by Dr. Mannino was 689,250.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The information required by this Item 12 relating to equity compensation plans is incorporated by reference from Part II, Item 5 of this Annual Report on Form 10-K.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of November 30, 2012 by:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of November 30, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5% Shareholders
Accentia Biopharmaceuticals, Inc.(2) 324 South Hyde Park Avenue, Suite 350, Tampa, FL 33606	85,756,855	58.53%
Laurus Master Fund, Ltd.(3) 420 Lexington Avenue, Suite 2840, New York, NY 10170	14,356,279	9.80%
Executive Officers and Directors
Samuel S. Duffey, Esq.(4)	7,883,469	5.11%
Brian D. Bottjer, CPA(5)	1,041,422	*
Mark D. Hirschel, Ph.D.(6)	2,276,366	1.53%
Carlos F. Santos, Ph.D.(7)	2,246,424	1.51%
Douglas W. Calder(8)	2,048,448	1.38%
Francis E. O’Donnell, Jr., M.D.(9)	4,938,203	3.27%
Edmund C. King(10)	376,750	*
Ronald E. Osman, Esq.(11)	13,360,980	8.36%
John Sitilides(12)	737,677	*
Christopher C. Chapman, M.D.(13)	636,750	*
Jeffrey A. Scott, M.D.(14)	759,250	*
Peter J. Pappas, Sr.(15)	2,629,295	1.78%
Raphael J. Mannino, Ph.D.(16)	759,250	*
Executive Officers and Directors as Group (13 persons)	41,098,563	22.12%

*	Less than 1.0%
(1)	These percentages were calculated using the 146,510,818 shares of our common stock outstanding on November 30, 2012.

(Footnotes continued on next page)

(2)	Accentia’s beneficial ownership includes 85,756,855 shares of our common stock held by Accentia. Accentia has pledged 55,140,853 shares of our common stock held by Accentia, to secure its obligations to various creditors. In the event that one or more of these creditors were to foreclose on the pledged shares at any time in the future as a result of Accentia’s default of its obligations, such foreclosure could (depending on the amount of the relevant obligation, the number of foreclosed shares, and the timing of the foreclosure) result in a change in control of our Company.
(3)	Laurus’ beneficial ownership includes: 1,816,949 shares of common stock held by Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), 4,451,559 shares of common stock held by PSource Structured Debt Limited (“PSource”), 7,084,734 shares of common stock held by Valens Offshore SPV I Ltd. (“Valens Offshore I”), and 1,003,037 shares of common stock held by Valens U.S. SPV I LLC (“Valens U.S.”). All of the named entities are affiliates/subsidiaries of Laurus. In providing this information, we relied on Laurus, Valens Offshore, Valens U.S. and PSource’s combined Form 4 dated May 9, 2012.

Laurus, Valens Offshore and Valens U.S. also own a total aggregate of 2,598,133 shares of Accentia common stock. Pursuant to Accentia’s registered shareholders list, such Accentia beneficial ownership by Laurus, Valens Offshore and Valens U.S. consists of: 78,255 shares of common stock held by Laurus; 639,044 shares of common stock held by Valens Offshore; and 344,101 shares of common stock held by Valens U.S.. The aggregate remainder of 1,536,733 shares of Accentia common stock held by Laurus, Valens Offshore and Valens U.S. are held in CEDE. All of the named entities are affiliates/subsidiaries of Laurus. In providing this information, we relied on Laurus, Valens Offshore, Valens U.S. and PSource’s combined Schedule 13(g) dated February 1, 2012.

(4)	Mr. Duffey serves as our Chief Executive Officer, President and General Counsel. Mr. Duffey also serves as Chief Executive Officer, President and General Counsel of Accentia, which is the record owner of 85,756,855 shares of our common stock. Mr. Duffey’s beneficial ownership consists of 7,883,469 shares of common stock issuable pursuant to options held by Mr. Duffey that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Mr. Duffey’s Accentia beneficial ownership consists of 9,141,582 shares of common stock issuable pursuant to Accentia options held by Mr. Duffey that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(5)	Mr. Bottjer serves as our Acting Chief Financial Officer and Controller. Mr. Bottjer’s beneficial ownership includes 1,041,422 shares of common stock issuable pursuant to options held by Mr. Bottjer that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Mr. Bottjer’s Accentia beneficial ownership consists of 120,000 shares of common stock issuable pursuant to Accentia options held by Mr. Bottjer that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(6)	Dr. Hirschel serves as our Chief Scientific Officer. Dr. Hirschel’s beneficial ownership includes 55,800 shares of our common stock and 2,220,556 shares of common stock issuable pursuant to options held by Dr. Hirschel that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Dr. Hirschel’s Accentia beneficial ownership consists of 50,000 shares of common stock issuable pursuant to Accentia options held by Dr. Hirschel that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(7)	Dr. Santos serves as our Senior Vice President, Product Development & Regulatory Affairs. Dr. Santos also serves as Chief Science Officer of Accentia, which is the record owner of 85,756,855 shares of our stock. Dr. Santos’ beneficial ownership includes 2,246,424 shares of common stock issuable pursuant to options held by Dr. Santos that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Dr. Santos’ Accentia beneficial ownership consists of 2,100,297 shares of common stock issuable pursuant to Accentia options held by Dr. Santos that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(8)	Mr. Calder serves as our Vice President, Strategic Planning & Capital Markets. Mr. Calder also serves as Vice President, Strategic Planning & Capital Markets of Accentia, which is the record owner of 85,756,855 shares of our stock. Mr. Calder’s beneficial ownership includes 2,048,448 shares of common stock issuable pursuant to options held by Mr. Calder that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Mr. Calder’s Accentia beneficial ownership consists of 1,750,695 shares of common stock issuable pursuant to Accentia options held by Mr. Calder that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(9)	Dr. O’Donnell serves as our Executive Chairman of the Board. Dr. O’Donnell also serves as Executive Chairman of the Board of Directors of Accentia, which is the record owner of 85,756,855 shares of our common stock. Dr. O’Donnell’s beneficial ownership includes:

(a)	18,306 shares of common stock held by Dr. O’Donnell; 2,991 shares of common stock held by Hopkins Capital Group, LLC (“Hopkins”); 111,610 shares of common stock held by Hopkins Capital Group, II, LLC (“Hopkins II”); and 84,951 shares of common stock held by Kathleen M. O’Donnell, Trustee Irrevocable Trust #1 f/b/o Francis E. O’Donnell, Jr. (“Trust #1”);

(b)	3,709,550 shares of common stock issuable pursuant to options held by Dr. O’Donnell that are currently exercisable or that are exercisable within 60 days of November 30; and
(c)	729,545 shares of common stock issuable pursuant to warrants held by Hopkins II and 281,250 shares of common stock issuable pursuant to warrants held by Trust #1.

Dr. O’Donnell also owns 8,191,740 shares of Accentia common stock. Such Accentia beneficial ownership consists of:

(a)	750,000 shares of common stock held by Dr. O’Donnell, 3,335,992 shares of common stock held by Hopkins, and 738,846 shares of common stock held by Hopkins II; and
(b)	3,899,752 shares of common stock issuable pursuant to Accentia options held by Dr. O’Donnell that are currently exercisable or that are exercisable within 60 days of November 30.

Dr. O’Donnell holds voting and investment power over shares held by each of Hopkins and Hopkins II as its Manager and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Dr. O’Donnell does not have any voting or investment power with respect to the shares held by Trust #1 and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(10)	Mr. King serves as our Lead Director on the Board. Mr. King also serves as the Lead Director of the Board of Directors of Accentia, which is the record owner of 85,756,855 shares of our common stock. Mr. King’s beneficial ownership consists of 376,750 shares of common stock issuable pursuant to options held by Mr. King that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Mr. King’s Accentia beneficial ownership consists of 585,000 shares of common stock issuable pursuant to Accentia options held by Mr. King that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(11)	Mr. Osman’s beneficial ownership includes:

(a)	18,428 shares of common stock held by the Michelle A. Osman Irrevocable Trust Agreement U/A/D 03/14/2009 (the “Michelle Osman Trust”);
(b)	150,000 shares of common stock issuable pursuant to warrants held by Ronald E. Osman & Associates, Ltd. 401(k) Profit Sharing Plan (the “Osman 401(k) Plan”) and 7,402,469 shares of common stock issuable pursuant to warrants held by the Michelle Osman Trust;
(c)	5,333,333 shares of common stock issuable pursuant to a secured convertible promissory note held by Corps Real, LLC (“Corps Real”); and
(d)	176,750 shares of common stock issuable pursuant to options held by Mr. Osman and 280,000 shares of common stock issuable pursuant to options held by the Michelle Osman Trust that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Mr. Osman also owns 9,852,935 shares of Accentia common stock. Such Accentia beneficial ownership consists of:

(a)	423,354 shares of common stock held by MRB&B, LLC, 65,422 shares of common stock held by the Osman 401(k) Plan, and 454,159 shares of common stock held by Corps Real;
(b)	8,910,000 of common stock of the 11,764,706 total shares of common stock issuable pursuant to a secured convertible promissory note held by Corps Real;
(c)	no shares of common stock of the 6,000,000 total shares of common stock issuable pursuant to a secured convertible promissory note held by Pabeti, Inc. (“Pabeti”);
(d)	no shares of common stock of the 5,076,210 total aggregate shares of common stock issuable pursuant to the two common stock purchase warrants held by the Michelle Osman Trust; and
(e)	no shares of common stock of the 4,878,963 total aggregate shares of common stock issuable pursuant to the two common stock purchase warrants held by, the Michelle A. Osman, Trustee, the Ronald E. Osman Irrevocable Trust II U/A/D 04/30/12 (“REO Irrevocable Trust II”).

Although, the Pabeti secured convertible promissory note, the two common stock purchase warrants held by the Michelle Osman Trust, the two common stock purchase warrants held by REO Irrevocable Trust II, and the portion of the Corps Real secured convertible promissory note, are exercisable for and/or convertible into shares of our common stock, only 8,910,000 of the common stock shares are issuable and included upon exercise of the Corps Real secured convertible promissory note in the calculation of Mr. Osman’s beneficial ownership. Pursuant to the secured convertible promissory notes and the common stock purchase warrants (as assigned) held by the Michelle Osman Trust and the REO Irrevocable Trust II, we are not permitted to effect a conversion of the secured convertible promissory notes and/or an exercise of the common stock purchase warrants, to the extent that, after giving effect to an issuance after a conversion of the secured convertible promissory notes and/or an exercise of the common stock purchase warrants, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) and/or Pabeti (together with Pabeti’s affiliates and any other person or entity acting as a group together with Pabeti or any of Pabeti’s affiliates) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of our common stock issuable upon conversion of the secured convertible promissory notes and/or the exercise of the common stock purchase warrants.

Mr. Osman holds voting and investment power over the shares held by the Osman 401(k) Plan and holds voting and investment power over the shares held by MRB&B, LLC, as its sole manager and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Michelle Osman is Mr. Osman’s spouse. Mr. Osman does not hold voting and investment power over the shares held by the Michelle Osman Trust and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Mr. Osman holds voting and investment power over the shares held by Corps Real, as its sole manager and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Mr. Osman holds voting and investment power over the shares held by Pabeti, as its President and an owner and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(12)	Mr. Sitilides beneficial ownership includes:

(a)	27,927 shares of common stock held by Mr. Sitilides;
(b)	691,750 shares of common stock issuable pursuant to options held by Mr. Sitilides that are currently exercisable or that are exercisable within 60 days of November 30, 2012; and
(c)	18,000 shares of common stock issuable pursuant to warrants held by Mr. Sitilides that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(13)	Dr. Chapman serves as one of our Directors on our Board of Directors. Dr. Chapman also serves as a Director of the Board of Directors of Accentia, which is the record owner of 85,756,855 shares of our common stock. Dr. Chapman’s beneficial ownership consists of 636,750 shares of common stock issuable pursuant to options held by Dr. Chapman that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Dr. Chapman’s Accentia beneficial ownership consists of 482,500 shares of common stock issuable pursuant to Accentia options held by Dr. Chapman that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(14)	Dr. Scott’s beneficial ownership consists of 759,250 shares of common stock issuable pursuant to options held by Dr. Scott that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(15)	Mr. Pappas’ beneficial ownership includes:

(a)	968,000 shares of common stock held by Mr. Pappas and 524,545 shares of common stock held jointly with his spouse, Catherine Pappas;
(b)	596,750 shares of common stock issuable pursuant to options held by Mr. Pappas that are currently exercisable or that are exercisable within 60 days of November 30, 2012; and
(c)	540,000 shares of common stock issuable pursuant to warrants held by Mr. Pappas that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Mr. Pappas’ Accentia beneficial ownership consists of 248,234 shares of Accentia common stock held by Mr. Pappas.

(16)	Dr. Mannino’s beneficial ownership consists of 759,250 shares of common stock issuable pursuant to options held by Dr. Mannino that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the years ended September 30, 2012 and 2011, we were a party to the following transactions with certain of our executive officers, directors, holders of more than 5% of our voting securities, and their respective affiliates. We believe that the terms of these transactions were no less favorable to us than the terms that could have been obtained from unaffiliated third parties. In some instances transactions which occurred in prior years are also described in order to provide proper background.

Relationship to Parent

As of September 30, 2012, Accentia owned approximately 59% of our common stock and Accentia had loaned us approximately $4.0 million (the “Accentia Promissory Demand Note”). The Accentia Promissory Demand Note is due upon demand and accrues interest at the prime rate (3.25% at September 30, 2012). The outstanding principal balance of the Accentia Promissory Demand Note consists of advances to us from Accentia in the form of cash loans, interest, payments directly to third parties on our behalf and allocated inter-company expenses. Included in this balance is approximately $0.2 million, representing the fair value of the common stock shares issued by Accentia in settlement of the claim filed by Clinstar, LLC against us in our Chapter 11 proceedings.

On November 17, 2010, in accordance with the Plan, all of the then outstanding balance due from us to Accentia at that time (approximately, $13.5 million) was converted into shares of our common stock, which were issued to Accentia at a conversion price equal to $0.75 per share and which resulted in the issuance by us to Accentia of a total of 17,925,720 shares of our common stock.

On October 9, 2012, pursuant to the Corps Real Note’s (described below), Corps Real elected to loan to us an additional $0.7 million. Since Accentia is materially benefiting from Corps Real’s additional loan to us, as an inducement for and in consideration of the additional loan, Accentia granted to Corps Real a new common stock purchase warrant to purchase up to 5.5 million shares of Accentia common stock at an exercise price of $0.14 per share, which warrant is immediately exercisable and will expire on October 9, 2020, and Accentia agreed to: (a) Accentia’s Corps Real warrant expiration date was extended from June 2016 to June 2021; (b) the assignment to Corps Real of 33.33% interest in Accentia’s contract rights under Accentia’s BDSI Settlement Agreement; (c) Accentia’s remaining 66.66% interest in Accentia’s contract rights under Accentia’s BDSI Settlement Agreement would continue to secure Accentia’s indebtedness to Corps Real and its affiliates; and (d) all of Accentia’s collateral securing its obligations to Pabeti, Inc. under Accentia’s Pabeti security agreement (as amended) will also secure Accentia’s obligations to Corps Real.

Relationships to Affiliates

Corps Real, LLC:

On November 17, 2010, we issued a secured convertible promissory note in the amount of approximately $2.3 million (the “Corps Real Note”) to Corps Real. Corps Real and the majority owner of Corps Real, MRB&B, LLC, are both managed by Ronald E. Osman, a shareholder and a director of our Company. On October 9, 2012 and under the terms of the Corps Real Note, Corps Real elected to loan to us an additional $0.7 million. As a result of Corps Real’s additional loan to us, the current outstanding principal balance under the Corps Real Note was increased from approximately $2.3 million to $3.0 million. The Corps Real Note accrues interest at a fixed rate of 16% per annum. During the years ended September 2012 and 2011, we made interest payments to Corps Real of approximately, $0.15 million and $0.19 million, respectively. On June 6, 2012, the Corps Real Note was amended to suspend and defer our monthly interest payments beginning with the payment due on June 1, 2012. The deferred interest amount will instead become due and payable on upon maturity.

Because we were unable to pay the amount due under the Corps Real Note on November 17, 2012, an event of default occurred. Effective November 17, 2012, we entered into a standstill agreement with Corps Real pursuant to which (i) the maturity date of the Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted us a forbearance (until January 31, 2013) from its exercise of the rights and/or remedies available to its under the Corps Real Note. The standstill agreement allows us the time and opportunity to negotiate with Corps Real a potential restructuring of the Corps Real Note. If we default under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.

Effective December 3, 2012, we issued an additional secured promissory note to Corps Real, which provides us with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain our business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien of all our assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

Laurus/Valens:

On November 17, 2010 in accordance with our Plan of Reorganization, we issued two types of term notes – one in the aggregate principal amount of approximately $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus, PSource, Valens Offshore I, Valens Offshore SPV II, Corp. (“Valens Offshore II”), Valens U.S., and LV Administrative Services, Inc. (“LV”) (collectively, “Laurus/Valens”). Laurus/Valens is the beneficial owner of more than 5% of our common stock. The Term A and Term B Notes accrue interest at the rate of 8% per annum (with a 12% per annum default rate). The Term A and Term B Notes are secured by a lien on all of our assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010 the Term A Notes were prepaid in an amount equal to $1.4 million from the proceeds received from the Exit Financing. The aggregate principal balance on the Term A Notes and the Term B Notes, at September 30, 2012, was approximately $27.6 million.

Because we were unable to pay the amount due under the Term A Notes on November 17, 2012, an event of default occurred. Pursuant to cross-default provisions contained the Term B Notes, Laurus/Valens may declare the Term B Notes to be in default as well. Effective November 17, 2012, we entered into a standstill agreement with Laurus/Valens, pursuant to which (i) the maturity date of the Term A Notes was extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted us a forbearance (until January 31, 2013) from exercising their rights and/or remedies available to them under the Term A Notes and Term B Notes. The standstill agreement allows us the time and opportunity to negotiate with Laurus/Valens a potential restructuring of the Term A Notes and Term B Notes. If we default under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors.

Effective December 3, 2012 and pursuant to the Corps Real LOC, which provides a revolving line of credit in the principal amount of up to $1.5 million to us to be used to sustain our business operations, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

The Laurus/Valens Term A Notes and Term B Notes are also guaranteed by Accentia (the “Accentia Guaranty”) up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by Accentia’s pledge of 20,115,818 shares of our common stock owned by Accentia and the assets of Accentia’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”). On December 15, 2011, Accentia closed an agreement selling substantially all of the assets and business of Analytica (“Analytica Purchase Agreement”). In connection with the Analytica Purchase Agreement, Accentia entered into an agreement with LV, as agent for and on behalf of Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of an upfront payment of the asset sales proceeds, amended the terms of the Accentia Guaranty, consented to the transactions contemplated by the Analytica Purchase Agreement, and released all liens and security interests on Analytica’s assets to be sold to the purchaser.

The Laurus/Valens Term A and Term B Notes replaced the following obligations due to Laurus and its affiliates:

•	the $7.799 million note payable to Laurus (originated in March 2006);

•	the $0.250 million note payable to Valens Offshore II (originated in October 2007);

•	the $0.245 million note payable to Valens U.S. (originated in October 2007);

•	the $3.6 million note payable to Valens Offshore II (originated in December 2007);

•	the $4.9 million note payable to Valens U.S. (originated in December 2007);

•	the $7.5 million minimum royalty due on sales of AutovaxID® instrumentation (originated in April 2007); and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

All of the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled:

•

the common stock purchase warrant, dated March 31, 2006, issued by us to Laurus, for the purchase of up to 18,087,889 shares of our common stock at an exercise price of $0.01 per share. As of November 17, 2010, warrants to purchase up to 13,371,358 shares of our common stock remained outstanding and were thus terminated pursuant to our Plan of Reorganization; and

•	the common stock purchase warrant, dated September 22, 2008, issued by us to Valens U.S., for the purchase of up to 1,015,625 shares of our common stock at an exercise price of $0.40 per share.

In consideration for the cancellation of the Laurus/Valens Warrants, Laurus/Valens received 14,834,782 shares of our common stock (the “Laurus/Valens Plan Shares”). The Laurus/Valens Plan Shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in our Plan.

Royalty Interests:

On November 17, 2010, in accordance with our Plan of Reorganization, our Company, Accentia, and Laurus/Valens, entered into agreements whereby, Accentia terminated and cancelled all of its royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID™ and our other biologic products. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and our other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s royalty interest on the AutovaxID® instrument was reduced from 3.0% to no obligation, including the elimination of our $7.5 million minimum royalty obligation.

Osman Promissory Note:

On November 17, 2010, in accordance with our Plan of Reorganization, the holder of our May 9, 2008 promissory note, Ronald E. Osman, who is a director of our Company, elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of our common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of our common stock.

2008 Secured Debentures:

On November 17, 2010, in accordance with our Plan of Reorganization, Ronald E. Osman, who is a director of our Company and a holder of our 2008 secured debentures, elected to convert his entire outstanding principal balance ($0.44 million) into shares of our common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 265,225 shares of our common stock. Another holder of our 2008 secured debentures, Valens U.S., received consideration for its claim in accordance with the Laurus/Valens Term A Notes and Term B Notes previously discussed.

Director Independence

The Board has determined that five of its members are “independent directors” as defined under the applicable rules of The NASDAQ Stock Market (the “NASDAQ”) and the SEC. These five “independent directors” are Edmund C. King, Jeffrey A. Scott, M.D., Christopher C. Chapman, M.D., Raphael J. Mannino, Ph.D., and John Sitilides. In making its determination of independence, the Board considered questionnaires completed by each director and all ordinary course transactions between our Company and all the entities with which the director is employed and affiliated. With regard to Dr. Chapman and Mr. King, the Board considered their relationship as directors of Accentia, our majority shareholder. Additionally, because of Francis E. O’Donnell, Jr., M.D., Ronald E. Osman, Esq. and Peter J. Pappas, Sr.’s monetary investments and common stock ownership in our Company, both personally or through their affiliates, the Board determined that they are not independent.

Board Committees and Committee Member Independence

The Board has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. Messrs. King, Scott, and Mannino are members of the Audit Committee. Messrs. Sitilides, King, Chapman and Osman are members of the Compensation Committee. Messrs. Chapman, Sitilides and Mannino are members of the Governance and Nominating Committee. The Board has determined that each of the Directors serving on the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee, except for Mr. Osman (who is not an independent director), are also independent under the NASDAQ independence standards applicable to members of such committees.

The NASDAQ rules provide that the compensation of a company’s chief executive officer and all other executive officers (i.e., those officers covered in Rule 16a-1(f) under the Exchange Act of 1934 must be determined, or recommended to the Company’s board of directors for determination, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate or a compensation committee comprised solely of independent directors. The NASDAQ rules also provide an exception to these requirements that permits the appointment to the compensation committee of one director who is not independent as defined in the NASDAQ rules and is not a current officer or employee or a family member (as defined in the NASDAQ rules) of an officer or employee, in circumstances in which a compensation committee is comprised of at least three members, if the board of directors determines that such individual’s membership on the committee is required by the best interests of the company and its shareholders. As noted above, Mr. Osman, a member of the Compensation Committee, is not considered an independent director under the NASDAQ rules. Consequently, we relied on the foregoing exception in appointing Mr. Osman (who is not a current officer or employee or a family member of an officer or employee) to the Compensation Committee. We believe that as a result of his knowledge and expertise in the health-related fields, Mr. Osman is essential to the ability of our Compensation Committee to fulfill its obligations and Mr. Osman’s membership on the Compensation Committee is in the best interests of our Company and shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

We engaged Cherry Bekaert & Holland, L.L.P. (“Cherry Bekaert”), our independent registered public accounting firm, to perform the audits of our consolidated financial statements as of and for the years ended September 30, 2012 and 2011. We also engaged Cherry Bekaert to prepare our 2012 and 2011 Federal and State income tax returns.

The following table provides information relating to the fees billed by Cherry Bekaert for the years ended September 30, 2012 and 2011:

	2012	2011
Audit fees(1)	$87,000	$93,500
Tax fees(2)	12,500	12,000

(1)	The aggregate audit fees billed for professional services rendered for the audits of our financial statements, the review of our interim condensed financial statements, and other professional services that are normally provided by Cherry Bekaert in connection with statutory and regulatory filings or engagements, such as our registration statement on Form S-1 filed in March 2012.
(2)	The tax fees billed for tax professional services rendered for the preparation of our Federal and State tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee of the Board has established pre-approval policies for all audit and permissible non-audit services provided by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services provided and associated fees incurred in fiscal 2012 and fiscal 2011 were pre-approved by the Audit Committee.

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

(3) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Biovest International, Inc. (“Biovest”) originally effective as of November 17, 2010 and as amended as of March 7, 2012 (filed as Exhibit 3.1 to Biovest’s Registration Statement on Form S-1 (No. 333-180489) filed March 30, 2012and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Biovest effective November 17, 2010 (filed as Exhibit 3.2 to Biovest’s Form 8-K filed November 23, 2010 and incorporated herein by reference)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	First Amended Joint Plan of Reorganization of Biovest, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, U.S. Code (filed as Exhibit 10.1 to Biovest’s Form 8-K filed November 2, 2010 and incorporated herein by reference)

4.3

First Modification to First Amended Joint Plan of Reorganization of Biovest, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.2 to Biovest’s

Form 8-K filed November 2, 2010 and incorporated herein by reference)

10.1(a)	Cellex Biosciences, Inc. 2000 Stock Option Plan (filed as Exhibit 10.5 to Biovest’s Form 10-QSB for the period ended March 31, 2001, filed on May 21, 2001 and incorporated herein by reference)

10.2	Investment Agreement between Biovest and Accentia, Inc. dated April 10, 2003 (filed as Exhibit 1 to Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.3	Amendment to Investment Agreement between Biovest and Accentia, Inc. dated June 16, 2003 (filed as Exhibit 2 to Biovest’s Form 8-K filed June 23, 2003 and incorporated herein by reference)

10.4

Second Amendment to Investment Agreement between Biovest and Accentia, Inc. (filed as Exhibit 10.1 to Biovest’s

Form 10-QSB for the period ended June 30, 2004, filed on August 23, 2004 and incorporated herein by reference)

10.5	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE Two, LLC (filed as Exhibit 10.13 to Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.6	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia Biopharmaceuticals, Inc. to Telesis CDE Two, LLC (filed as Exhibit 10.14 to Biovest’s Form 8-K filed May 2, 2006 and incorporated herein by reference)

10.7	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Ronald Osman (filed as Exhibit 10.32 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

Exhibit Number	Description

10.8	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Dennis Ryll (filed as Exhibit 10.33 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.9	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Steven Stogel (filed as Exhibit 10.34 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.10	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Donald Ferguson (filed as Exhibit 10.35 to Biovest’s Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006 and incorporated herein by reference)

10.11

Common Stock Purchase Warrant, dated September 5, 2006, issued by Biovest to Pulaski Bank and Trust Company

(filed as Exhibit 10.2 to Biovest’s Form 8-K filed September 11, 2006 and incorporated herein by reference)

10.12	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Dennis Ryll (filed as Exhibit 10.28 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.13	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Steven Stogel (filed as Exhibit 10.29 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.14	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Donald Ferguson (filed as Exhibit 10.30 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.15	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Ronald Osman (filed as Exhibit 10.31 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.16

Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Hopkins Capital Group II, LLC

(filed as Exhibit 10.32 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.17	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Alan Pearce (filed as Exhibit 10.33 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.18	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Steven Arikian (filed as Exhibit 10.34 to Biovest’s Form 8-K filed December 14, 2006 and incorporated herein by reference)

10.19	Common Stock Purchase Warrant, dated September 11, 2007, issued by Biovest to Ronald E. Osman (filed as Exhibit 10.200 to Biovest’s Form 10-K for the period ended September 30, 2007 filed December 28, 2007 and incorporated herein by reference)

10.20	Common Stock Purchase Warrant, dated October 12, 2007, issued by Biovest to Ronald E. Osman (filed as Exhibit 10.2 to Biovest’s Form 8-K filed October 18, 2007 and incorporated herein by reference)

10.21	Common Stock Warrant from Biovest to Ronald E. Osman dated September 26, 2008 (filed as Exhibit 10.10 to Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.22	Common Stock Warrant from Biovest to Ronald E. Osman dated September 26, 2008 (filed as Exhibit 10.11 to Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.23	Common Stock Warrant from Biovest to Francis E. O’Donnell, Jr. dated September 26, 2008 (filed as Exhibit 10.12 to Biovest’s Form 8-K filed September 26, 2008 and incorporated herein by reference)

10.24

Order Confirming First Amended Joint Plan of Reorganization of Biovest, Biovax, Inc., AutovaxID, Inc.,

Biolender, LLC and Biolender II, LLC Under Chapter 11 of Title 11, United States Code dated as of August 16, 2010, as Modified, Pursuant to 11 U.S.C. §1129 (filed as Exhibit 10.3 to Biovest’s Form 8-K filed November 2, 2010 and incorporated herein by reference)

10.25	Notice of Effectiveness Dated November 17, 2010 (filed as Exhibit 10.1 to Biovest’s Form 8-K filed November 23, 2010 and incorporated herein by reference)

Exhibit Number	Description

10.26	Lease Between Biovest and JMS Holdings, LLC, dated December 2, 2010 (filed as Exhibit 10.1 to Biovest’s Form 8-K filed December 8, 2010 and incorporated herein by reference)

10.27	Common Stock Purchase Warrant dated December 2, 2010, issued by Biovest to James Stanton (filed as Exhibit 10.2 to Biovest’s Form 8-K filed December 8, 2010 and incorporated herein by reference)

10.28(a)	Biovest’s 2010 Equity Incentive Plan (filed as Exhibit 10.187 to Biovest’s Annual Report on Form 10-K for the year ended September 30, 2010, filed December 14, 2010 and incorporated herein by reference)

10.29

Term Loan and Security Agreement, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Biovest (filed as Exhibit 10.1 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.30	Secured Term A Note, dated November 17, 2010, between Biovest and Erato Corp. (filed as Exhibit 10.2 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.31

Secured Term A Note, dated November 17, 2010, between Biovest and PSource Structured Debt Limited (filed as

Exhibit 10.3 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.32

Secured Term A Note, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp. (filed as

Exhibit 10.4 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.33	Secured Term A Note, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.5 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.34

Secured Term A Note, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd. (filed as

Exhibit 10.6 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.35

Secured Term B Note, dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (In liquidation)

filed as Exhibit 10.7 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.36

Secured Term B Note, dated November 17, 2010, between Biovest and PSource Structured Debt Limited

(filed as Exhibit 10.8 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.37

Secured Term B Note, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp.

(filed as Exhibit 10.9 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.38	Secured Term B Note, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.10 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.39

Secured Term B Note, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd. (filed as

Exhibit 10.11 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.40	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Erato, Corp. (filed as Exhibit 10.12 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.41

Contingent Payment Agreement, dated November 17, 2010, between Biovest and PSource Structured Debt Limited

(filed as Exhibit 10.13 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.42

Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens Offshore SPV II, Corp.

(filed as Exhibit 10.14 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.43	Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.15 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.44

Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd.

(filed as Exhibit 10.16 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.45	Warrant Termination Agreement (1,000,000 Warrant Shares), dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (in liquidation) (filed as Exhibit 10.17 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

Exhibit Number	Description

10.46	Warrant Termination Agreement (18,087,889 Warrant Shares), dated November 17, 2010, between Biovest and Laurus Master Fund, Ltd. (in liquidation) (filed as Exhibit 10.18 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.47	Warrant Termination Agreement, dated November 17, 2010, between Biovest and Valens U.S. SPV I, LLC (filed as Exhibit 10.19 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.48	Royalty Termination Agreement (BiovaxID® and other biologics), dated November 17, 2010, among Biovest, LV Administrative Services, Inc., and Valens U.S. SPV I, LLC (filed as Exhibit 10.20 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.49	Royalty Termination Agreement (AutovaxID), dated November 17, 2010, among Biovest, LV Administrative Services, Inc. and the Lenders (filed as Exhibit 10.21 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.50	Royalty Termination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc. and the Lenders (filed as Exhibit 10.22 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.51	Royalty Termination Agreement, dated November 17, 2010, between Biovest and Accentia Biopharmaceuticals, Inc. (filed as Exhibit 10.23 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.52	Royalty Assignment Termination Agreement, dated November 17, 2010, among Biovest, Accentia Biopharmaceuticals, Inc., Erato Corp., Valens U.S. SPV, I, LLC, Valens Offshore SPV I, Ltd., and PSource Structured Debt Limited (filed as Exhibit 10.24 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.53	Subordination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc., the Lenders and Corps Real, LLC (filed as Exhibit 10.25 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.54	Subordination Agreement, dated November 17, 2010, among Biovest, LV Administrative Services, Inc., the Lenders and Accentia Biopharmaceuticals, Inc. (filed as Exhibit 10.26 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.55	Closing Shares Lock-Up Agreement, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Accentia Biopharmaceuticals, Inc. (filed as Exhibit 10.27 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.56	Limited Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Corps Real, LLC (filed as Exhibit 10.28 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.57	Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Analytica International, Inc. (filed as Exhibit 10.29 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.58	Stock Pledge Agreement (Accentia Common Stock), dated November 17, 2010, between Accentia Biopharmaceuticals, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.30 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.59	Security Agreement, dated November 17, 2010, between Analtyica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.31 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.60	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Biovest and LV Administrative Services, Inc. (filed as Exhibit 10.32 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.61

Grant of Security Interest in Intellectual Property, dated November 17, 2010, between Analytica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.33 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

Exhibit Number	Description

10.62	Plan Secured Promissory Note, dated November 17, 2010, between Biovest and Corps Real, LLC (filed as Exhibit 10.34 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.63	Security Agreement dated November 17, 2010, between Biovest and Corps Real, LLC (filed as Exhibit 10.35 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.64	Resignation Settlement, dated November 17, 2010, between Biovest and Alan M. Pearce (filed as Exhibit 10.36 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

10.65

License Agreement effective September 17, 2004 between Biovest International, Inc. and the Board of Trustees of

the Leland Stanford Junior University (filed as Exhibit 99.1 to Biovest’s Form 8-K filed February 15, 2011 and incorporated herein by reference)

10.66 (a)	Amended and Restated Biovest International, Inc. 2006 Equity Incentive Plan (filed as Exhibit 4.2 to Biovest’s Form S-8 filed March 25, 2011 and incorporated herein by reference)

10.67	Promissory Note, dated November 16, 2010, between City of Coon Rapids, JMS Holdings and Biovest (filed as Exhibit 10.1 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference).

10.68	Mortgage, dated November 16, 2010, between City of Coon Rapids and JMS Holdings (filed as Exhibit 10.2 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.69

Agreement for Loan of Minnesota Investment Fund, dated November 16, 2010, between City of Coon Rapids and

Biovest (filed as Exhibit 10.3 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.70	Promissory Note, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids, JMS Holdings and Biovest (filed as Exhibit 10.5 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.71	Mortgage, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and JMS Holdings (filed as Exhibit 10.6 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.72	Loan Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.7 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.73	Security Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.8 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.74

Business Subsidy Agreement, dated December 7, 2010, between the Economic Development Authority in and for the

City of Coon Rapids and Biovest (filed as Exhibit 10.9 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.75

Loan Security Termination Agreement, dated December 15, 2011, between LV Administrative Services, Inc., as administrative and collateral agent for Laurus Master Fund Ltd. (In Liquidation), Calliope Capital Corp., assignee to

Erato Corp., PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. and Biovest (filed as Exhibit 10.85 to Biovest’s Form 10-K for the year ended September 30, 2011, filed December 19, 2011 and incorporated herein by reference)

10.76

Letter Agreement, dated May 10, 2012, between Biovest and LV Administrative Services, Inc., as Agent for and

on behalf of each of Laurus Master Fund, Ltd. (in liquidation), Erato Corporation, Valens Offshore SPV I, Ltd.,

Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC., and PSource Structured Debt Limited (filed as Exhibit 10.1 to Biovest’s Form 10-Q filed May 15, 2012 and incorporated herein by reference)

10.77

Amendment No. 1 to Plan Secured Promissory Note, dated June 6, 2012, between Biovest and Corps Real, LLC filed as Exhibit 10.1 to Biovest’s Form 8-K filed June 12, 2012 and incorporated herein by reference)

10.78	Standstill Agreement dated November 17, 2012, between Biovest, Corps Real, LLC, Erato Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC., and PSource Structured Debt Limited

10.79	Secured Promissory Note, dated December 3, 2012, between Biovest and Corps Real, LLC

Exhibit Number	Description

10.80	Security Agreement, dated December 3, 2012, between Biovest and Corps Real, LLC

21.1	Subsidiaries of Biovest (filed as Exhibit 21.1 to Biovest’s Registration Statement on Form S-1 (No. 333-180489) filed March 30, 2012 and incorporated herein by reference)

31.1	Certifications of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certifications of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Biovest International, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the years ended September 30, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

(a)	Indicates our compensatory plan(s).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.

By:	/s/ Samuel S. Duffey

Samuel S. Duffey, Esq.
President, Chief Executive Officer and General Counsel
(Principal Executive Officer)

By:	/s/ Brian D. Bottjer

Brian D. Bottjer, CPA
Acting Chief Financial Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)

Date: December 26, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date

By:	/s/ Samuel S. Duffey	President; Chief Executive Officer; General Counsel	December 26, 2012
	Samuel S. Duffey, Esq.	(Principal Executive Officer)

By:	/s/ Brian D. Bottjer	Acting Chief Financial Officer and Controller	December 26, 2012
	Brian D. Bottjer, CPA	(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Francis E. O’Donnell, Jr.	Executive Chairman of the Board; Director	December 26, 2012
Francis E. O’Donnell, Jr., M.D.

By:	/s/ Edmund C. King	Director	December 26, 2012
Edmund C. King

By:	/s/ Ronald E. Osman	Director	December 26, 2012
Ronald E. Osman, Esquire

By:	/s/ John Sitilides	Director	December 26, 2012
John Sitilides

By:	/s/ Jeffrey A. Scott	Director	December 26, 2012
Jeffrey A. Scott, M.D.

By:	/s/ Christopher C. Chapman	Director	December 26, 2012
Christopher C. Chapman, M.D.

By:	/s/ Peter J. Pappas, Sr.	Director	December 26, 2012
Peter J. Pappas, Sr.

By:	/s/ Raphael J. Mannino	Director	December 26, 2012
Raphael J. Mannino, Ph.D.

BIOVEST INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Biovest International, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Biovest International, Inc. and Subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2012 and 2011, and their consolidated results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $173 million and cash used in operating activities of approximately $8.1 million during the two years ended September 30, 2012, and had a working capital deficiency of approximately $40.6 million at September 30, 2012. On November 17, 2012, approximately $27.7 million of the Company’s debt matured and accordingly the Company is currently in default of these debt instruments, as well as approximately $4.5 million of debt instruments with cross-default provisions. These factors, among others as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT, & HOLLAND L.L.P.

Tampa, Florida

December 26, 2012

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
ASSETS
Current assets:
Cash	$72,000	$201,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at September 30, 2012 and 2011	221,000	395,000
Costs and estimated earnings in excess of billings on uncompleted contracts	28,000	—
Inventories	400,000	532,000
Prepaid expenses and other current assets	152,000	476,000

Total current assets	873,000	1,604,000
Property and equipment, net	935,000	771,000
Patents and trademarks, net	202,000	231,000
Goodwill	2,131,000	2,131,000
Other assets	598,000	681,000

Total assets	$4,739,000	$5,418,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	736,000	371,000
Accrued liabilities	5,069,000	178,000
Customer deposits	—	116,000
Derivative liabilities	857,000	2,117,000
Notes payable, related party	5,936,000	—
Current maturities of long term debt	28,889,000	1,063,000

Total current liabilities	41,487,000	3,845,000
Long term debt, less current maturities	2,833,000	30,849,000
Long term debt, related party	—	496,000
Accrued Interest	437,000	2,330,000
Other	98,000	—

Total liabilities not subject to compromise	44,855,000	37,520,000
Liabilities subject to compromise	—	444,000

Total liabilities	44,855,000	37,964,000
Commitments and contingencies (Note 20)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par, 500,000,000 shares authorized; 146,436,893 and 143,966,460 issued and outstanding at September 30, 2012 and 2011, respectively.	1,464,000	1,440,000
Additional paid-in capital	131,307,000	127,149,000
Accumulated deficit	(172,887,000)	(161,135,000)

Total stockholders’ deficit	(40,116,000)	(32,546,000)

Total liabilities and stockholders’ deficit	$4,739,000	$5,418,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011
Revenue:
Products	$3,047,000	$2,365,000
Services	839,000	1,272,000
Qualified Therapeutic Discovery Project Grant	—	244,000

Total revenue	3,886,000	3,881,000

Operating costs and expenses:
Cost of revenue:
Products	1,874,000	1,529,000
Services	896,000	964,000
Research and development expense	4,139,000	1,799,000
General and administrative expense	4,779,000	10,172,000

Total operating costs and expenses	11,688,000	14,464,000

Loss from operations	(7,802,000)	(10,583,000)

Other income (expense):
Interest expense	(5,271,000)	(4,681,000)
Gain (loss) on derivative liabilities	1,136,000	(320,000)
Other (expense) income, net	(14,000)	18,000

Total other income (expenses)	(4,149,000)	(4,983,000)

Loss before reorganization items and income taxes	(11,951,000)	(15,566,000)

Reorganization items:
Gain on reorganization	222,000	544,000
Professional Fees	(23,000)	(262,000)

Total reorganization items	199,000	282,000

Net Loss	(11,752,000)	(15,284,000)

Loss per common share:
Basic and diluted	$(0.08)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	145,227,530	136,116,416

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED SEPTEMBER 30, 2012, AND 2011

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total
	Shares	Amount
Balances at October 1, 2010	98,149,783	$981,000	$67,934,000	$(149,416,000)	$3,565,000	$(76,936,000)
Dissolution of non-controlling interests pursuant to plan of reorganization	—	—	—	3,565,000	(3,565,000)	—
Beneficial conversion feature on Corps Real Note	—	—	2,139,000	—	—	2,139,000
Shares issued upon conversion of Exit Financing	6,883,282	68,000	3,489,000	—	—	3,557,000
Issuance of common shares for interest on outstanding debt	193,481	3,000	115,000	—	—	118,000
Shares issued pursuant to plan of reorganization	37,508,292	375,000	34,343,000	—	—	34,718,000
Adjustment to provisions of outstanding warrants pursuant to plan of reorganization	—	—	9,349,000	—	—	9,349,000
Employee share-based compensation	56,000	1,000	7,549,000	—	—	7,550,000
Issuance of warrants upon execution of new facility lease	—	—	825,000	—	—	825,000
Issuance of warrants for placement fee on Exit Financing	—	—	422,000	—	—	422,000
Shares issued upon exercise of warrants	1,075,622	11,000	979,000	—	—	990,000
Shares issued upon exercise of options	100,000	1,000	5,000	—	—	6,000
Net Loss	—	—	—	(15,284,000)	—	(15,284,000)

Balances at September 30, 2011	143,966,460	$1,440,000	$127,149,000	$(161,135,000)	$—	$(32,546,000)

Issuance of common shares for interest on outstanding debt	251,816	2,000	98,000	—	—	100,000
Shares issued pursuant to plan of reorganization	1,379,589	13,000	1,214,000	—	—	1,227,000
Shares issued upon conversion of Exit Financing	57,845	1,000	30,000	—	—	31,000
Employee share-based compensation	—	—	2,643,000	—	—	2,643,000
Shares issued upon exercise of warrants	771,183	8,000	172,000	—	—	180,000
Shares issued upon exercise of options	10,000	—	1,000	—	—	1,000
Net Loss	—	—	—	(11,752,000)	—	(11,752,000)

Balances at September 30, 2012	146,436,893	$1,464,000	$131,307,000	$(172,887,000)	$—	$(40,116,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,752,000)	$(15,284,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	135,000	71,000
Amortization of patents	30,000	30,000
Employee share-based compensation	2,643,000	7,550,000
Amortization of discounts on notes payable	2,239,000	570,000
Amortization of deferred loan costs	100,000	1,085,000
Loss on common shares issued for interest on outstanding debt	13,000	431,000
Gain on sale of equipment	—	(7,000)
(Gain) Loss on derivative liabilities	(1,137,000)	320,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	174,000	5,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(28,000)	106,000
Inventories	132,000	(115,000)
Prepaid expenses and other current assets	70,000	83,000
Accrued interest	2,761,000	2,642,000
Accounts payable and accrued liabilities	697,000	(813,000)
Customer deposits	(116,000)	31,000

Net cash flows from operating activities before reorganization items	(4,039,000)	(3,295,000)

Reorganization items:
Gain on reorganization plan	(222,000)	(544,000)

Net change in cash flows from reorganization items	(222,000)	(544,000)

Net cash flows from operating activities	(4,261,000)	(3,839,000)

Cash flows from investing activities:
Proceeds from sale of equipment	—	7,000
Purchase of property, plant and equipment	(80,000)	(749,000)

Net cash flows from investing activities	(80,000)	(742,000)
Cash flows from financing activities:
Repayment of notes payable and long-term debt	(46,000)	(2,031,000)
Advances (to) from related party	4,078,000	3,000
Proceeds from long-term debt	—	7,353,000
Proceeds from exercise of stock options and warrants	180,000	6,000
Payment of deferred financing costs	—	(755,000)

Net cash flows from financing activities	4,212,000	4,576,000
Net change in cash	(129,000)	(5,000)
Cash at beginning of period	201,000	206,000
Cash at end of period	$72,000	$201,000

Supplemental cash flow information:
Non-cash financing and investing transactions:
Issuance of warrants	$—	$7,376,000
Issuance of shares for payment of principal and interest on outstanding debt	131,000	6,242,000
Issuance of shares to settle pre-petition claims	1,227,000	53,769,000
Increase in March 2014 Obligations	63,000	—
Purchase of equipment with promissory notes	220,000	—
Cash paid for interest during the year	$163,000	$229,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1. Description of the Company

Overview:

Biovest International, Inc.’s (the “Company” or “Biovest”) is a biotechnology company focused on developing and commercializing BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and related services. Biovest was incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, the Company’s name was changed to Cellex Biosciences, Inc. In 2001, the Company changed its corporate name to Biovest International, Inc. and changed its state of incorporation from Minnesota to Delaware.

As a result of Biovest’s collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer, specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under the Company’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in patients with MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. The Company believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on the Company’s scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, the Company filed its formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, the Company announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. Biovest could receive a decision regarding EU marketing and Canadian regulatory approvals for BiovaxID within 12 months after the submission of the Company’s MAA and NDS assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered. The Company also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to define the path for the Company’s filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further in its guidance, the FDA required that the Company conduct a confirmatory second Phase 3 clinical trial to complete the clinical data gained through its first Phase 3 clinical trial and its BiovaxID development program to support the Company’s filing of a BLA for BiovaxID. The Company is preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support the Company’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, the Company developed and commercialized a fully automated cell culture instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable. The Company plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID. The Company believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. The Company is collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

The Company also manufactures instruments and disposables used in the hollow fiber production of cell culture products. The Company manufactures mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers. The Company has produced over 7,000 cell based products for an estimated 2,500 researchers around the world. The Company considers its vast experience in manufacturing small batches of different cell based products, together with its expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting the Company’s development of patent specific immunotherapies.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1. Description of the company (continued)

Corporate Overview:

In April 2003, the Company entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, the Company became a subsidiary of Accentia through the sale of shares of the Company’s authorized but unissued common and preferred stock representing approximately 81% of the Company’s equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, the Company continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company files periodic and other reports with the Securities and Exchange Commission (“SEC”). As of September 30, 2012, Accentia owned approximately 59% of the Company’s outstanding common stock.

In November 2010, the Company completed and formally exited reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) as a fully restructured company. On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing the Company’s Chapter 11 proceedings. Through the provisions of the Company’s bankruptcy plan (as amended) (the “Plan”), effective on November 17, 2010 (the “Effective Date”), the Company restructured its debts into a combination of new debt and equity.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of the Company’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum.

On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, the Company has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of the Company’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. The Company has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, the Company entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows the Company the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If the Company defaults under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If the Company defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of the Company’s outstanding debt, may negatively affect Accentia’s ownership interest in the Company and cause Accentia’s potential deconsolidation/loss of control in the Company.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies

Basis of presentation:

The accompanying consolidated financial statements have been derived from audited financial information prepared in accordance with the rules and regulations of the SEC for financial statements. The information and footnote disclosures in the financial statements are prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Operating results for the years ended September 30, 2012 and 2011, respectively, are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company issues its consolidated and consolidated condensed financial statements by filing them with the SEC and evaluates subsequent events up to the timing of filing.

Principles of consolidation:

The consolidated financial statements include Biovest Europe, Limited, a wholly-owned subsidiary of the Company. Biovest Europe, Limited was incorporated in the United Kingdom on June 29, 2011.

All significant inter-company balances and transactions have been eliminated.

Accounting for reorganization proceedings:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852—Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on November 10, 2008, emerged from Chapter 11 protection on November 17, 2010, and has segregated those items as outlined above for all reporting periods between such dates.

Pursuant to the Plan, holders of existing voting shares of the Company’s common stock immediately before the Plan confirmation received more than 50% of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

Use of estimates in the preparation of consolidated financial statements:

The preparation of consolidated financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents:

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies (continued)

Accounts receivable, concentrations of credit risk and customer concentrations

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company places its cash in several high-quality financial institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $0.25 million per institution. At September 30, 2012, the Company did not have any cash balances in excess of these insured limits.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products and services to academic and retail organizations and drug development companies. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts. Management considers the balance of approximately $0.01 million adequate as of September 30, 2012; however, actual write-offs may exceed the allowance.

Inventories:

Inventories consist primarily of supplies and parts used in instrumentation assembly and related materials. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method.

Property and equipment:

Property and equipment are recorded at cost. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term.

Goodwill and intangible assets:

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

Deferred financing costs:

Deferred financing costs include fees paid in cash or through the issuance of common stock purchase warrants in conjunction with obtaining notes payable and long-term debt and are amortized over the term of the related financial instrument.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies (continued)

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the year ended September 30, 2012, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

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

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2012 and 2011.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies (continued)

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

Grant revenue:

Grant revenue is the result of the Company being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to fifty percent (50%) of the reimbursable expenses incurred during the year ended September 30, 2011.

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, equipment rental and maintenance, professional fees, outsourced consulting services, travel expenses associated with the Company’s regulatory strategy, the cost of laboratory supplies, and certain other indirect cost allocations that are directly related to research and development activities to (a) assist us in the Company’s analyses of the data obtained from the Company’s clinical trials and (b) update the Company’s manufacturing facility to facilitate the Company’s compliance with various regulatory validations and comparability requirements related to the Company’s manufacturing process and facility, as the Company continues its advancement toward seeking marketing/regulatory approval from the EMA, Health Canada, the FDA and other foreign regulatory agencies In the years ended September 30, 2012 and 2011, the Company incurred total research and development expenses of approximately $4.1 million and $1.8 million, respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying consolidated statements of operations.

Income taxes:

The Company uses the liability method related to accounting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended September 30, 2012 and 2011.

The Company’s tax returns subsequent to 2009 are subject to examination by the Internal Revenue Service and state tax authorities, generally for three years after the tax returns were filed.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies (continued)

Stock-based compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Loss per common share

Basic loss per share is computed using the weighted average number of common shares outstanding.

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding stock options, common stock purchase warrants, or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all potential common stock shares outstanding is anti-dilutive.

The common stock equivalents and common stock shares indexed to convertible debt securities that are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive are as follows:

	Years ended September 30,
	2012	2011
Options and Warrants to purchase common stock	61,351,732	54,048,701
Convertible Debt Instruments	4,869,930	5,983,721

	66,221,662	60,032,422

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Updates (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

3. Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company, during the year ended September 30, 2012, incurred a net loss of $11.8 million. On September 30, 2012, the Company had an accumulated deficit of approximately $173 million and working capital deficit of approximately $40.6 million. Cash and cash equivalents, at September 30, 2012, were approximately $0.07 million. The Company’s independent auditors issued a “going concern” qualification on the consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Outstanding Indebtedness as of September 30, 2012*:

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing	$1,216	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Biovest Corps Real Note	$2,292	16.0%	01/31/2013	—	—	—
Laurus/Valens Term A Notes	$23,467	8.0%	01/31/2013	—	—	—
Laurus/Valens Term B Notes	$4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations	$2,833	5.0%	03/17/2014	—	—	—
Minnesota Promissory Notes	$334	4.1%	05/01/2021	—	—	—

*	See additional notes below for more information on the outstanding debt listed in the table above.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of the Company’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum.

On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, the Company has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of the Company’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. The Company has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

3. Liquidity (continued)

Outstanding Indebtedness as of September 30, 2012 (continued):

Effective November 17, 2012, the Company entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows the Company the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If the Company defaults under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If the Company defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of the Company’s outstanding debt, may negatively affect Accentia’s ownership interest in the Company and cause Accentia’s potential deconsolidation/loss of control in the Company.

Effective December 3, 2012, the Company issued an additional secured promissory note to Corps Real, which provides the Company with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain the Company’s business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien of all the Company’s assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

The Company’s liquid assets and cash flow are not sufficient to fully repay the principal owed under its outstanding debt instruments. Further, the Company cannot assure its shareholders that the Company can extend or restructure the Matured Obligations. The Company has not established access to additional capital or debt to repay the Matured Obligations. Further, the Company cannot assume its shareholders that the Company will be able to obtain needed funding to repay or restructure the Matured Obligations.

Additional expected financing activity:

It is the Company’s intention to meet its cash requirements through proceeds from its instrument and disposables and cell culture products and service manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations, partnering, and licensing. The Company’s ability to continue present operations, to continue its detailed analyses of BiovaxID™’s clinical trial results, to meet the Company’s debt obligations as they mature (discussed below), to pursue ongoing development and commercialization of BiovaxID and AutovaxID®, including potentially seeking regulatory/marketing approval with national and international regulatory agencies, is dependent upon the Company’s ability to obtain significant external funding in the immediate term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s product candidates. The Company is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under the Company’s secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder cease making further loans and institute foreclosure proceedings or other actions against the Company’s assets. Under such circumstances, the Company could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of the Company’s debt instruments could also result in an event of default under one or more of the Company’s other debt instruments. The Company may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations. This would have a material adverse impact on the Company’s liquidity, financial position and results of operations.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

4. Accounts Receivable, concentrations of credit risk and major customers

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2012, is adequate. However, actual write-offs might exceed the recorded allowance.

Major customer information is as follows:

•	Two customers accounted for 35% of revenues for the year ended September 30, 2012.

•	Three customers accounted for 42% of revenues for the year ended September 30, 2011.

•	Three customers accounted for 71% of trade accounts receivable as of September 30, 2012.

•	Five customers accounted for 69% of trade accounts receivable as of September 30, 2011.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 39% and 28% of revenues for years ended September 30, 2012 and 2011, respectively. For the years ended September 30, 2012 and 2011, sales to customers in the United Kingdom accounted for 24% and 20% of total revenue, respectively. For the years ended September 30, 2012 and 2011, sales to customers in Canada accounted for 15% and less than 10% of total revenue, respectively.

5. Inventories

Inventories consist of the following:

	September 30,
	2012	2011
Raw materials	$320,000	$462,000
Finished goods	80,000	70,000

	$400,000	$532,000

6. Minnesota facility lease

The Company leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which it uses for office, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID™, production of its instruments and disposables, and contract cell culture products and services. The lease expires on December 31, 2020. The Company has the right to extend the term of the lease for two additional five year periods at the greater of the base rent in effect at the end of the initial ten year lease term or market rates in effect at the end of the initial ten year lease term. Payments due under the terms of the lease are as follows:

Year ending September 30,
2013	$431,000
2014	$431,000
2015	$431,000
2016	$431,000
2017	$421,000
thereafter	$2,431,000

$2,587,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

6. Minnesota facility lease (continued)

The lease contains provisions regarding a strategic collaboration whereby, the landlord agreed to construct certain capital improvements in the amount of $1.5 million to the leased premises to allow the Company to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required. These improvements were completed in September 2011 and were financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (collectively, the “Minnesota Promissory Notes”) (as described herein), and an increase to the base rent charged in order to recoup the costs of construction incurred by the landlord (approximately, $1.0 million) over the initial term of the lease. As a result of these transactions, the Company recorded an asset for the fair value of the common stock purchase warrant issued to the landlord (approximately, $0.825 million), and leasehold improvements in the amount of $0.55 million. These costs will be amortized over the initial ten year term of the lease. The respective carrying values of these assets are $0.681 million and $0.477 million as of September 30, 2012.

7. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,
	2012	2011
Costs incurred on uncompleted contracts	$136,000	$—
Estimated earnings	364,000	—

	500,000	—
Less billings to date	(472,000)	—

	$28,000	$—

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30,
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,000	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—

	$28,000	$—

8. Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,
	2012	2011
Furniture and fixtures	$41,000	$74,000
Leasehold improvements	692,000	620,000
Machinery and equipment	1,560,000	1,379,000

	2,293,000	2,073,000
Less accumulated depreciation and amortization	(1,358,000)	(1,302,000)

	$935,000	$771,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

9. Patents and trademarks

Patents and trademarks consist of the following:

	September 30,
	2012	2011
Patents	$12,000	$12,000
Trademarks	579,000	579,000

	591,000	591,000
Accumulated amortization	(389,000)	(360,000)

	$202,000	$231,000

Estimated future amortization of patent and trademark costs is as follows:

Year ending September 30,
2013	$30,000
2014	30,000
2015	30,000
2016	30,000
2017	30,000
thereafter	52,000

$202,000

10. Related party transactions

Related party liabilities consist of the following:

	September 30, 2012	September 30, 2011
Accentia Promissory Demand Note	$4,041,000	$—
Corps Real Note	2,292,000	2,292,000
Unamortized discount on Corps Real Note	(397,000)	(1,796,000)

	$5,936,000	$496,000

Accentia Promissory Demand Note:

As of September 30, 2012, Accentia has loaned the Company approximately $4.0 million (the “Accentia Promissory Demand Note”). The Accentia Promissory Demand Note is due upon demand and accrues interest at the prime rate (3.25% at September 30, 2012). The outstanding principal balance of the Accentia Promissory Demand Note consists of advances to the Company from Accentia in the form of cash loans, interest, payments directly to third parties on our behalf and allocated inter-company expenses. Included in this balance is approximately $0.2 million, representing the fair value of the common stock shares issued by Accentia in settlement of the claim filed by Clinstar, LLC against the Company in the Company’s Chapter 11 proceedings.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

10. Related party transactions (continued)

Corps Real Note:

On November 17, 2010, the Company issued a secured convertible promissory note (the “Corps Real Note”) in the approximate principal amount of $2.3 million to Corps Real, LLC (“Corps Real”). Corps Real and the majority owner of Corps Real, MRB&B, LLC, are both managed by Ronald E. Osman, a shareholder and a director of the Company. On November 17, 2010, Biovest issued a secured convertible promissory note (the “Biovest Corps Real Note”) in an original principal amount equal to $2,291,560 to Corps Real. The principal balance on the Biovest Corps Real Note, at September 30, 2012, was approximately $2.3 million.

On October 9, 2012, and under the terms of the Corps Real Note, Corps Real elected to loan to the Company an additional $0.7 million. As a result of the additional loan, the current outstanding principal balance under the Corps Real Note increased from approximately, $2.3 million to $3 million. The Corps Real Note is secured by a first priority lien on all of the Company’s assets. The Corps Real Note accrues interest and is payable on the outstanding principal amount of the Corps Real Note at a fixed rate of 16% per annum. On June 6, 2012, the Corps Real Note was amended to suspend and defer the Company’s monthly interest payments beginning June 1, 2012. Because Accentia is materially benefiting from Corps Real’s additional loan to the Company, on October 9, 2012, as an inducement for and in consideration of such additional loan, Accentia agreed to amend the expiration date of its Corps Real Warrant from June 13, 2016 to June 13, 2012, amend its security agreements with Corps Real and Pabeti, Inc., an affiliate of Corps Real (“Pabeti”) to include and cross-collateralize all Accentia’s collateral securing Accentia’s obligations to Corps Real and Pabeti and issue to Corps Real a new common stock purchase warrant to purchase 5,500,000 shares of Accentia’s common stock for an exercise price of $0.14 per share.

Because the Company was unable to pay the amount due under the Corps Real Note on November 17, 2012, an event of default occurred. Effective November 17, 2012, the Company entered into a standstill agreement with Corps Real pursuant to which (i) the maturity date of the Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted the Company a forbearance (until January 31, 2013) from its exercise of the rights and/or remedies available to its under the Corps Real Note. The standstill agreement allows the Company the time and opportunity to negotiate with Corps Real a potential restructuring of the Corps Real Note. If the Company defaults under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of the Company’s assets.

Effective December 3, 2012, the Company issued an additional secured promissory note to Corps Real, which provides the Company with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain the Company’s business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien of all the Company’s assets. Pursuant to the security agreement and the amended and restated subordination agreement issued by the Company under the Corps Real LOC, the Laurus/Valens Term A Notes and Term B Notes (described herein) are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

The Corps Real Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the Corps Real Note. The discount has been and will continue to be amortized to interest expense using the effective interest method over the original term of the note, represented by the two year period through November 17, 2012.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Long-term debt:

Long-term debt consists of the following:

	September 30, 2012	September 30, 2011
March 2014 Obligations	$2,833,000	$2,770,000
August 2012 Notes	—	1,049,000
Exit Financing ($1.216 million principal less $0.288 million discount)	928,000	118,000
Minnesota Promissory Notes	334,000	348,000
Laurus/Valens Term A Notes	23,467,000	23,467,000
Laurus/Valens Term B Notes	4,160,000	4,160,000

	31,722,000	31,912,000
Less: current maturities	(28,889,000)	(1,063,000)

	$2,833,000	$30,849,000

Future scheduled maturities of long-term debt are as follows:

Years ending September 30,
2013	$29,177,000
2014	2,833,000

Total maturities	32,010,000
Less unamortized discount	(288,000)

$31,722,000

March 2014 Obligations:

On November 17, 2010, the Company became obligated to pay certain of its unsecured creditors the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim, as well as an amendment to the amount owed on a separate, unsecured claim. As the allowed balance on March 2014 Obligations differed from the previously recorded estimate of amounts potentially due under the March 2014 Obligations, the Company recorded a $0.07 million gain on reorganization for the year ended September 30, 2012. The aggregate principal balance of the March 2014 Obligations, at September 30, 2012, was approximately $2.8 million.

August 2012 Notes:

On November 17, 2010, the Company became obligated to pay to certain of its unsecured creditors, in the aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed unsecured claim (including post-petition interest under the Plan at the rate of 3% per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “August 2012 Notes”), as well as 0.2 million shares of the Company’s common stock, using the Effective Date conversion rate of $1.66 per share. The August 2012 Notes matured on August 17, 2012 and accrued interest at 7% per annum. On each of the seven quarterly conversion dates beginning on February 17, 2011 and ending on August 17, 2012, the holders of the August 2012 Notes elected to convert on each of the conversion dates one-eighth of the balance due under August 2012 Notes plus accrued interest into shares of the Company’s common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 2,006,234 shares of the Company’s common stock and were paid in full satisfaction of the obligations.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Long-term debt (continued)

Exit Financing:

On October 19, 2010, the Company completed a financing (the “Exit Financing”) as part of the Plan. The Company issued (a) secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and (b) two separate types of warrants to purchase shares of the Company’s common stock to the holders of the Exchange Notes, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On November 17, 2010, the Initial Notes were exchanged for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, with interest accrued monthly, payable on the outstanding principal amount of the Exchange Notes at a fixed rate of 7% per annum. The Company has paid the Exchange Notes’ monthly interest in shares of the Company’s common stock. The holders of the Exchange Notes have the option to convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share. As of September 30, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to the Company’s common stock, resulting in the issuance to the Exchange Note holders of 6.9 million shares of the Company’s common stock. In the event that the average of the daily volume weighted average price of the Company’s common stock was at least 150% of the then-effective conversion price for any ten consecutive trading days, the Company, at its option, may upon written notice to the Buyers, convert the then outstanding balance of the Exchange Notes into shares of the Company’s common stock at the conversion price then in effect under the Exchange Notes. The aggregate principal balance of the Exchange Notes, at September 30, 2012, was approximately $1.2 million.

Because the Company was unable to pay the amounts due under the outstanding Exchange Notes on November 17, 2012, an event of default occurred. As a result of the Company’s default under the Exchange Notes, interest has begun accruing on those outstanding Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, the Company has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

On November 17, 2010, the Initial Series A Warrants were exchanged for new warrants up to an aggregate of 8,733,096 number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged for new warrants to purchase a like number of shares of the Company’s common stock (the “Series B Exchange Warrants”). On December 22, 2010, the Series B Exchange Warrants were exercised on a cashless basis and an aggregate of 1,075,622 shares of the Company’s common stock were issued to the Series B Exchange Warrant holders. The Series A Exchange Warrants have a right to purchase an aggregate of 8,733,096 shares of the Company’s common stock, have an exercise price of $1.20 per share and expire on November 17, 2017, and if the Company issues or sells any stock options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, the Series A Exchange Warrants holders have the right to substitute any of the applicable variable price formulations for the exercise price upon exercise of the warrants held.

The Exchange Notes and Series A Exchange Warrants contain conversion and adjustment features properly classified as derivative instruments required to be recorded at fair value (Note 13). The Exchange Notes have been recorded at a discount which have been and will continue to be amortized to interest expense through November 17, 2012.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Long-term debt (continued)

Minnesota Promissory Notes:

On May 6, 2011, the Company closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. The Company issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021 (collectively, the “Minnesota Promissory Notes”). The Minnesota Promissory Notes bear interest as follows (yielding an effective interest rate of 4.1%):

•	Months 1-60 at 2.5% interest

•	Months 61-80 at 5.0% interest

•	Months 81-100 at 7.0% interest

•	Months 101-120 at 9.0% interest

The Company may prepay the Minnesota Promissory Notes at any time prior to maturity without penalty. The entirety of the proceeds from the transaction in were used to fund capital improvements made to the Company’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota. Because the Company was unable to pay the amounts due under the Matured Obligations and pursuant to cross-default provisions contained in the Minnesota Promissory Notes, the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund may declare the Minnesota Promissory Notes to be in default as well. The Company has not been notified of an event of default by the Economic Development Authority for the City of Coon Rapids and/or the Minnesota Investment Fund. Due to the cross-default provisions contained in the notes, the aggregate principal balance due as of September 30, 2012 ($0.334 million) has been classified as a current liability on the September 30, 2012 balance sheet.

Laurus/Valens Term A and Term B Notes:

On November 17, 2010, the Company issued two notes – one in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”) in. The following are the material terms and conditions of the Term A Notes:

•	interest accrues at the rate of 8% per annum (with a 12% percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•	the Company may prepay the Term A Notes, without penalty, at any time.

On November 18, 2010, the Company prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing.

The following are the material terms and conditions of the Term B Notes:

•	due in one installment of principal and interest on November 17, 2013;

•	interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•	the Company may prepay the Term B Notes, without penalty, at any time.

The Term A Notes and the Term B Notes are secured by a lien on all of the Company’s assets, junior only to the lien granted to Corps Real and to certain permitted liens. The Term A Notes and the Term B Notes are guaranteed by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty (as amended) is secured by Accentia’s pledge of 20,115,818 shares of the Company’s common stock owned by Accentia.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Long-term debt (continued)

Laurus/Valens Term A and Term B Notes (continued):

Because the Company was unable to pay the amount due under the Term A Notes on November 17, 2012, an event of default occurred. Pursuant to cross-default provisions contained the Term B Notes, Laurus/Valens may declare the Term B Notes to be in default as well. Effective November 17, 2012, the Company entered into a standstill agreement with Laurus/Valens, pursuant to which (i) the maturity date of the Term A Notes was extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted the Company a forbearance (until January 31, 2013) from exercising their rights and/or remedies available to them under the Term A Notes and Term B Notes. The standstill agreement allows the Company the time and opportunity to negotiate with Laurus/Valens a potential restructuring of the Term A Notes and Term B Notes. If the Company defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. Accordingly, the aggregate principal balance of both the Term A and Term B Notes at September 30, 2012 (approximately $27.6 million) have been classified as current liabilities on the Company’s September 30, 2012 balance sheet.

Effective December 3, 2012 and pursuant to the Corps Real LOC, which provides a revolving line of credit in the principal amount of up to $1.5 million to the Company to be used to sustain the Company’s business operations, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

12. Accrued interest:

Interest accrued on the Company’s outstanding debt is as follows:

	September 30, 2012	September 30, 2011
Corps Real Note	$358,000	$141,000
Exit Financing	7,000	7,000
Laurus/Valens Term A Notes	3,518,000	1,636,00
Laurus/Valens Term B Notes	624,000	290,000
March 2014 Obligations	437,000	288,000
August 2012 Notes	—	9,000
Minnesota Promissory Notes	1,000	1,000

Total accrued interest	$4,945,000	$2,372,000

Current	$4,508,000	$42,000
Non-Current	$437,000	$2,330,000

The current portion of accrued interest has been recorded in current accrued liabilities on the accompanying consolidated balance sheets.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

13. Derivative liabilities

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding common stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The following table discloses the fair value of the Company’s derivative liabilities and their location in the consolidated balance sheets as of September 30, 2012 and 2011. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	September 30, 2012		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants	Derivative Liabilities	$857,000	Derivative Liabilities	$1,998,000
Conversion option on Convertible Note Financing	N/A	—	Derivative Liabilities	1,000
Shares due per compromise order	N/A	—	Derivative Liabilities	118,000

Total derivatives not designated as hedging instruments		$857,000		$2,117,000

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2012				September 30, 2011
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$857,000	$—	$857,000	$—	$2,117,000	$—	$2,117,000

14. Liabilities subject to compromise

As of September 30, 2012, the Company did not have any disputed March 14, 2014 Obligations. As of September 30, 2011, some of the Company’s March 14, 2014 Obligations remained in dispute. A reserve in the amount of $0.444 million had been established representing the Company’s estimate as to the eventual allowed amount of the aggregate claims.

During the quarter ended December 31, 2011, the Company settled a pre-petition claim. The claimant, Spruce, LLC had filed a proof of claim in the approximate amount of $0.135 million. The claim was modified to $0.06 million and is payable pursuant to our March 2014 Obligations. This resulted in a $0.06 million gain on reorganization recorded on the Company’s statement of operations for the year ended September 30, 2012.

On February 1, 2012, the Company settled the last of its pre-petition claims. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million, one against the Company, in its Chapter 11 proceeding and another against the Company’s majority shareholder, Accentia, in Accentia’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against the Company was denied, and Clinstar’s claim against Accentia was allowed, resulting in Accentia’s issuance of 283,186 shares of Accentia common stock in full satisfaction of the claim. The Company has recorded the settlement of this claim in the accompanying consolidated financial statements, resulting in a $0.16 million gain on reorganization for the year ending September 30, 2012, and an increase of $0.15 million to the balance of the Accentia promissory demand note (Note 10), representing the Company’s intent to reimburse Accentia for the fair value of the shares Accentia issued to settle the claim.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

15. Stockholders’ equity

Preferred stock:

The Company has authorized 50 million shares of preferred stock. As of the years ended September 30, 2012 and 2011, no preferred shares were issued or outstanding.

Common stock:

The Company has authorized 500 million shares of common stock. Each share of common stock carries equal voting rights, dividend preferences, and a par value of $0.01 per share.

For the year ended September 30, 2012, the Company issued the following:

•

1,689,250 shares of the Company’s common stock to various creditors of the Company pursuant to the Plan confirmed on November 17, 2010. Details on the Plan and the resulting common stock shares issued can be found in Notes 3, 10 and 11 above.

•	771,183 shares of the Company’s common stock upon the exercise of warrants issued to certain holders of the Company’s common stock purchase warrants.

•

10,000 shares of the Company’s common stock to one of the Company’s employees, upon the exercise of her incentive stock option award previously granted to her under the Company’s Amended and Restated 2006 Equity Incentive Plan.

For the year ended September 30, 2011, the Company issued the following:

•

45,660,677 shares of the Company’s common stock to various creditors of the Company pursuant to the Plan confirmed on November 17, 2010. Details on the Plan and the resulting common stock shares issued can be found in Notes 3, 10 and 11 above.

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

16. Common stock options and warrants

Stock Option Plans:

The Company provides for three option plans, the 2000 Stock Option Plan was approved and made effective by the Company’s shareholders and Board of Directors (the “Board”) on July 19, 2000 (the “2000 Plan”); the Amended and Restated 2006 Equity Incentive Plan was approved by the Board on November 2, 2006, and by the written consent of holders of a majority of the Company’s shares of common stock on October 4, 2007 (the “2006 Plan”); and the 2010 Equity Incentive Plan was approved by the Board on November 10, 2010, and by holders of the majority of the Company’s shares of common stock on January 18, 2011 (the “2010 Plan”). The 2000 Plan, 2006 Plan and 2010 Plan are collectively, the “Stock Option Plans”. The purposes of the Stock Option Plans are to create incentives designed to motivate employees to significantly contribute toward the Company’s growth and profitability, to provide the Company’s executives, directors, employees, and persons who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain persons of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

16. Common stock options and warrants (continued)

Stock Option Plans (continued):

The Stock Option Plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code. The options issued pursuant to the Stock Option Plans cannot have a term greater than ten years and the Company may, at any time, amend or modify the Stock Option Plans without limitation. The options granted under the Stock Option Plans vest over periods established in the stock option agreement.

The 2000 Plan, as amended, provides for the issuance of 7.0 million shares of common stock. As of September 30, 2012, there were no options available for issuance under the 2000 Plan.

The 2006 Plan provides for the issuance of 20.0 million shares of common stock. As of September 30, 2012, there were no options available for issuance under the 2006 Plan.

The 2010 Plan provides the issuance of 10.0 million shares of common stock. As of September 30, 2012, there were 110,141 options available for issuance under the 2010 Plan.

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

Stock option activity for the years ended September 30, 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 1, 2010	26,812,486	$0.57	7.64	$0.33	$17,409,103
Exercisable at October 1, 2010	6,599,153	$0.76	4.42	$0.31	$3,045,586
Granted	1,330,000	0.89
Exercised	(100,000)	0.06
Cancelled	(960,600)	1.26
Outstanding at September 30, 2011	27,081,886	0.56	7.41	$0.37	$2,273,550
Exercisable at September 30, 2011	25,656,886	0.54	7.32	$0.34	$2,272,550
Granted	9,507,122	0.44
Exercised	(10,000)	0.06
Cancelled	(114,449)	1.11
Outstanding at September 30, 2012	36,464,559	$0.53	6.86	$0.35	$1,314,688
Exercisable at September 30, 2012	34,042,298	$0.52	6.80	$0.34	$1,126,892

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

16. Common stock options and warrants (continued)

Stock Option Plans (continued):

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

The following assumptions were used to determine the fair value of the stock option grants:

Years Ended September 30,
	2012	2011
Expected volatility	61% - 88%	82% - 92%
Expected life	2.5 to 5.3 years	4.0 to 6.0 years
Risk-free interest rates	0.33% - 1.04%	1.13% - 2.90%
Dividend yields	none	none

On March 30, 2012, the Company issued of approximately 5.8 million stock options to employees and directors of the Company under the terms of the 2010 Plan (the “March 2012 Options”). The March 2012 Options vested immediately and have an exercise price of $0.57 per share; as a result, approximately $2.3 million was charged to operating expense for the quarter ended March 31, 2012.

On May 14, 2012, the Company issued 0.7 million stock options to certain employees of the Company under the terms of the 2010 Plan (the “May 2012 Options”). The May 2012 Options, will vest upon those certain employees’ achievements with respect to the submission of an application for the marketing approval of BiovaxID™ and have an exercise price of $0.41 per share. The fair value of the May 2012 Options at grant date (approximately $0.2 million) will be charged to operating expense over the 8 month period ending December 31, 2012, the anticipated vesting date of all these option grants.

On August 24, 2012, the Company issued approximately 2.9 million stock options to employees of the Company under the terms of the 2010 Plan (the “August 2012 Options”). Approximately 2.3 million options have vested for the period ended September 30, 2012, the remaining 0.6 million will vest over the period ended December 21, 2012.

The following tables summarize information for options outstanding and exercisable at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price	Number Exercisable	Weighted Ave Remaining Contractual Life	Weighted Ave Exercise Price
$ 0.01-0.25	9,070,582	5.93	$0.10	8,459,154	6.00	$0.09
0.26-0.50	2,572,000	4.32	0.47	1,728,667	1.78	0.49
0.51-0.75	22,796,977	7.52	0.65	22,696,977	7.53	0.65
0.76-1.00	1,150,000	8.26	0.92	287,500	8.26	0.92
1.01-1.25	660,000	4.05	1.13	660,000	4.05	1.13
$ 1.26-1.50	215,000	7.76	1.42	210,000	7.75	1.42

	36,464,559	6.86	$0. 53	34,042,298	6.80	$0.52

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

16. Common stock options and warrants (continued)

Stock Option Plans (continued):

The Company recognized $2.6 million and $7.5 million in total stock-based compensation expense for the years ended September 30, 2012 and 2011, respectively. A summary of the status of the Company’s non-vested employee stock options as of September 30, 2012, and changes during the two years then ended is presented below:

Non-vested Options	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at September 30, 2010	20,213,333	$0.34
Granted	1,330,000	0.85
Vested	(20,118,333)	0.34
Cancelled	—	—
Non-vested at September 30, 2011	1,425,000	$0.81
Granted	9,507,122	0.25
Vested	(8,509,861)	0.32
Cancelled	—	—
Non-vested at September 30, 2012	2,422,261	$0.46

As of September 30, 2012, there was $0.08 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately two years.

Stock warrants issued, exercised and outstanding as of September 30, 2012 and 2011 are summarized as follows:

	Weighted Ave
Warrants	Shares	Exercise Price
Outstanding at September 30, 2010	31,220,405	$0.35
Exercisable at September 30, 2010	30,620,405	0.33
Issued	11,276,990	1.10
Exercised	(1,076,930)	0.01
Cancelled	(14,453,650)	0.04
Outstanding at September 30, 2011	26,966,815	0.84
Exercisable at September 30, 2011	26,666,815	0.84
Issued	—	—
Exercised	(1,865,907)	0.32
Cancelled	(213,735)	1.05
Outstanding at September 30, 2012	24,887,173	0.87
Exercisable at September 30, 2012	24,887,173	$0.87

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

17. Segment information

The Company operates in three identifiable industry segments. The Company’s Cell Culture Products and Services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment is focused on developing BiovaxID™ and has received a federal grant in the amount of approximately $0.244 million under the Qualified Therapeutic Discovery Project, as described earlier. For the year ended September 30, 2012, the Company recognized $0.1 million as a result of a sharing agreement involving the data from the Company’s BiovaxID Phase 3 clinical trial. The Company has met all obligations required under the data sharing agreement and does not anticipate earning any further revenue under the agreement.

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Goodwill was $2.1 million for the years ended September 30, 2012 and 2011, and has not been allocated to the segments listed below. Segment information is as follows:

	Year ended September 30, 2012
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$2,947,000	$100,000	$3,047,000
Services	839,000	—	—	839,000

Total Revenues	839,000	2,947,000	100,000	3,886,000

Costs and Expenses:
Cost of revenue	(896,000)	(1,874,000)	—	(2,770,000)
Research and development	—	(157,000)	(3,982,000)	(4,139,000)

Operating income/(loss) including segment identifiable expenses	$(57,000)	$916,000	$(3,882,000)	(3,023,000)
General and administrative expense				(4,779,000)
Other income/(expense), net				(3,950,000)

Net loss before income taxes				(11,752,000)
Income taxes				—

Net loss				$(11,752,000)

	Year ended September 30, 2011
	Cell Culture Services	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$—	$2,365,000	$—	$2,365,000
Services	1,272,000	—	—	1,272,000
Qualified Therapeutic Project Grant	—	—	244,000	244,000

Total Revenues	1,272,000	2,365,000	244,000	3,881,000

Costs and Expenses:
Cost of revenue	(964,000)	(1,529,000)	—	(2,493,000)
Research and development	—	—	(1,799,000)	(1,799,000)

Operating income/(loss) including segment identifiable expenses	$308,000	$836,000	$(1,555,000)	(411,000)
General and administrative expense				(10,172,000)
Other income/(expense), net				(4,701,000)

Net loss before income taxes				(15,284,000)
Income taxes				—

Net loss				$(15,284,000)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

18. Income taxes

The significant income components of the Company’s net deferred total are as follows:

	Year Ending September 30,
	2012	2011
Loss on restructure of related party agreement	$—	$2,519,000
Related party financing cost	—	468,000
Loss on modification of debt	—	2,424,000
Loss on impairment	—	1,433,000
Basis difference in fixed assets	299,000	724,000
Stock option compensation	2,940,000	2,429,000
Net operating loss carryover	37,466,000	35,579,000
Loss on derivative liabilities	372,000	804,000
Interest due on outstanding debt	1,877,000	898,000
Other	268,000	232,000

Total deferred tax asset	43,222,000	47,510,000

Less: valuation allowance	(43,222,000)	(47,510,000)

Net deferred tax asset	$—	$—

The components of the provision (benefit) for income taxes consist of the following:

	Year Ending September 30,
	2012	2011
Deferred tax
Deferred	$4,288,000	$(5,696,000)
(Decrease)/Increase in valuation allowance	(4,288,000)	5,696,000

Total provision (benefit) for income taxes	$—	$—

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

The Company has a federal net operating loss (“NOLs”) of approximately $98.7 million as of September 30, 2012 (expiring beginning in 2020). Under Sections 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOL and other deductions which are available to the Company. The portion of the NOLs incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOLs are limited to approximately $0.2 million per year. NOLs incurred after June 17, 2003 may also subject to restriction.

At the time that the Company was acquired by Accentia, it had significant NOLs. Due to severe limitations of these NOLs and the fact that a significant portion of NOLs could never be utilized, the Company made and an election under IRS regulation 1.1502-22P32(b)(4) to waive most of the losses. The Company waived approximately $29 million of NOLs while retaining $3.4 million.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

18. Income taxes (continued)

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Year Ending September 30,
	2012	2011
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Permanent items	(6)%	(6)%
Reorganization items	—	7%
Effect of valuation allowance	44%	37%

Net actual effective rate	—%	—%

19. Employee benefit plan

The Accentia 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004, as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the Employee Benefit Plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board. For the years ended September 30, 2012 and 2011, the Company made no employer contributions to the Employee Benefit Plan.

20. Commitments and contingencies

Legal proceedings:

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization. On November 2, 2010, the in the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing the Company’s Chapter 11 proceeding.

Whitebox Entities:

On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding principal and interest owed to them (the “Whitebox Litigation”).

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

20. Commitments and contingencies (continued)

Legal proceedings (continued):

Matured Obligations:

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Company’s Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. With the exception of the Whitebox Litigation, the Company has not been notified of an event of default by the other holders of the outstanding Exchanges Notes. Pursuant to cross-default provisions contained in certain of the Company’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. The Company has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, the Company entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows the Company the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If the Company defaults under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If the Company defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of the Company’s outstanding debt, may negatively affect Accentia’s ownership interest in the Company and cause Accentia’s potential deconsolidation/loss of control in the Company.

Other proceedings:

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any other, threatened legal proceedings that could cause a material adverse impact on the Company’s business, assets, or results of operations. Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Facility leases:

The Company leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which the Company uses for offices, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID™, the production of the Company’s perfusion cell culture equipment, and the Company’s contract cell culture services. The lease expires on December 31, 2020. The Company has the right to extend the term of the lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term or market rates in effect at the end of the ten year initial lease term. The lease contains provisions regarding a strategic collaboration whereby, the landlord agreed to construct certain capital improvements to the leased premises to allow the Company to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required. The $1.5 million in improvements were completed in September 2011. The landlord (in conjunction with the City of Coon Rapids and the State of Minnesota) agreed to fund and amortize the capital improvements to the leased premises Total rent payments for years 1-5 under the lease will be $0.4 million per year. Total rent payments for years 6-10 under the lease will be $0.5 million per year.

The Company also shares office space with Accentia and utilizes the space as the Company’s principal executive and administrative offices. Accentia leases approximately 7,400 square feet of office space in Tampa, Florida. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2013. The Company anticipates that as its development of its product candidates advances and as the Company prepares for the future commercialization of its products, its facilities requirements will continue to change on an ongoing basis.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

20. Commitments and contingencies (continued)

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive cooperative research and development agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the Company’s Phase 3 clinical trial. Since the transfer to the Company of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2012.

Stanford University Agreement:

In September 2004, the Company entered into an agreement, and amended on September 6, 2012, (collectively, the “Stanford Agreement”) with Stanford University (“Stanford”). The Stanford Agreement provides the Company with worldwide rights to use two proprietary hybridoma cell lines, which are used in the production of the BiovaxID™ through 2025. Under the Stanford Agreement, the Company is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that the Company pays Stanford $0.1 million within one year following FDA approval of BiovaxID™. Following FDA approval until September 17, 2019, Stanford will receive a royalty of the greater of $50 per patient or 0.05%, after September 18, 2019, Stanford will receive a royalty of the greater of $85 per patient or 0.10% of the amount received by the Company for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Stanford Agreement obligates the Company to, diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate the Stanford Agreement at any time upon 30 days prior written notice, and Stanford can terminate the Stanford Agreement upon a breach of the agreement by the Company that remains uncured for 30 days after written notice of the breach from Stanford.

Royalty Agreements:

The aggregate royalty obligation on BiovaxID™ and the Company’s other biologic products is 6.30%.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

21. Subsequent events

Corps Real, LLC:

Effective December 3, 2012, the Company issued an additional secured promissory note to Corps Real, which provides the Company with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”). The advances under the Corps Real LOC can only be used to sustain Biovest’s business operations. The Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Corps Real LOC. The Corps Real LOC is secured by a first priority lien of all the Company’s assets. Pursuant to the security agreement and the amended and restated subordination agreement issued by the Company under the Corps Real LOC, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

On October 9, 2012, and under the terms of the Corps Real Note, Corps Real elected to loan to the Company an additional $0.7 million. As a result of the additional loan, the current outstanding principal balance under the Corps Real Note increased from approximately, $2.3 million to $3 million. Because Accentia is materially benefiting from Corps Real’s additional loan to the Company under the Corps Real Note, as an inducement for and in consideration of such additional loan, on October 9, 2012, Accentia agreed to amend the expiration date of the Accentia’s Corps Real common stock purchase warrant from June 13, 2016 to June 13, 2020, amend Accentia’s Corps Real security agreement to include all Accentia’s collateral securing its obligations to Pabeti, Inc. (“Pabeti”) under Accentia’s Pabeti security agreement, amend the Accentia’s Pabeti security agreement to include all Accentia’s collateral securing its obligations to Corps Real under Accentia’s Corps Real security agreement, and Accentia issued to Corps Real a new common stock purchase warrant to purchase 5,500,000 shares of Accentia common stock for an exercise price of $0.14 per share, which is immediately exercisable and expires on October 9, 2020.

Matured Debt Obligations:

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”). Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of the Company’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum.

On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, the Company has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of the Company’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. The Company has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, the Company entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows the Company the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes. If the Company defaults under the Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets. If the Company defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of the Company’s outstanding debt, may negatively affect Accentia’s ownership interest in the Company and cause Accentia’s potential deconsolidation/loss of control in the Company.