Form 10-Q
period 2012-12-31
BIOVEST INTERNATIONAL INC
filed 2013-02-15
CIK 704384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of January 31, 2013, there were 146,510,818 shares of the registrant’s common stock outstanding.

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

INDEX
BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$353,000	$72,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at December 31, 2012 and September 30, 2012	200,000	221,000
Costs and estimated earnings in excess of billings on uncompleted contracts	30,000	28,000
Inventories	402,000	400,000
Prepaid expenses and other current assets	169,000	152,000
Total current assets	1,154,000	873,000
Property and equipment, net	900,000	935,000
Patents and trademarks, net	194,000	202,000
Goodwill	2,131,000	2,131,000
Other assets	578,000	598,000
Total assets	$4,957,000	$4,739,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$912,000	$736,000
Accrued liabilities	6,137,000	5,069,000
Customer deposits	4,000	—
Billing in excess of costs and estimated earnings	14,000	—
Derivative liabilities	211,000	857,000
Notes payable, related party	8,419,000	5,936,000
Current maturities of long term debt	29,174,000	28,889,000
Total current liabilities	44,871,000	41,487,000

Long term debt, less current maturities	2,833,000	2,833,000
Accrued interest	473,000	437,000
Other	73,000	98,000
Total liabilities	48,250,000	44,855,000
Commitments and contingencies (Note 13)	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 146,510,818 and 146,436,893 issued and outstanding at December 31, 2012 and September 30, 2012	1,465,000	1,464,000
Additional paid-in capital	131,395,000	131,307,000
Accumulated deficit	(176,153,000)	(172,887,00)
Total stockholders’ deficit	(43,293,000)	(40,116,000)
Total liabilities and stockholders’ deficit	$4,957,000	$4,739,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Revenue:
Products	$410,000	$846,000
Services	139,000	217,000
Total revenue	549,000	1,063,000

Operating costs and expenses:
Cost of revenue:
Products	373,000	431,000
Services	208,000	208,000
Research and development expense	722,000	774,000
General and administrative expense	669,000	627,000
Total operating costs and expenses	1,972,000	2,040,000
Loss from operations	(1,423,000)	(977,000)

Other income (expense):
Interest expense, net	(2,487,000)	(1,045,000)
Gain on derivative liabilities	645,000	340,000
Other (expense), net	(1,000)	(2,000)
Total other expense	(1,843,000)	(707,000)
Loss before reorganization items	(3,266,000)	(1,684,000)
Reorganization items:
Gain on reorganization	—	222,000
Professional fees	—	(18,000)
Total reorganization items	—	204,000
Net loss	$(3,266,000)	$(1,480,000)

Loss per common share:
Basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	146,495,560	144,169,225

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED DECEMBER 31, 2012
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balances October 1, 2012	146,436,893	$1,464,000	$131,307,000	$(172,887,000)	$(40,116,000)
Issuance of common shares for interest on outstanding debt	73,925	1,000	15,000	—	16,000
Employee share-based compensation	—	—	73,000	—	73,000
Net loss	—	—	—	(3,266,000)	(3,266,000)
Balances December 31, 2012	146,510,818	$1,465,000	$131,395,000	$(176,153,000)	$(43,293,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,266,000)	$(1,480,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	40,000	29,000
Amortization of patents	7,000	7,000
Employee share-based compensation	73,000	72,000
Amortization of discount on notes payable	1,565,000	279,000
Amortization of deferred loan costs	9,000	30,000
Shares issued for interest on outstanding debt	1,000	2,000
Gain on derivative liabilities	(645,000)	(340,000)
Changes in cash resulting from changes in:
Operating assets	13,000	(122,000)
Operating liabilities	1,344,000	845,000
Net cash flows from operating activities before reorganization items	(859,000)	(678,000)

Reorganization items:
Gain on reorganization plan	—	(222,000)
Net change in cash flows from reorganization items	—	(222,000)
Net cash flows from operating activities	(859,000)	(900,000)
Cash flows from investing activities:
Acquisition of furniture, equipment and leasehold improvements	(5,000)	(94,000)
Net cash flows from investing activities	(5,000)	(94,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(26,000)	(3,000)
Proceeds from notes payable and long-term debt	1,585,000	—
(Payments to)/advances from related party	(414,000)	866,000
Proceeds from equipment financing	—	77,000
Net cash flows from financing activities	1,145,000	940,000

Net change in cash	(281,000)	(54,000)
Cash at beginning of period	72,000	201,000
Cash at end of period	$353,000	$147,000

Supplemental disclosure of cash flow information:
Non-cash financing and investing transactions:
Issuance of shares for payment of interest on outstanding debt	$16,000	$25,000
Issuance of shares to settle pre-petition claims	—	298,000
Increase in March 2014 Obligations	—	63,000
Cash paid for interest during period	$2,000	$60,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

1. Description of the company:

Overview:

Biovest International, Inc.’s (the “Company” or “Biovest”) is a biotechnology company focused on: the continued development and future commercialization of BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and its other instruments and disposables; and the commercial sale and production of cell culture products and related services.  Biovest was incorporated in Minnesota in 1981, under the name Endotronics, Inc.  In 1993, the Company’s corporate name was changed to Cellex Biosciences, Inc. In 2001, the Company changed its corporate name to Biovest International, Inc. and changed its state of incorporation from Minnesota to Delaware.

As a result of Biovest’s collaboration with the National Cancer Institute (“NCI”), Biovest is developing BiovaxID, a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer, specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell blood cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under the Company’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in patients with MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID.  The Company believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

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

To support the Company’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, the Company developed and commercialized a fully automated cell culture instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID.  Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable. The Company plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID.  The Company believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically.   AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. The Company is collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and the Company’s related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

1. Description of the company (continued)

Corporate Overview:

In April 2003, the Company entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”).  As a result of this agreement, in June 2003, the Company became a subsidiary of Accentia through the sale of shares of the Company’s authorized but unissued common and preferred stock representing approximately 81% of the Company’s equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, the Company continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company files periodic and other reports with the Securities and Exchange Commission (“SEC”).  As of December 31, 2012, Accentia owned approximately 59% of the Company’s outstanding common stock.

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

On November 17, 2012, an aggregate of approximately $27.7 million in principal, became due under the Corps Real Note, Laurus/Valens Term A Notes, and the Exchange Notes issued to the holders under the Exit Financing (collectively, the “Matured Obligations”) (see Notes 7 and 8).  Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, the Company filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  The Company has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, the Company has accrued interest on the Exchange Notes at a default rate of 15% per annum.

Pursuant to cross-default provisions contained in the Laurus/Valens Term B Notes and the Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  The Company has not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, the Company, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted the Company a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes.  Although the standstill agreement has expired, the Company, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of the Company’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. The Company has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

The outcome of the continuing negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of the Company’s outstanding debt instruments, may negatively affect Accentia’s ownership interest in the Company and cause Accentia’s potential deconsolidation/loss of control in the Company.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

 2. Significant accounting policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the SEC for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance the U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements.

Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Pursuant to the Plan, holders of existing voting shares of the Company’s common stock immediately before the Plan confirmation received more than 50% of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing the Company’s Chapter 11 proceedings.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

2. Significant accounting policies (continued):

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the three months ended December 31, 2012, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

2. Significant accounting policies (continued):

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, equipment rental and maintenance, professional fees, outsourced consulting services, travel expenses associated with the Company’s regulatory strategy, the cost of laboratory supplies, and certain other indirect cost allocations that are directly related to research and development activities to (a) assist the Company in its analyses of the data obtained from the Company’s clinical trials and (b) update the Company’s manufacturing facility to facilitate its compliance with various regulatory validations and comparability requirements related to the Company’s manufacturing process and its facility, as the Company continues its advancement toward seeking marketing/regulatory approval from the EMA, Health Canada, the FDA and other foreign regulatory agencies.

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

Recent accounting pronouncements:

In September 2011, the FASB issued Accounting Standards Updates (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.  The Company adopted ASU 2011-08 beginning October 1, 2012 and was adopted during the three months ended December 31, 2012.  It did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance.  The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test.  ASU 2012-02 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted.  The Company adopted ASU 2012-02 beginning October 1, 2012 and was adopted during the three months ended December 31, 2012.  It did not have a material impact on the Company’s condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

3. Liquidity:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, as of December 31, 2012 the Company had an accumulated deficit of approximately $176.2 million and working capital deficit of approximately $43.7 million. Cash and cash equivalents, at December 31, 2012, were approximately $0.4 million. The Company’s independent auditors issued a “going concern” uncertainty report on the consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Corps Real LOC:

Effective December 3, 2012, the Company issued a secured promissory note to Corps Real, which provides the Company with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”).  The advances under the Corps Real LOC are to be used only to sustain the Company’s business operations.  The Corps Real LOC accrues interest at the rate of 16% per annum with all interest due at maturity of the Corps Real LOC on December 3, 2013.  The Corps Real LOC is secured by a first priority lien of all the Company’s assets.  Laurus/Valens has agreed to subordinate the Term A Notes and Term B Notes in right of payment and priority, to the payment in full of the Corps Real LOC.  As of December 31, 2012, Corps Real has advanced approximately $0.89 million under the Corps Real LOC.

Outstanding Indebtedness as of December 31, 2012:

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing	$1,216	15.0%	On demand	8,733,096	$1.20	11/17/2017
Corps Real Note	2,292	16.0%	01/31/2013	—	—	—
Corps Real LOC	885	16.0%	12/03/2013	—	—	—
Laurus/Valens Term A Notes	23,467	8.0%	01/31/2013	—	—	—
Laurus/Valens Term B Notes	4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations	2,833	5.0%	03/17/2014	—	—	—
Accentia Promissory Demand Note	4,542	3.3%	On demand	—	—	—
Minnesota Promissory Notes	$331	4.1%	05/01/2021	—	—	—

 * See additional notes below for additional and subsequent event information on the outstanding debt listed in the table above.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under the Corps Real Note, Laurus/Valens Term A Notes, and the Exchange Notes issued to the holders under the Exit Financing (collectively, the “Matured Obligations”).  Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, the Company filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  The Company has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, the Company has accrued interest on the Exchange Notes at rate of 15% per annum.

Pursuant to cross-default provisions contained in the Laurus/Valens Term B Notes and the Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  The Company has not been notified of an event of default by any of the holders of the notes.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

3. Liquidity (continued):

On November 17, 2012, the Company, Corps Real, and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted the Company a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes.  Although the standstill agreement has expired, the Company, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of the Company’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. The Company has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

The outcome of the continuing negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of the Company’s outstanding debt, may negatively affect Accentia’s ownership interest in the Company and cause Accentia’s potential deconsolidation/loss of control in the Company.

Additional expected financing activity:

It is the Company’s intention to meet its cash requirements through proceeds from its instrument and disposables and cell culture products and service manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations, partnering, and licensing. As of December 31, 2012, the Company has approximately $0.6 million available under the Corps Real LOC and has drawn down these funds to fund the Company’s operations during 2013.  The Company’s ability to continue present operations, to continue its detailed analyses of BiovaxID™’s clinical trial results, to meet the Company’s debt obligations as they mature (discussed below), to pursue ongoing development and commercialization of BiovaxID and AutovaxID®, including potentially seeking regulatory/marketing approval with national and international regulatory agencies, is dependent upon the Company’s ability to obtain additional significant external funding in the immediate term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s product candidates. The Company is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

The Company’s liquid assets and cash flow are not sufficient to fully repay the principal owed under its outstanding debt instruments.  Further, the Company cannot assure its shareholders that the Company can extend or restructure the Matured Obligations.  The Company has not established access to additional capital or debt to repay the Matured Obligations.  Further, the Company cannot assure its shareholders that the Company will be able to obtain needed funding to repay or restructure the Matured Obligations.

If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under the Company’s secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder, cease making further loans, and/or institute foreclosure proceedings or other actions against the Company’s assets. Under such circumstances, the Company could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of the Company’s debt instruments could also result in an event of default under one or more of the Company’s other debt instruments. The Company may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations and its other debt instruments.  This would have a material adverse impact on the Company’s liquidity, financial position and results of operations.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

4. Accounts Receivable, concentrations of credit risk and major customers:

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable.

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the current allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.

Major customer information is as follows:

•	Two customers accounted for 46% of revenues for the three months ended December 31, 2012.

•	Three customers accounted for 55% of revenues for the three months ended December 31, 2011.

•	Four customers accounted for 71% of trade accounts receivable as of December 31, 2012.

A significant amount of the Company’s revenue has been derived from export sales. The Company’s export sales were 52% and 34% of revenues for the three months ended December 31, 2012 and 2011, respectively. For the three months ended December 31, 2012 and 2011, sales to customers in the United Kingdom accounted for 28% and 27% of total revenue, respectively. Sales to Canadian customers accounted for 22% of revenues for the three months ended December 31, 2012 and were minimal for the three months ended December 31, 2011.

5. Inventories:

Inventories consist of the following:

	December 31, 2012 (Unaudited)	September 30, 2012
Raw materials	$351,000	$320,000
Work-in-process	8,000	—
Finished goods	43,000	80,000
	$402,000	$400,000

6. Minnesota facility lease:

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

The lease contains provisions regarding a strategic collaboration whereby, the landlord agreed to construct certain capital improvements in the amount of $1.5 million to the leased premises to allow the Company to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID™ and for potential future expansion to the facility to permit additional BiovaxID production capacity when required.  These improvements were completed in September 2011 and were financed by the Company through a combination of cash on hand (approximately $0.175 million), the Minnesota Promissory Notes (in the aggregate amount of $0.353 million) (see Note 8), and an increase to the base rent charged in order to recoup the costs of construction incurred by the landlord (approximately, $1.0 million) over the initial ten year term of the lease.  As a result of these transactions, the Company recorded an asset for the fair value of the common stock purchase warrant issued to the landlord (approximately, $0.825 million), and leasehold improvements in the amount of $0.55 million. These costs will be amortized over the initial ten year term of the lease.  The respective carrying values of these assets are $0.660 million and $0.464 million as of December 31, 2012.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

7. Related party transactions:

Notes payable, related party consists of the following:

	December 31, 2011 (Unaudited)	September 30, 2012
Corps Real Note	2,992,000	2,292,000
Unamortized discount on Corps Real Note	—	(397,000)
Accentia Promissory Demand Note	$4,542,000	$4,041,000
Corps Real LOC	885,000	—
	$8,419,000	$5,396,000

Corps Real LOC

Effective December 3, 2012, the Company issued a secured promissory note to Corps Real, which provides the Company with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”).  The advances under the Corps Real LOC are to be used only to sustain the Company’s business operations.  The Corps Real LOC accrues interest at the rate of 16% per annum with all interest due at maturity on December 3, 2013.  The Corps Real LOC is secured by a first priority lien of all the Company’s assets.  Laurus/Valens has agreed to subordinate the Term A Notes and Term B Notes in right of payment and priority, to the payment in full of the Corps Real LOC.  As of December 31, 2012, Corps Real has advanced approximately $0.89 million under the Corps Real LOC.

Corps Real Note:

On November 17, 2010, the Company issued a secured convertible promissory note (as amended) (the “Corps Real Note”) in an original principal amount of $2.3 million to Corps Real, LLC (“Corps Real”). Corps Real is an affiliate of Ronald E. Osman.  Corps Real is a shareholder and senior secured lender of the Company and a shareholder and the secured lender to Accentia. Corps Real and the majority owner of Corps Real, MRB&B, LLC, are both managed by Mr. Osman.  Mr. Osman is a shareholder and director of the Company and a shareholder of Accentia. The Corps Real Note accrues interest and is payable on the outstanding principal amount of the Corps Real Note at a fixed rate of 16% per annum due at maturity.  On October 9, 2012, and under the terms of the Corps Real Note, Corps Real elected to loan to the Company an additional $0.7 million.  As a result of the additional loan, the outstanding principal balance under the Corps Real Note increased from approximately, $2.3 million to $3.0 million.  The Corps Real Note is secured by a first priority lien on all of the Company’s assets.

Because the Company was unable to pay the amount due under the Corps Real Note on November 17, 2012, an event of default occurred.  On November 17, 2012, the Company and Corps Real entered into a standstill agreement, whereby (i) the maturity date of the Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted the Company a forbearance until January 31, 2013 from exercising its rights and/or remedies available to it under the Corps Real Note.  Although the standstill agreement has expired, the Company and Corps Real are continuing to negotiate a potential restructuring of the Corps Real Note.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of the Company’s assets. The Company has not been notified of an event of default by Corps Real.

The Corps Real Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the Corps Real Note. The discount has been amortized to interest expense using the effective interest method over the original term of the note, represented by the two year period ending November 17, 2012.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

7. Related party transactions (continued):

Accentia Promissory Demand Note:

As of December 31, 2012, Accentia has loaned the Company approximately $4.5 million (the “Accentia Promissory Demand Note”).    The Accentia Promissory Demand Note is due upon demand and accrues interest at the prime rate (3.25% at December 31, 2012).  On October 9, 2012, as consideration for an additional $0.7 million loaned to the Company under the terms of the Corps Real Note, Accentia agreed: (a) to amend the expiration date of its June 13, 2011 common stock purchase warrant issued to Corps Real, LLC from June 13, 2016 to June 13, 2021; (b) to amend its security agreements with Corps Real, LLC and Pabeti, Inc. to include and cross-collateralize all of Accentia’s collateral securing Accentia’s obligations to Corps Real, LLC and Pabeti, Inc.; and (c) to issue to Corps Real a new common stock purchase warrant to purchase 5.5 million shares of Accentia’s common stock for an exercise price of $0.14 per share.  As a result of the modification to the existing Accentia warrant, as well and the issuance of the new Accentia warrant, a total of $0.9 million was added to the outstanding principal balance of the Accentia Promissory Demand Note in October 2012.  This $0.9 million was recorded as a discount to the Corps Real Note and amortized to interest expense through the original term of the note (November 17, 2012).

The remaining outstanding principal balance of the Accentia Promissory Demand Note consists of advances to the Company from Accentia in the form of cash loans, interest, payments directly to third parties on the Company’s behalf and allocated inter-company expenses.

8. Long-term debt:

Long-term debt consists of the following:

	December 31, 2012 (Unaudited)	September 30, 2012
March 2014 Obligations	$2,833,000	$2,833,000
Exit Financing, net of discount of zero and $0.288 million at December 31, 2012 and September 30, 2012, respectively	1,216,000	928,000
Minnesota Promissory Notes	331,000	344,000
Laurus/Valens Term A Notes	23,467,000	23,467,000
Laurus/Valens Term B Notes	4,160,000	4,160,000
	32,007,000	31,722,000
Less: current maturities	(29,174,000)	(28,889,000)
	$2,833,000	$2,833,000

Future maturities of long-term debt are as follows:

Years ending December 31,
2013	$29,174,000
2014	2,833,000
Total maturities	$32,007,000

March 2014 Obligations:

On November 17, 2010, the Company became obligated to pay certain of its unsecured creditors the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim, as well as an amendment to the amount owed on a separate, unsecured claim in fiscal 2012. The aggregate principal balance of the March 2014 Obligations, at December 31, 2012, was approximately $2.8 million.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

8. Long-term debt (continued):

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

On November 17, 2010, the Initial Notes were exchanged for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, with interest accrued monthly, payable on the outstanding principal amount of the Exchange Notes at a fixed rate of 7% per annum.  The Company has paid the Exchange Notes’ monthly interest in shares of the Company’s common stock. The holders of the Exchange Notes have the option to convert all or a portion of the outstanding balance of the Exchange Notes into shares of the Company’s common stock at a conversion rate of $0.91 per share.  As of December 31, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to the Company’s common stock, resulting in the issuance to the Exchange Note holders of 6.9 million shares of the Company’s common stock.  The aggregate principal balance of the Exchange Notes, at December 31, 2012, was approximately $1.2 million.

Because the Company was unable to pay the amounts due under the outstanding Exchange Notes on November 17, 2012, an event of default occurred.  On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, who hold a majority of the outstanding Exchange Notes, commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million in the State of Minnesota.  In response, the Company filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  The Company has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, the Company has accrued interest on the Exchange Notes at the default rate of 15% per annum.

The Series A Exchange Warrants issued in conjunction with the Exchange Notes contain adjustment features properly classified as derivative instruments required to be recorded at fair value (Note 9).

Minnesota Promissory Notes:

On May 6, 2011, the Company closed two financing transactions with the Economic Development Authority in and for the City of Coon Rapids (the “EDA”) and the Minnesota Investment Fund (the “MIF”), which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. The Company issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021 (collectively, the “Minnesota Promissory Notes”). The Company may prepay the Minnesota Promissory Notes at any time prior to maturity without penalty. The entirety of the proceeds from the transaction were used to fund capital improvements made to the Company’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.  The Minnesota Promissory Notes bear interest as follows (yielding an effective interest rate of 4.1%):

•	Months 1-60 at 2.5% interest

•	Months 61-80 at 5.0% interest

•	Months 81-100 at 7.0% interest

•	Months 101-120 at 9.0% interest

Because the Company was unable to pay the amounts due under the Matured Obligations and pursuant to cross-default provisions contained in the Minnesota Promissory Notes, the EDA and/or the MIF may declare the Minnesota Promissory Notes to be in default.  The Company has not been notified of an event of default by the EDA and/or the MIF. Due to the cross-default provisions contained in the notes, the aggregate principal balance due as of December 31, 2012 ($0.331 million) has been classified as a current liability on the December 31, 2012 balance sheet.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

8. Long-term debt (continued):

Laurus/Valens Term A and Term B Notes:

On November 17, 2010, the Company issued two notes – one in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus/Valens.

The Term A Notes accrue interest at the rate of 8% per annum (with a 12% percent per annum default rate) and became due on November 17, 2012.  On November 18, 2010, the Company prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing.

The Term B Notes are due in one installment of principal and interest on November 17, 2013, and accrues interest at the rate of 8% per annum (with a 12% per annum default rate).  The Company may prepay the Term B Notes, without penalty, at any time.

The Term A Notes and Term B Notes are secured by a lien on all of the Company’s assets, junior only to the lien granted to Corps Real and to certain other permitted liens. The Term A Notes and Term B Notes are guaranteed (as amended) by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by Accentia’s pledge of 20,115,818 shares of Biovest common stock owned by Accentia.

Because the Company was unable to pay the amount due under the Term A Notes on November 17, 2012, an event of default occurred. Pursuant to cross-default provisions contained the Term B Notes Laurus/Valens may declare the Term B Notes to be in default as well.  On November 17, 2012, the Company and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted the Company a forbearance until January 31, 2013 from exercising its rights and/or remedies available to it under the Term A Notes and Term B Notes.  Although the standstill agreement has expired, the Company and Laurus/Valens are continuing to negotiate the potential restructuring of the Term A Notes and Term B Notes.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors.  The Company has not been notified of an event of default by Laurus/Valens.  Accordingly, the aggregate principal balance of both the Term A Notes and Term B Notes, at December 31, 2012 (approximately $27.6 million), have been classified as current liabilities on the Company’s December 31, 2012 balance sheet.

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the accompanying condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012. The Company held no derivative assets at either reporting date.

	Liability Derivatives
	December 31, 2012 (unaudited)		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants	Derivative Liabilities	$211,000	Derivative Liabilities	$857,000
Total derivatives not designated as hedging instruments		$211,000		$857,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

9. Derivative liabilities (continued):

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2012 (unaudited)				September 30, 20121
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$211,000	$—	$211,000	$—	$857,000	$—	$857,000

10. Accrued interest:

Interest accrued on the Company’s outstanding debt is as follows:

	December 31, 2012 (Unaudited)	September 30, 2012
Corps Real Note	$474,000	$358,000
Corps Real LOC	6,000	—
Exit Financing	150,000	7,000
Laurus/Valens Term A Notes	3,992,000	3,518,000
Laurus/Valens Term B Notes	707,000	624,000
March 2014 Obligations	473,000	437,000
Minnesota Promissory Notes	1,000	1,000
Total accrued interest	$5,803,000	$4,945,000

Current	$5,330,000	$4,508,000
Non-Current	$473,000	$437,000

The current portion of accrued interest has been recorded in current accrued liabilities on the accompanying condensed consolidated balance sheets presented.

On November 17, 2012, an event of default occurred under the Exchange Notes issued under the Exit Financing as a result of the Company’s failure to repay the approximate amount of $1.2 million due under the outstanding Exchange Notes.  Pursuant to the terms of the Exchange Notes, in an event of default, the default interest rate on the Exchange Notes shall increase from 7% to 15% per annum.  Furthermore, the Exchange Notes have a default redemption amount equal to 110% of any outstanding principal and interest balance due at the time the event of default occurs.  As a result, the Company has accrued this additional interest due as of December 31, 2012.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

11. Common stock options and warrants:

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

Common stock options outstanding and exercisable as of December 31, 2012 are as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2012	36,464,559	$0.53	6.86	$1,314,688
Granted	250,000	0.18	5.0	—
Exercised	—
Cancelled	—
Outstanding at December 31, 2012	36,714,559	0.52	6.60	1,314,688
Exercisable at December 31, 2012	34,783,726	$0.52	6.51	$421,350

Non-vested employee stock options:
	Shares	Weighted Avg. Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at October 1, 2012	2,422,261	$0.46
Granted	250,000	0.08
Vested	(741,428)	0.08
Cancelled	—	—
Non-vested at December 31, 2012	1,930,833	$0.56	$893,338

Common stock warrants outstanding and exercisable as of December 31, 2012 are as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value
Outstanding at October 1, 2012	24,887,173	$0.87
Issued	—	—
Exercised	—	—
Cancelled	(112,500)	1.10
Outstanding at December 31, 2012	24,774,673	0.87	$—
Exercisable at December 31, 2012	24,774,673	$0.87	$—

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

12. Segment information:

The Company operates in three identifiable industry segments. The Company’s Cell Culture Products and Services segment is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Instruments and Disposables segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide. The Therapeutic Vaccine segment is focused on the development and commercialization of BiovaxID™.

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

	Three Months Ended December 31,
	2012	2011
Revenues
Instruments and Disposables	$410,000	$746,000
Cell Culture Services	139,000	217,000
Therapeutic Vaccine	—	100,000
Total Revenues	$549,000	$1,063,000

Cost of Sales
Instruments and Disposables	$373,000	$431,000
Cell Culture Services	208,000	208,000
Therapeutic Vaccine	—	—
Total Cost of Sales	$581,000	$639,000
Gross (deficit) Margin ($)	$(32,000)	$424,000
Gross (deficit) Margin (%)	(6)%	40%

13. Commitments and contingencies:

Legal proceedings:

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively, the “Plan”). On November 2, 2010, the in the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing the Company’s Chapter 11 proceeding.

Whitebox litigation:

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, a majority of the holders of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million in the State of Minnesota.  In response, the Company filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

13. Commitments and contingencies (continued):

Legal proceedings (continued):

Matured Obligations:

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) the Corps Real Note with an aggregate principal balance of $3.0 million, (2) the Laurus/Valens Term A Notes with an aggregate principal balance of $23.5 million, and (3) the Exchange Notes issued to the holders under the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”).  Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred.  Except for the Whitebox Litigation (described herein), the Company has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, the Company has accrued interest on the Exchange Notes at rate of 15% per annum.  .

Pursuant to cross-default provisions contained in the Laurus/Valens Term B Notes and the Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  The Company has not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, the Company, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted the Company a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes.  Although the standstill agreement has expired, the Company, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of the Company’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors. The outcome of the continuing negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of the Company’s outstanding debt, may negatively affect Accentia’s ownership interest in the Company and cause Accentia’s potential deconsolidation/loss of control in the Company.  The Company has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

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

Facility leases:

The Company leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which the Company uses for offices, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID™, the production of the Company’s perfusion cell culture equipment, and the Company’s contract cell culture services. The lease expires on December 31, 2020.   The Company has the right to extend the term of the lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term or market rates in effect at the end of the ten year initial lease term. The lease contains provisions regarding a strategic collaboration whereby, the landlord agreed to construct certain capital improvements to the leased premises to allow the Company to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required.  The $1.5 million in improvements were completed in September 2011.  The landlord, along with the EDA and the MIF, agreed to fund and amortize the capital improvements to the leased premises.  Total rent payments for years 1-5 under the lease will be $0.4 million per year. Total rent payments for years 6-10 under the lease will be $0.5 million per year.

The Company also leases approximately 7,400 square feet of office space in Tampa, Florida with Accentia and utilizes the space as the Company’s principal executive and administrative offices. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2013. The Company anticipates that as its development of its product candidates advances and as the Company prepares for the future commercialization of its products, its facilities requirements will continue to change on an ongoing basis.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

13. Commitments and contingencies (continued):

Cooperative Research and Development Agreement:

In September 2001, the Company entered into a definitive cooperative research and development agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the Company’s Phase 3 clinical trial. Since the transfer to the Company of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of December 31, 2012.

Stanford University Agreement:

In September 2004, the Company entered into an agreement (as amended) (the “Stanford Agreement”) with Stanford University (“Stanford”).   The Stanford Agreement provides the Company with worldwide rights to use two proprietary hybridoma cell lines, which are used in the production of the BiovaxID™ through 2025.  Under the Stanford Agreement, the Company is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that the Company pays Stanford $0.1 million within one year following the FDA’s regulatory/marketing approval of BiovaxID.  Following the FDA’s regulatory/marketing approval until September 17, 2019, Stanford will receive a royalty of the greater of $50 per patient or 0.05%, after September 18, 2019, Stanford will receive a royalty of the greater of $85 per patient or 0.10% of the amount received by the Company for each BiovaxID patient treated using these cell lines. This running royalty will be creditable against the yearly maintenance fee. The Stanford Agreement obligates the Company to, diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate the Stanford Agreement at any time upon 30 days prior written notice, and Stanford can terminate the Stanford Agreement upon a breach of the agreement by the Company that remains uncured for 30 days after written notice of the breach from Stanford.

Royalty Agreements:

The Company’s aggregate royalty obligation on BiovaxID™ is 6.30% (0.05% to Stanford and 6.25% to Laurus/Valens).

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA regulatory/marketing approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

14. Subsequent events:

Corps Real LOC:  Subsequent to period end, Corps Real has advanced the Company an additional $0.33 million under the Corps Real LOC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Overview

Biovest International, Inc. (“Biovest”) is a biotechnology company focused on: the continued development and future commercialization of BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and our other instruments and disposables; and the commercial sale and production of cell culture products and services. We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our corporate name was changed to Cellex Biosciences, Inc. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware.

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

To support our planned commercialization of BiovaxID and to support the products of personalized medicine and particularly patient specific oncology products, we developed and commercialized a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate, compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. We plan to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID.  We believe that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically.   AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. We are collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and our related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

We also manufacture instruments and disposables used in the hollow fiber production of cell culture products. We manufacture mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers.  We have produced over 7,000 cell based products for an estimated 2,500 researchers around the world.  We consider our vast experience in manufacturing small batches of different cell based products, together with our expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting our development of patient specific immunotherapies

Corporate Overview

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. As of December 31, 2012, Accentia owned approximately 59% of our outstanding common stock. Following Accentia’s investment, we continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we file periodic and other reports with the Securities and Exchange Commission (“SEC”).

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

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under the Corps Real Note, Laurus/Valens Term A Notes, and the Exchange Notes issued to the holders under the Exit Financing (collectively, the “Matured Obligations”).  Because we were unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against us for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, we filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  We have not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes. As a result of this event of default, we have accrued interest on the Exchange Notes at rate of 15% per annum.

Pursuant to cross-default provisions contained in the Laurus/Valens Term B Notes and the Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  We have not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, whereby (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes.  Although the standstill agreement has expired, we are continuing to negotiate with Corps Real and Laurus/Valens the potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. We have not been notified of an event of default by either Corps Real and/or Laurus/Valens.  The outcome of the continuing negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Revenues. Total revenues for the three months ended December 31, 2012 were $0.5 million, compared to revenues of $1.1 million for the three months ended December 31, 2011.  Included in product revenue in the prior fiscal year is $0.1 million resulting from a shared agreement involving the data from our Phase 3 clinical trial for BiovaxID®, while current year results do not contain comparable revenue.  Instrument sales for the three month period ended December 31, 2012 were approximately $0.4 million representing a decrease of $0.34 million over the same quarter in the prior fiscal year.  $0.2 million of this decrease is a result of fewer unit sales of instruments in the current year compared with the prior year, with the remaining decrease a result of fewer unit sales of cultureware, tubing sets and other disposable products and supplies for use with our instrument product line compared with the prior year.  Service revenues from contract manufacturing activities for the current year were $0.14 million representing a decrease of $0.08 million compared to the prior year.

Gross Margin. The overall gross (deficit) margin as a percentage of sales for the three months ended December 31, 2012 was (6%) as compared to 40% for the three months ended December 31, 2011. A relatively high percentage of our costs are of a fixed nature.  This, combined with the reduction in our service revenue and an overall decrease in product unit sales, resulted in our total revenues falling short of covering our fixed costs contributing to a negative gross margin for the current quarter.

Operating Expenses. Research and development expenses have decreased by $0.05 million for the three months ended December 31, 2012 when compared to the three months ended December 31, 2011. This small change is attributable to a decrease in laboratory supplies purchased and used in the continued analyses and validation of our vaccine manufacturing process in our Minneapolis (Coon Rapids), Minnesota facility.

General and administrative expenses for the three months ended December 31, 2012 increased by $0.04 million compared to the three months ended December 31, 2011 due to increased professional fees in the current quarter.

Other Income (Expense). Other expense for the three months ended December 31, 2012 includes contractual interest charges and amortization of discounts regarding the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Exit Financing, the Accentia Demand Note and other long term notes issued to our unsecured creditors as a result of the Plan, all of which are described below.

Other expense also includes gains of $0.65 million and $0.34 million on derivative liabilities for the three months ended December 31, 2012 and 2011, respectively. In connection with our emergence from Chapter 11, we entered into the Exit Financing, which consisted of unsecured notes which are convertible into shares of our common stock, as well as warrants which have contingent exercise provisions. The conversion features associated with the Exit Financing have been recorded as a derivative liability, which we are required to record at fair value. The values of these liabilities vary directly with the trading price of our outstanding common stock, accounting for the current and previous year derivative gains.

Reorganization Items.

Gain on Reorganization: We recognized a gain of $0.22 million for the three months ended December 31, 2011, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceedings.

Professional Fees: $0.02 million was incurred for the three months ended December 31, 2011, for legal fees and U.S. Trustee fees paid as a result of our Chapter 11 proceedings.

Liquidity

Our goal is to meet our cash requirements through proceeds from our instrument and disposables and cell culture product and services manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations, partnering, and licensing. As of December 31, 2012, we have $0.6 million available under the Corps Real LOC (discussed herein) and anticipate drawing down these funds to fund our business operations through February 2013.  Our ability to continue present operations, to continue our detailed analyses of BiovaxID™’s clinical trial results, to meet our debt obligations as they mature (discussed herein), to pursue ongoing development and commercialization of BiovaxID and AutovaxID® including potentially seeking regulatory/marketing approval(s) with national and international regulatory agencies, is dependent upon our ability to obtain significant external funding in the immediate term, which raises substantial doubt about our ability to continue as a going concern. Cash and cash equivalents, at December 31, 2012, were approximately $0.35 million.  Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our product candidates. We are currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) the Corps Real Note with an aggregate principal balance of $3.0 million, (2) the Laurus/Valens Term A Notes with an aggregate principal balance of $23.5 million, and (3) the Exchange Notes issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”).  Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against us for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, we filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  We have not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes. As a result of this event of default, we have accrued interest on the Exchange Notes at rate of 15% per annum.

Pursuant to cross-default provisions contained in the Laurus/Valens Term B Notes and the Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  We have not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, whereby (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes.  Although the standstill agreement has expired, we are continuing to negotiate with Corps Real and Laurus/Valens the potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors. We have not been notified of an event of default by either, Corps Real and/or Laurus/Valens.

The outcome of the continuing negotiations relating to the restructuring of the Matured Obligations, which may include the remainder of our outstanding debt instruments, may negatively affect Accentia’s ownership interest in us and cause Accentia’s potential deconsolidation/loss of control in us.

Our liquid assets and cash flow are not sufficient to fully repay the principal owed under our outstanding debt instruments.  Further, we cannot assure our shareholders that we can extend or restructure the Matured Obligations.  We have not established access to additional capital or debt to repay the Matured Obligations. Further, we cannot assure our shareholders that we will be able to obtain needed funding to repay or restructure the Matured Obligations and our other debt instruments.

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

Corps Real LOC

Effective December 3, 2012, we issued a secured promissory note to Corps Real, which provides us with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”).  The advances under the Corps Real LOC are to be used only to sustain our business operations.  The Corps Real LOC accrues interest at the rate of 16% per annum with all interest due at maturity of the Corps Real LOC on December 3, 2013.  The Corps Real LOC is secured by a first priority lien of all our assets.  Laurus/Valens has agreed to subordinate the Term A Notes and Term B Notes in right of payment and priority, to the payment in full of the Corps Real LOC.  As of December 31, 2012, Corps Real had advanced approximately $0.9 million under the Corps Real LOC.

Outstanding Indebtedness as of December 31, 2012

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing	$1,216	15.0%	On demand	8,733,096	$1.20	11/17/2017
Corps Real Note	2,992	16.0%	01/31/2013	—	—	—
Corps Real LOC	885	16.0%	12/03/2013	—	—	—
Laurus/Valens Term A Notes	23,467	8.0%	01/31/2013	—	—	—
Laurus/Valens Term B Notes	4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations	2,833	5.0%	03/17/2014	—	—	—
Accentia Promissory Demand Note	4,542	3.3%	On demand	—	—	—
Minnesota Promissory Notes	$331	4.1%	05/01/2021	—	—	—

Cash Flows for the Three Months Ended December 31, 2012

Our net loss for the three months ended December 31, 2012 was approximately $3.3 million. We have adjusted the net loss on our cash flow statement for certain non-cash expenses including compensation of $0.07 million paid to our employees and directors in the form of stock options, as well as an adjustment of $1.6 million representing the amortization of discounts associated with our outstanding debt.  Furthermore, changes in operating liabilities accounted for an adjustment of $1.3 million (primarily due to an increase in accrued interest on our outstanding debt) to net loss to arrive at our net cash used in operating activities.  After these and other non-cash adjustments to our net loss, cash used in operating activities was approximately $0.9 million for the three months ended December 31, 2012.

Investing activities for the three months ended December 31, 2012 was limited to the purchase of $0.05 million in laboratory equipment for our Minneapolis (Coon Rapids), Minnesota facility.

Net cash flows from financing activities for the three months ended December 31, 2012 was approximately $1.1 million. Financing activities for the period included the repayment of $0.4 million in principal on the Accentia Promissory Demand Note. We also received a total aggregate amount of approximately, $1.6 million from Corps Real (under the terms of the Corps Real Note and Corps Real LOC), which were used to fund our business operations three months ended December 31, 2012.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter-to-quarter or year-to-year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, and the timing of increased research and development of BiovaxID™, and will be impacted by our planned marketing launch of the AutovaxID® instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Whitebox litigation
On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP,  a majority of the holders of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against us for the outstanding defaulted principal and interest owed to them, in the approximate aggregate amounts of $1.2 million, in the State of Minnesota. In response, the Company filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  We intend to seek the dismissal of this litigation and plan to defend these claims vigorously.

Matured Obligations

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) the Corps Real Note with an aggregate principal balance of $3.0 million, (2) the Laurus/Valens Term A Notes with an aggregate principal balance of $23.5 million, and (3) the Exchange Notes issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”).  Because we were unable to pay the amount due on November 17, 2012, an event of default occurred. With the exception of the Whitebox Litigation (described herein), we have not been notified of an event of default by the other holders of the outstanding Exchanges Notes.  Pursuant to cross-default provisions contained in the Laurus/Valens Term B Notes and the Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  We have not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, we entered into a standstill agreement with Corps Real and Laurus/Valens, whereby (i) the maturity dates of the Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted us a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Corps Real Note, Term A Notes and Term B Notes.  Although the standstill agreement has expired, we are continuing to negotiate with Corps Real and Laurus/Valens, the potential restructuring of the Corps Real Note, Term A Notes, and Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of our assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of our assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of our Board of Directors.  We have not been notified of an event of default from either Corps Real and/or Laurus/Valens.

Other proceedings

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any additional threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2012, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.
During the three months ended December 31, 2012, pursuant to thePlan (with an effective date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued an aggregate of 73,925 shares of our common stock in satisfaction of allowed claims under the Plan, with conversion prices ranging from $0.19 to $0.23 per share and issuance dates between October 1, 2012 and December 31, 2012.

2.
On November 29, 2012, we issued an incentive stock option award agreement (the “Gangemi Option Award”) to J. David Gangemi, Ph.D. in consideration for services to be rendered to us by Dr. Gangemi. The Gangemi Option Award granted Dr. Gangemi an option to purchase 250,000 shares of our common stock at an exercise price of $0.18 per share.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under the Plan in exchange for claims against, or interests in, our Company.

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

Not Applicable.

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

101**+
The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended December 31, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 15, 2013	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
Chief Executive Officer; President; General Counsel
(Principal Executive Officer)

Date: February 15, 2013	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)