Form 10-Q
period 2013-03-31
BIOVEST INTERNATIONAL INC
filed 2013-05-15
CIK 704384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-11480

BIOVEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

300 S. Hyde Park Ave., Suite 210, Tampa, FL 33606
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of May 14, 2013, there were 146,510,818 shares of the registrant’s common stock outstanding.

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

INDEX
BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash	$242,000	$72,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at March 31, 2013 and September 30, 2012	286,000	221,000
Costs and estimated earnings in excess of billings on uncompleted contracts	91,000	28,000
Inventories	358,000	400,000
Prepaid expenses and other current assets	198,000	152,000
Total current assets	1,175,000	873,000
Property and equipment, net	867,000	935,000
Patents and trademarks, net	187,000	202,000
Goodwill	2,131,000	2,131,000
Other assets	557,000	598,000
Total assets	$4,917,000	$4,739,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$252,000	$736,000
Accrued liabilities	585,000	5,069,000
Customer deposits	23,000	—
Billing in excess of costs and estimated earnings	56,000	—
Derivative liabilities	—	857,000
Notes payable, related party	450,000	5,936,000
Current maturities of long term debt	—	28,889,000
Total current liabilities	1,366,000	41,487,000
Long term debt, less current maturities	—	2,833,000
Accrued interest	—	437,000
Other	47,000	98,000
Total liabilities not subject to compromise	1,413,000	44,855,000
Liabilities subject to compromise (Note 10)	49,196,000	—
Total liabilities	50,609,000	44,855,000
Commitments and contingencies (Note 15)	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 146,510,818 and 146,436,893 issued and outstanding at March 31, 2013 and September 30, 2012	1,465,000	1,464,000
Additional paid-in capital	131,396,000	131,307,000
Accumulated deficit	(178,553,000)	(172,887,000)
Total stockholders’ deficit	(45,692,000)	(40,116,000)
Total liabilities and stockholders’ deficit	$4,917,000	$4,739,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Products	$592,000	$992,000	$1,002,000	$1,838,000
Services	223,000	226,000	362,000	443,000
Total revenue	815,000	1,218,000	1,364,000	2,281,000
Operating costs and expenses:
Cost of revenue:
Products	394,000	557,000	767,000	988,000
Services	184,000	238,000	392,000	446,000
Research and development expense	896,000	1,367,000	1,618,000	2,140,000
General and administrative expense	702,000	2,571,000	1,344,000	3,198,000
Total operating costs and expenses	2,176,000	4,733,000	4,121,000	6,772,000
Loss from operations	(1,361,000)	(3,515,000)	(2,757,000)	(4,491,000)

Other income (expense):
Interest expense, net	(855,000)	(1,152,000)	(3,342,000)	(2,197,000)
Gain/(Loss) on derivative liabilities	56,000	(1,232,000)	701,000	(892,000)
Other income/(expense), net	1,000	(5,000)	—	(8,000)
Total other income (expense)	(798,000)	(2,389,000)	(2,641,000)	(3,097,000)

Loss before reorganization items	(2,159,000)	(5,904,000)	(5,398,000)	(7,588,000)

Reorganization items:
Gain on reorganization	—	—	—	222,000
Gain on waiver of pre-petition expenses	82,000	—	82,000	—
Professional fees	(285,000)	(7,000)	(312,000)	(25,000)
Provision for rejected contracts	(38,000)	—	(38,000)	—
Total reorganization items	(241,000)	(7,000)	(268,000)	197,000
Net loss	$(2,400,000)	$(5,911,000)	$(5,666,000)	$(7,391,000)

Loss per common share:
Basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	146,510,818	144,876,529	146,503,105	144,520,945

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Common Stock		Additional Paid- in Capital
	Shares	Amount		Accumulated Deficit	Total
Balances at October 1, 2012	146,436,893	$1,464,000	$131,307,000	$(172,887,000)	$(40,116,000)
Issuance of common shares for interest on outstanding debt	73,925	1,000	15,000	—	16,000
Employee share-based compensation	—	—	74,000	—	74,000
Net Loss	—	—	—	(5,666,000)	(5,666,000)
Balances at March 31, 2013	146,510,818	$1,465,000	$131,396,000	$(178,553,000)	$(45,692,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,666,000)	$(7,391,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	79,000	59,000
Amortization of patents	15,000	15,000
Employee share-based compensation	74,000	2,413,000
Amortization of discount on notes payable	1,565,000	688,000
Amortization of deferred loan costs	9,000	59,000
Shares issued for interest on outstanding debt	1,000	7,000
(Gain) Loss on derivative liabilities	(701,000)	892,000
Changes in cash resulting from changes in:
Operating assets	(133,000)	17,000
Operating liabilities	2,411,000	1,421,000
Net cash flows from operating activities before reorganization items	(2,346,000)	(1,820,000)

Reorganization items:
Gain on waiver of pre-petition claim	(82,000)	—
Provision for rejected contracts	38,000	—
Change in accrued professional fees	94,000
Gain on reorganization plan	—	(222,000)
Net change in cash flows from reorganization items	50,000	(222,000)
Net cash flows from operating activities	(2,296,000)	(2,042,000)
Cash flows from investing activities:
Acquisition of furniture, equipment and leasehold improvements	(11,000)	(118,000)
Net cash flows from investing activities	(11,000)	(118,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(51,000)	(7,000)
Proceeds from notes payable and long-term debt	2,975,000	—
(Payments to)/advances from related party	(447,000)	1,956,000
Proceeds from exercise of stock options and warrants	—	145,000
Proceeds from equipment financing	—	77,000
Net cash flows from financing activities	2,477,000	2,171,000

Net change in cash	170,000	11,000
Cash at beginning of period	72,000	201,000
Cash at end of period	$242,000	$212,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of shares for payment of principal on outstanding debt	$15,000	$51,000
Issuance of shares to settle pre-petition claims	—	659,000
Increase in March 2014 Obligations	—	63,000
Cash paid for interest during period	$3,000	$120,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

1. Description of the Company:

Overview:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on: the continued development and future commercialization of BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and its other instruments and disposables; and the commercial sale and production of cell culture products and related services.

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

Based on the Company’s scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, the Company filed its formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, the Company announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. Biovest could receive decisions regarding EU marketing and Canadian regulatory approvals for BiovaxID within 12 months after the submission of the Company’s MAA and NDS assuming that the rigorous review processes advance forward in a timely and positive manner and no substantial regulatory issues or problems are encountered.  No assurance can be given that BiovaxID will receive marketing/regulatory approval from the regulatory authorities in any jurisdiction, including but not limited to the EU or Canada.  The Company also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to define the path for the Company’s filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further in its guidance, the FDA required that the Company conduct a confirmatory second Phase 3 clinical trial to complete the clinical data gained through its first Phase 3 clinical trial and its BiovaxID development program to support the Company’s filing of a BLA for BiovaxID.  The Company is preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support the Company’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, the Company developed and commercialized the AutovaxID bioreactor, a fully automated cell culture instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. The Company plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID. The Company believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. The Company also manufactures instruments and disposables used in the hollow fiber production of cell culture products. The Company manufactures mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers. The Company has produced over 7,000 cell based products for an estimated 2,500 researchers around the world. The Company considers its vast experience in manufacturing small batches of different cell based products, together with its expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting the Company’s development of patent specific immunotherapies.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

1. Description of the company (continued)

Corporate Overview:

In April 2003, the Company entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”).  As a result of this agreement, in June 2003, the Company became a subsidiary of Accentia through the sale of shares of the Company’s authorized but unissued common and preferred stock representing approximately 81% of the Company’s then outstanding equity immediately following the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, the Company continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company files periodic and other reports with the Securities and Exchange Commission (“SEC”).  As of March 31, 2013, Accentia owned approximately 55% of the Company’s outstanding common stock.

On November 17, 2010, the Company completed and formally exited its previous reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing the Company’s Chapter 11 proceedings.  Through the provisions of the Company’s bankruptcy plan (as amended) (the “2010 Plan”), effective on November 17, 2010 (the “Effective Date”), the Company restructured its debts into a combination of new debt and equity.

On March 6, 2013, as a result of the Company’s inability to pay approximately $30 million in secured debt which had become due on November 17, 2012, the Company filed a voluntary petition to reorganize under Chapter 11, Case No.8:13-bk-2892-KRM.  See Note 2 below for further details.

2. 2013 Bankruptcy Case:

On March 6, 2013 (the “Petition Date”), as a result of the Company’s inability to pay approximately $30 million in secured debt which had become due on November 17, 2012, the Company filed a voluntary petition to reorganize under Chapter 11, Case No.8:13-bk-2892-KRM, with the Bankruptcy Court (the “2013 Bankruptcy Case”).  During the pendency of the Chapter 11 proceedings, the Company will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity.  On April 18, 2013, the Company filed its First Amended Plan of Reorganization (the “2013 Plan”) in the case with the support of its senior, secured lenders which, among other things, designates ninety percent (90%) of the Company’s reorganized  common stock to the senior secured lenders and ten percent (10%) of the Company’s reorganized common stock to holders of allowed unsecured claims, and provides for the cancellation of the Company’s existing common stock, with such holders not to receive any recovery under the 2013  Plan on account of such equity interests.  Under Section 362 of the United States Bankruptcy Code, actions to collect most of the Company’s prepetition liabilities, including payments owing to vendors with respect to goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Company generally may not be enforced. Shortly after the Petition Date, the Company began notifying all known actual or potential creditors of the Company for the purpose of identifying all potential prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt obligations of the Company. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Company’s estate in respect of such defaults. The rights of and ultimate payments by the Company under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered by the plan of reorganization ultimately confirmed by the Bankruptcy Court. This could result in claims being compromised at less, and possibly substantially less, than 100% of their face value.

On April 18, 2013, the Bankruptcy Court entered an Order approving of the process and procedures for (i) a transaction for the sale of substantially all of the Company’s assets outside the ordinary course of business pursuant to Sections 363 and 365 of the Bankruptcy Code, and/or (ii) a transaction for the funding of an alternative plan of reorganization under the 2013 Plan, which, at a minimum, shall provide for (a) payment in full of the pre-petition and post-petition secured claims (inclusive of all fees, costs, interest and other amounts owed to the senior secured lenders) of the senior secured lenders and (b) higher or better treatment than that proposed in the Plan for the holders of other claims against, and equity interests in, the Company.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

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

Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The accompanying condensed consolidated balance sheet at September 30, 2012 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

Principles of consolidation:

The unaudited condensed consolidated financial statements include Biovest Europe, Limited, a wholly owned subsidiary of the Company. Biovest Europe, Limited was incorporated in the United Kingdom effective June 29, 2011.

All significant inter-company balances and transactions have been eliminated.

Accounting for reorganization proceedings:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852—Reorganizations (“ASC Topic 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending March 31, 2013. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on March 6, 2013, and has segregated those items as outlined above for all reporting periods after such date.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

3. Significant accounting policies (continued):

Goodwill and intangible assets:

Goodwill relates to the Company’s cell culture and instrument manufacturing segments located in Minneapolis (Coon Rapids), Minnesota. Goodwill is tested for impairment annually or whenever there is an impairment indication. The Company has not recorded any impairment losses as a result of these evaluations.

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of ASC Topic 852. As a result, the Company has ceased to record interest expense on its pre-petition debt obligations.

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the carrying value of the related assets. During the six months ended March 31, 2013, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

Financial instruments:

Financial instruments, as defined in ASC Topic 825-Financial Instruments, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and derivative financial instruments.

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
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

3. Significant accounting policies (continued):

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
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

3. Significant accounting policies (continued):

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

Recent accounting pronouncements:

In September 2011, the FASB issued Accounting Standards Updates (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.  ASU 2011-08 was adopted by the Company beginning October 1, 2012 and did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance.  The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test.  ASU 2012-02 was adopted by the Company beginning October 1, 2012 and did not have any impact on the Company’s condensed consolidated financial statements.

4. Liquidity:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2013, the Company had an accumulated deficit of approximately $179 million and working capital deficit of approximately $0.2 million (not including those liabilities subject to compromise through the Company’s bankruptcy proceedings). Cash and cash equivalents, at March 31, 2013, were approximately $0.2 million. The Company’s independent auditors issued a “going concern” uncertainty report on the Company’s consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

4. Liquidity (continued):

Corps Real Financings:

On December 3, 2012, the Company issued a secured promissory note to Corps Real, LLC (“Corps Real”) in the principal amount of $1.5 million (the “Corps Real II Note”).  Corps Real is an Illinois limited liability company, and is principally owned and managed by Ronald E. Osman, a director of the Company.  The Corps Real II Note accrues interest at 16% per annum with all interest due at maturity – December 3, 2013 and is secured by a first priority lien on all of the Company’s assets.

On March 5, 2013 the Company issued an additional secured note to Corps Real in the principal amount of $0.3 million (the “Corps Real III Note”).  The Corps Real III Note accrues interest at 16% per annum with all interest due at maturity – March 5, 2014 and is secured by a first priority lien of all the Company’s assets.

Due to the Company’s 2013 Bankruptcy Case, filed on March 6, 2013, both the Corps Real II Note and the Corps Real III Note are subject to compromise through the Company’s reorganization proceedings.  A summary of all the debt subject to compromise through the Company’s reorganization proceedings can be found in Note 10 below.

Debtor-in-Possession Financing:

On March 8, 2013, Biovest filed a Debtor in Possession Financing Motion, requesting authority to obtain post-petition loans from
Laurus Master Fund Ltd., Calliope Corporation, Valens U.S. SPV I, LLC, Psource Structured Debt Limited, Valens Offshore SPV II, Corp, and Valens Offshore SPV I, Ltd, acting collectively through their agent, LV Administrative Services, Inc. (collectively, the “LV Entities”) in the aggregate principal amount of $3.0 million, along with authority to obtain post-petition loans from Corps Real in the amount of $2.7 million.  The LV Entities and Corps Real represent the Company’s pre-petition senior secured lenders (the “Senior Secured Lenders”) and have committed a total of $5.7 million (the “DIP Financing”) to be funded to the Company, which is secured by a security interest in and lien on all assets and properties of the Company. The security interests are senior to any existing pre-petition and post-petition liens, including any and all liens held by the Senior Secured Lenders.

On April 10, 2013, the DIP Financing was approved by final order of the Bankruptcy Court (the “DIP Order”).  Pursuant to the DIP Order, the Company is authorized draw down funds from the total $5.7 million committed in accordance with a twelve week budget covering the period from April 8, 2013 to June 30, 2013 which was included in the DIP Order.  Funds advanced under the DIP Financing accrue interest at 16% per annum.  Any funds advanced under the DIP Financing along with all accrued interest mature on the earlier to occur of (i) the effective date of a confirmed plan of reorganization; or (ii) December 31, 2013.  As of March 31, 2013, the Senior Secured Lenders had advanced $0.5 million to the Company under the terms of the DIP Financing.

Additional expected financing activity:

It is the Company’s intention to meet its cash requirements through proceeds from the sales of its instrument and disposables and cell culture products and services, trade vendor credit, restructuring of its outstanding debt obligations through the Chapter 11 proceedings, and through the use of funds available under the DIP Financing discussed above and through future potential issuances of debt or equity securities.

As of March 31, 2013, the Company has $5.2 million available under the DIP Financing to fund the Company’s operations and commercialization efforts during 2013.   The Company’s ability to fund the additional confirmatory Phase 3 clinical trial required for FDA approval and to continue its detailed analyses of BiovaxID™’s clinical trial results and preparation for anticipated regulatory filings is dependent not only upon the Company’s ability to restructure its debt obligations through its Chapter 11, but also on the Company’s ability to obtain additional significant external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company through the Sale Motion filed in the Chapter 11 proceedings on April 17, 2013, strategic collaborations, recognized research funding programs, domestic and/or foreign licensing of the Company’s product candidates and future potential issuances of debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

5. Accounts receivable, concentrations of credit risk and major customers:

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

Major customer information is as follows:

•	Two customers accounted for 54% of revenues for the three months ended March 31, 2013.

•	One customer accounted for 16% of revenues for the three months ended March 31, 2012.

•	Three customers accounted for 58% of revenues for the six months ended March 31, 2013.

•	Three customers accounted for 41% of revenues for the six months ended March 31, 2012.

•	Three customers accounted for 63% of trade accounts receivable as of March 31, 2013.

•	Three customers accounted for 71% of trade accounts receivable as of September 30, 2012.

A significant amount of the Company’s revenue has been derived from export sales. Details on the Company’s export sales are as follows:

•	The Company’s sales to the United Kingdom were 37% revenues for the three months ended March 31, 2013.

•	The Company had export sales totaling 16% of revenues to the United Kingdom and 20% of revenues to Canada for the three months ended March 31, 2012.

•	The Company had export sales totaling 33% of revenues to the United Kingdom and 14% of revenues to Canada for the six months ended March 31, 2013.

•	The Company had export sales totaling 20% of revenues to the United Kingdom and 15% of revenues to Canada for the six months ended March 31, 2012.

6. Inventories:

Inventories consist of the following:

	March 31, 2013 (Unaudited)	September 30, 2012
Raw materials	$258,000	$320,000
Work-in-process	61,000	—
Finished goods	39,000	80,000
	$358,000	$400,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

7. Minnesota facility lease:

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

The lease contains provisions regarding a strategic collaboration whereby, the landlord agreed to construct certain capital improvements in the amount of $1.5 million to the leased premises to allow the Company to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID™ and for potential future expansion to the facility to permit additional BiovaxID production capacity when required.  These improvements were completed in September 2011 and were financed by the Company through a combination of cash on hand (approximately $0.175 million), the Minnesota Promissory Notes (in the aggregate amount of $0.353 million) (see Note 9), and an increase to the base rent charged in order to recoup the costs of construction incurred by the landlord (approximately, $1.0 million) over the initial ten year term of the lease.  As a result of these transactions, the Company recorded an asset for the fair value of the common stock purchase warrant issued to the landlord (approximately $0.825 million) and leasehold improvements in the amount of $0.55 million. These costs will be amortized over the initial ten year term of the lease.  The respective carrying values of these assets are $0.64 million and $0.45 million as of March 31, 2013.

8. Related party transactions:

Notes payable, related party consists of the following:

	March 31, 2013 (Unaudited)	September 30, 2012
Corps Real I Note	$—	2,292,000
Unamortized discount on Corps Real I Note	—	(397,000)
Accentia Intercompany Payable	—	4,041,000
Debtor in Possession Financing (Note 4)	450,000	—
	$450,000	$5,396,000

Corps Real I Note:

On November 17, 2010, the Company issued a secured convertible promissory note (as amended) (the “Corps Real I Note”) in an approximate principal amount of $2.3 million to Corps Real.   The Corps Real I Note accrued interest at a fixed rate of 16% per annum due at maturity.  On October 9, 2012, and under the terms of the Corps Real I Note, Corps Real elected to loan to the Company an additional $0.7 million.  As a result of the additional loan, the outstanding principal balance under the Corps Real I Note increased from approximately, $2.3 million to $3.0 million.  The Corps Real I Note is secured by a first priority lien on all of the Company’s assets.

The Corps Real I Note was evaluated under the provisions of ASC 470-20, and was recorded at an initial discount of $2.1 million charged to additional paid-in capital representing the intrinsic value of the beneficial conversion feature associated with the Corps Real I Note. The discount has been amortized to interest expense using the effective interest method over the original term of the note, represented by the two year period ending November 17, 2012.

As a result of the Company’s 2013 Bankruptcy Case, the balance outstanding under Corps Real I Note has been reclassified to ‘liabilities subject to compromise’ on the March 31, 2013 balance sheet (see Note 10).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

8. Related party transactions (continued):

Accentia Intercompany Payable:

The Accentia intercompany payable is due upon demand and accrues interest at the prime rate (3.25% at March 31, 2013) and consists mainly of advances to the Company from Accentia in the form of cash loans, interest, payments directly to third parties on the Company’s behalf, and allocated inter-company expenses for items such as payroll, insurance, and shared facility expenses.

On October 9, 2012, as consideration for an additional $0.7 million loaned to the Company under the terms of the Corps Real I Note, Accentia agreed: (a) to amend the expiration date of its June 13, 2011 common stock purchase warrant issued to Corps Real from June 13, 2016 to June 13, 2021; (b) to amend its security agreements with Corps Real and Pabeti, Inc. to include and cross-collateralize all of Accentia’s collateral securing Accentia’s obligations to Corps Real and Pabeti, Inc.; and (c) to issue to Corps Real a new common stock purchase warrant to purchase 5.5 million shares of Accentia’s common stock for an exercise price of $0.14 per share.  Pabeti, Inc. is an affiliate of Ronald E. Osman and Corps Real.  As a result of the modification to the existing Accentia warrant, as well and the issuance of the new Accentia warrant, a total of $0.9 million was recorded as a discount to the Corps Real I Note and amortized to interest expense through the original term of the Corps Real I Note (November 17, 2012).

As a result of the Company’s 2013 Bankruptcy Case, the balance outstanding under the Accentia Intercompany Payable has been reclassified to ‘liabilities subject to compromise’ on the March 31, 2013 balance sheet (see Note 10).

9. Long-term debt:

Long-term debt is presented in the table below.  As a result of the Company’s 2013 Bankruptcy Case, all obligations listed in the table have been classified as liabilities subject to compromise on the Company’s balance sheet as of March 31, 2013 (see Note 10).

	March 31, 2013 (Unaudited)	September 30, 2012
March 2014 Obligations	$—	$2,833,000
November 2010 Convertible Notes, net of discount of $0.29 million on September 30, 2012	—	928,000
Minnesota Promissory Notes	—	344,000
LV Entities Term A Notes	—	23,467,000
LV Entities Term B Notes	—	4,160,000
	—	31,722,000
Less: current maturities	—	(28,889,000)
	$—	$2,833,000

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

9. Long-term debt (continued):

November 2010 Convertible Notes:

On November 17, 2010, the Company issued convertible notes (the “November 2010 Convertible Notes”) in the original aggregate principal amount of $7.04 million.  Interest on the November 2010 Convertible Notes accrued at a fixed rate of 7% per annum and was payable monthly.  The Company has paid the monthly interest due under the November 2010 Convertible Notes in shares of the Company’s common stock.   The holders of the November 2010 Convertible Notes have the option to convert all or a portion of the outstanding balance of the November 2010 Convertible Notes s into shares of the Company’s common stock at a conversion rate of $0.91 per share.  As of November 17, 2012, the maturity date of the November 2010 Convertible Notes, a total of $5.8 million in principal had been converted to the Company’s common stock, resulting in the issuance of 6.9 million shares of the Company’s common stock.  The aggregate principal balance outstanding on the November 2010 Convertible Notes, was approximately $1.2 million and became due and payable on November 17, 2012.

Because the Company was unable to pay the amounts due under the November 2010 Convertible Notes s on November 17, 2012, an event of default occurred.  On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, who hold a majority of the outstanding November 2010 Convertible Notes, commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million in the State of Minnesota.  Upon the filing of the 2013 Bankruptcy Case, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. The Company anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court.

The common stock purchase warrants issued in conjunction with the November 2010 Convertible Notes contain adjustment features properly classified as derivative instruments required to be recorded at fair value.  The fair value of these derivative instruments have also been recorded as liabilities subject to compromise on the Company’s March 31, 2013 balance sheet due to the Company’s 2013 Bankruptcy Case.

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

As a result of the Company’s 2013 Bankruptcy Case, the balance outstanding under the Minnesota Promissory Notes has been reclassified to ‘liabilities subject to compromise’ on the March 31, 2013 balance sheet (see Note 10).

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

9. Long-term debt (continued):

LV Entities Term A and Term B Notes:

On November 17, 2010, the Company issued two notes – one in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to the LV Entities.

The Term A Notes accrue interest at the rate of 8% per annum (with a 12% percent per annum default rate) and became due on November 17, 2012.  On November 18, 2010, the Company prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received from the issuance of the November 2010 Convertible Notes.

The Term B Notes are due in one installment of principal and interest on November 17, 2013, and accrue interest at the rate of 8% per annum (with a 12% per annum default rate).  The Company may prepay the Term B Notes, without penalty, at any time.

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

On November 17, 2012, with the Term A Notes having matured, the Company and the LV Entities entered into a standstill agreement, whereby (i) the maturity dates of the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) the LV Entities granted the Company a forbearance until January 31, 2013 from exercising its rights and/or remedies available to it under the Term A Notes Notes.  Upon notification of an event of default by the LV Entities, LV (a) will have the right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors.  The Company had not been notified of an event of default under the Term A or Term B Notes prior to the Company’s filing its 2013 Bankruptcy Case.  As a result of the Company’s 2013 Bankruptcy Case, the balance outstanding under the Term A and Term B Notes has been reclassified to ‘liabilities subject to compromise on the March 31, 2013 balance sheet (see Note 10).

10. Liabilities subject to compromise:

As a result of the Company’s 2013 Bankruptcy Case, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Company’s Plan of Reorganization. Although actions to enforce or otherwise effect payment of prepetition liabilities are stayed, at hearings held in March 2013, the Bankruptcy Court granted approval of Biovest’s administrative motions, generally designed to stabilize Biovest’s operations and covering, among other things, payroll obligations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Company may reject prepetition executory contracts and unexpired leases with respect to the Company’s operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise.   ASC Topic 852-Reorganizations require prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

10. Liabilities subject to compromise (continued):

Liabilities subject to compromise consist of the following:

	March 31, 2013 (Unaudited)	September 30, 2012
November 2010 Convertible Notes (Note 9)	$1,216,000	$—
Corps Real I Note (Note 8)	2,992,000	—
Corps Real II Note (Note 4)	1,500,000	—
Corps Real III Note (Note 4)	325,000	—
LV Entities Term A Notes (Note 9)	23,467,000	—
LV Entities Term B Notes (Note 9)	4,160,000	—
March 2014 Obligations (Note 9)	2,833,000	—
Accentia Intercompany Payable (Note 8)	4,545,000	—
Minnesota Promissory Notes (Note 9)	328,000	—
Accrued interest on outstanding debt (Note 12)	6,609,000	—
Series A Exchange Warrant liability (Note 11)	155,000	—
Pre-petition accounts payable	677,000	—
Other accrued pre-petition liabilities	389,000	—
	$49,196,000	$—

11. Derivative liabilities:

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the accompanying condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012. The Company held no derivative assets at either reporting date.

	Liability Derivatives
	March 31, 2013 (unaudited)		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments

Series A Exchange Warrants	Liabilities Subject to Compromise	$155,000	Derivative Liabilities	$857,000
Total derivatives not designated as hedging instruments		$155,000		$857,000

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2013 (unaudited)				September 30, 20121
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$155,000	$—	$155,000	$—	$857,000	$—	$857,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

12. Accrued interest:
Interest accrued on the Company’s outstanding debt is in the table below.  Due to the Company’s 2013 Bankruptcy Case, all amounts listed as of March 31, 2013 have been classified as liabilities subject to compromise (Note 10) in the Company’s March 31, 2013 balance sheet except for approximately four thousand dollars accrued on the Debtor in Possession Financing which has been classified in current accrued liabilities on the March 31, 2013 balance sheet.  Also, as a result of the 2013 Bankruptcy Case, the Company has ceased accruing interest on all of its prepetition debt obligations.

	March 31, 2013 (Unaudited)	September 30, 2012
Corps Real I Note	$594,000	$358,000
Corps Real II Note	58,000	—
Corps Real III Note	4,000	—
Debtor in Possession Financing	4,000	—
November 2010 Convertible Notes	200,000	7,000
LV Entities Term A Notes	4,454,000	3,518,000
LV Entities Term B Notes	790,000	624,000
March 2014 Obligations	508,000	437,000
Minnesota Promissory Notes	1,000	1,000
Total accrued interest	$6,613,000	$4,945,000
Current	$6,613,000	$4,508,000
Non-Current	$—	$437,000

The current portion of accrued interest has been recorded in current accrued liabilities on the consolidated balance as of September 30, 2012.

13. Common stock options and warrants:

Common stock options outstanding and exercisable as of March 31, 2013 are as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2012	36,464,559	$0.53	6.86	$1,314,688
Granted	250,000	0.18	5.0	—
Exercised	—
Cancelled	(43,802)	0.18	5.0	—
Outstanding at March 31, 2013	36,670,757	0.52	6.35	298,850
Exercisable at March 31, 2013	34,864,924	$0.52	6.26	$298,850

Non-vested employee stock options:

	Shares	Weighted Avg. Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at October 1, 2012	2,422,261	$0.46
Granted	250,000	0.08
Vested	(866,428)	0.08
Cancelled	—	—
Non-vested at March 31, 2013	1,805,833	$0.59	$—

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

13. Common stock options and warrants (continued):

Common stock warrants outstanding and exercisable as of March 31, 2013 are as follows:

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value
Outstanding at October 1, 2012	24,887,173	$0.87
Issued	—	—
Exercised	—	—
Cancelled	(112,500)	1.10
Outstanding at March 31, 2013	24,774,673	0.87	$—
Exercisable at March 31, 2013	24,774,673	$0.87	$—

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

	Three Months ended March 31,		Six Months ended March 31,
	2013	2012	2013	2012
Revenues

Instruments and Disposables	$592,000	$992,000	$1,002,000	$1,738,000
Cell Culture Services	223,000	226,000	362,000	443,000
Therapeutic Vaccine	—	—	—	100,000
Total Revenues	815,000	1,218,000	1,364,000	2,281,000

Cost of Sales
Instruments and Disposables	394,000	557,000	767,000	988,000
Cell Culture Services	184,000	238,000	392,000	446,000
Therapeutic Vaccine	—	—	—	—
Total Cost of Sales	578,000	795,000	1,159,000	1,434,000
Gross Margin ($)	$237,000	$423,000	$205,000	$847,000
Gross Margin (%)	29%	35%	15%	37%

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

15. Commitments and contingencies:

2013 Bankruptcy proceedings:

On March 6, 2013, as a result of the Company’s inability to pay approximately $30 million of its senior secured debt which had become due on November 17, 2012, Biovest filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code with Case No.8:13-bk-02892-KRM.  The Company anticipates it will continue operations without interruption as the debtor-in-possession under this ongoing reorganization proceeding.

Whitebox litigation:

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, a majority of the holders of the outstanding November 2010 Convertible Notes commenced a breach of contract action to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million in the State of Minnesota.  Upon the filing of the 2013 Bankruptcy Case, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. The Company anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court.

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

Facility leases:

The Company leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which the Company uses for offices, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID™, the production of the Company’s perfusion cell culture equipment, and the Company’s contract cell culture services. The lease expires on December 31, 2020.   The Company has the right to extend the term of the lease.

The Company also leased approximately 7,400 square feet of office space in Tampa, Florida with Accentia and utilized the space as the Company’s principal executive and administrative offices. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.   On April 1, 2013, as a result of a motion filed by the Company, the Bankruptcy Court ordered the lease to be canceled.

As of April 10, 2013, the Company entered into a new lease for approximately 1,300 square feet of office space in Tampa, Florida and utilizes the space as the Company’s principal executive and administrative offices. The lease expires on December 31, 2014 and is cancelable by either party with 90 days prior notice.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

16. Subsequent events:

Advances under Debtor-in-Possession Financing:

As of May 13, 2013 the Senior Secured Lenders have advanced a total of $1.5 million to the Company under the terms of the DIP Financing described in Note 4.

Filing of Initial Plan of Reorganization and First Amended Plan of Reorganization:

On March 7, 2013, the Company filed its Plan of Reorganization under Chapter 11 (the “Initial Plan”).  The Initial Plan was the product of negotiations between the Company, the Independent Board Committee of our Board of Directors, and the Company’s senior secured lenders.  In summary, the Initial Plan provided for treatment of  claims and equity interests as follows: (i) satisfaction of the pre-petition and post-petition claims of the senior secured lenders by issuance of reorganized Biovest common stock constituting approximately ninety percent (90%) of the issued and outstanding shares of the reorganized Biovest common stock, (ii) issuance of designated amounts of the reorganized Biovest common stock to holders of allowed unsecured claims, and (iii) exchange of shares of existing Biovest common stock with designated amounts of reorganized Biovest common stock to the holders of allowed equity interests.  Based upon the objections to the DIP Financing Motion, on April 18, 2013, the Company filed its First Amended Plan of Reorganization in the case with the support of its senior secured lenders which, among other things, designates ninety percent (90%) of reorganized Biovest common stock to the senior secured lenders and ten percent (10%) of the reorganized Biovest common stock to holders of allowed unsecured claims, and provides for the cancellation of existing Biovest common stock, with such holders not to receive any recovery under the First Amended Plan on account of such equity interests (the “First Amended Plan”) and (together with the Initial Plan, collectively the “2013 Plan”).

On April 18, 2013, the Bankruptcy Court entered an order approving of the process and procedures for (i) a transaction for the sale of substantially all of the Company’s assets outside the ordinary course of business pursuant to Sections 363 and 365 of the Bankruptcy Code, and/or (ii) a transaction for the funding of an alternative plan of reorganization under the 2013 Plan, which, at a minimum, shall provide for (a) payment in full of the pre-petition and post-petition secured claims (inclusive of all fees, costs, interest and other amounts owed to the Senior Secured Lenders) of the Senior Secured Lenders and (b) higher or better treatment than that proposed in the 2013 Plan for the holders of other claims against, and equity interests in, the Company.

Accentia’s Disputed Ownership Claim for Intellectual Property
On April 3, 2013, Accentia sent a letter to Corps Real and its counsel, asserting ownership of certain of the intellectual property and/or inventions owned by the Company, based upon the fact that certain of the Company’s employees were also employees of Accentia.  The Company disputes Accentia’s alleged ownership claim, and anticipates that it will be filing an adversary proceeding against Accentia with respect to the disputed claim of ownership.

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

Based on our scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, we filed our formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing approval application process.  Additionally, based on a scientific advice meeting conducted with Health Canada, we announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. We could receive decisions regarding EU marketing and Canadian regulatory approvals for BiovaxID within 12 months after the submission and acceptance of our MAA and NDS assuming that the rigorous review processes advance forward in a timely and positive manner and no substantial regulatory issues or problems are encountered.  No assurance can be given that BiovaxID will receive marketing/regulatory approval from the regulatory authorities in any jurisdiction, including but not limited to the EU or Canada.  We also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to define the path for our filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further in its guidance, the FDA required that we conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support our filing of the BLA for BiovaxID.  We are preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support our planned commercialization of BiovaxID and to support the products of personalized medicine and particularly patient specific oncology products, we developed and commercialized the AutovaxID bioreactor, a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge.  Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate, compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. We plan to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID.  We believe that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically.   AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. We are collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and our related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

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

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately 81% of our then outstanding equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, we continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we file periodic and other reports with the Securities and Exchange Commission (“SEC”).   As of March 31, 2013, Accentia owned approximately 55% of our outstanding common stock.

In November 2010, we completed and formally exited our previous reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”).  On March 19, 2012, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) entered a Final Decree closing our Chapter 11 proceedings.  Through the provisions of our bankruptcy plan (as amended) (the “2010 Plan”), effective on November 17, 2010, we restructured our debt into a combination of new debt and equity.

2013 Bankruptcy Case

On March 6, 2013 (the “Petition Date”), as a result of our inability to pay approximately $30 million in secured debt which had become due in November, 2012, we filed a voluntary petition to reorganize under Chapter 11 (Case No.8:13-bk-02892-KRM) with the Bankruptcy Court (the “2013 Bankruptcy Case”).  During the pendency of the Chapter 11 proceedings, we expect to operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity.  On April 18, 2013, we filed our First Amended Plan of Reorganization in the case with the support of our senior, secured lenders.

The following is a summary of certain significant events which have taken place in the 2013 Bankruptcy Case.  The description of such matters or events is qualified in its entirety by the actual pleadings filed in the 2013 Bankruptcy Case and, to the extent of any inconsistencies between the descriptions in this and any subsequent Quarterly Report on Form 10-Q and such pleadings, such pleadings shall control.  All of such pleadings are on file with, and may be obtained from, the Bankruptcy Court.

Retention of Professionals

We have retained the law firm of Stichter, Riedel, Blain & Prosser, P.A. (“Stichter, Riedel”) as our general bankruptcy counsel in the 2013 Bankruptcy Case.  On April 4, 2013, the Bankruptcy Court entered a final order approving the application by Biovest to employ Stichter, Riedel as its general bankruptcy counsel in the Bankruptcy Case.  On May 6, 2013, the Court entered a final order nunc pro tunc permitting us to retain the accounting firm of Cherry, Bekaert, LLP to provide us with audit and accounting services.

Appointment of Unsecured Creditors Committee

On March 19, 2013, the United States Trustee appointed a committee of creditors holding unsecured claims in the 2013 Bankruptcy Case (the “Creditors’ Committee”).  The members of the Creditors’ Committee are Whitebox Multi-Strategy Partners, LP, Donald Ferguson c/o Land Dynamics, Inc., and Spruce LLC.

Appointment of Equity Security Holders’ Committee

On March 19, 2013, the United States Trustee appointed a committee of holders of equity interests in the 2013 Bankruptcy Case (the “Equity Committee”).  The members of the Equity Committee are ASM Capital Advisors, LLC, Michael Hill, James W. Hill, MD, John D. Scelsi, and Andrew Zawacki.

Schedules and Statement of Financial Affairs

On March 19, 2013, we filed our Schedules and Statement of Financial Affairs with the Bankruptcy Court.

Section 341 Meeting of Creditors

On April 8, 2013, the United States Trustee convened a meeting of Creditors in the 2013 Bankruptcy Case pursuant to Section 341 of the Bankruptcy Code.  The meeting of Creditors was concluded on the same date.

Debtor-in-Possession Financing

On March 8, 2013, we filed our Emergency Motion for Interim and Final Orders Under 11 U.S.C. §§ 105, 361, 362, 363(c), 364(c), 364(d)(1), 364(e) and 507 and Fed. R. Bankr. P. 2002, 4001 and 9014: (I) Authorizing Biovest to Obtain Postpetition Financing and Grant Senior Liens and Superpriority Administrative Expense Status; (II) Authorizing Biovest to Use Cash Collateral; (III) Granting Adequate Protection to Prepetition Senior Secured Creditors; and (IV) Scheduling a Final Hearing Pursuant to Bankruptcy Rules 2002, 4001 and 9014 (the “DIP Financing Motion”).  In the DIP Financing Motion, we requested authority to obtain post-petition loans, advances, and other financial accommodations from our prepetition senior secured creditors Corps Real, LLC (“Corps Real”), Laurus Master Fund, Ltd., Calliope Corporation, Valuens U.S. SPVI, LLC, Psource Structured Debt Limited, Valens Offshore SPV II, Corp, and Valens Offshore SPV I, Ltd, acting collectively through their agent, LV Administrative Services, Inc. (collectively, the “LV Entities”) (in their capacity as lenders under the DIP Financing Motion, collectively the “DIP Lenders”) in an amount of up to $5.675million secured by a security interest in and lien on all assets and properties of Biovest which will be senior to any existing pre-petition and post-petition liens, including any and all liens held by the DIP Lenders.

The post-petition financing was approved by the Bankruptcy Court on an interim basis pursuant to (i) that certain Interim Order Granting our DIP Financing Motion, dated March 14, 2013, (ii) that certain Second Interim Order our DIP Financing Motion, dated March 29, 2013.

At a final hearing conducted on April 8, 2013, the Court overruled the objections by the Equity Committee and the United States Trustee, granted the DIP Financing Motion on a final basis, and entered its Final Order Granting Debtor’s Emergency Motion for Interim and Final Orders Under 11 U.S.C. §§ 105, 361, 362, 363(c), 364(c), 364(d)(1), 364(e) and 507 and Fed. R. Bankr. P. 2002, 4001 and 9014: (I) Authorizing Biovest to Obtain Postpetition Financing and Grant Senior Liens and Superpriority Administrative Expense Status; (II) Authorizing Biovest to Use Cash Collateral; (III) Granting Adequate Protection to Prepetition Senior Secured Creditors; and (IV) Scheduling a Final Hearing Pursuant to Bankruptcy Rules 2002, 4001 and 9014 entered by the Bankruptcy Court on April 10, 2013 (the “Final DIP Financing Order”).

Pursuant to the Final DIP Financing Order, Biovest is authorized and empowered to (i) use cash collateral subject to the amended twelve week budget for the period from April 8, 2013 to June 30, 2013 attached to the Final DIP Financing Order, (ii) borrow up to $6.0 million  (inclusive of the advances made under the Interim Financing Orders, and inclusive of the March 5, 2013 $0.325 million advance made by Corps Real to us) from the DIP Lenders, on the terms and conditions set forth in the DIP Loan Documents (as defined in the Final DIP Financing Order, including the form of Debtor-in-Possession Credit and Security Agreement in the form filed with the Bankruptcy Court on April 8, 2013 (the “Final Credit Agreement”).

As approved, the Final DIP Financing Order and the Final Credit Agreement contemplate the filing of the Sale Motion and the request for the Bidding Procedures (both as discussed below), as well as the 2013 Plan, as well as the agreement reached with the Creditors’ Committee with respect to treatment under the Sale Motion and the 2013 Plan.

On April 11, 2013, the Equity Committee filed a notice of appeal, appealing the Final DIP Financing Order to the United States District Court for the Middle District of Florida.  As of the date of filing of this Form 10-Q, the appeal remains pending, but no action has been taken with respect to the appeal.

Accentia’s Disputed Ownership Claim for Intellectual Property

On April 3, 2013, Accentia sent a letter to Corps Real and its counsel, asserting ownership of certain of the intellectual property and/or inventions owned by us, based upon the fact that certain of our employees were also employees of Accentia.  We dispute Accentia’s alleged ownership claim, and anticipate that we will be filing an adversary proceeding against Accentia with respect to the disputed claim of ownership.

Section 363 Sale Motion and Bidding Procedures

On April 17, 2013, we filed a Motion for Entry of an Order (I) Approving the Sale of, and Bidding Procedures in Connection With the Sale of, Substantially All of the Assets of Biovest or the Rights Under our Amended Plan of Reorganization, (II) Establishing Procedures for the Assumption and/or Assignment by Biovest of Certain Executory Contracts and Unexpired Leases, (III) Approving Initial Overbid Amount and Subsequent Overbid Amounts, (IV) Approving Form and Manner of Notice of the Sale and Bidding Procedures, and (V) Setting Objection Deadlines (the “Sale Motion”).  The Sale Motion sought, including related relief as set forth in the Sale Motion, approval of the process and procedures for (i) a transaction for the sale of substantially all of our assets outside the ordinary course of business pursuant to Sections 363 and 365 of the Bankruptcy Code, and/or (ii) a transaction for the funding of an alternative plan of reorganization under the 2013 Plan, which, at a minimum, shall provide for (a) payment in full of the pre-petition and post-petition secured claims (inclusive of all fees, costs, interest and other amounts owed to the Senior Secured Lenders) of the Senior Secured Lenders and (b) higher or better treatment than that proposed in the 2013 Plan for the holders of other claims against, and equity interests in, us.  On April 18, 2013 the Bankruptcy Court entered an Order granting the Sale Motion and approving the process described herein.

A stalking horse asset purchase agreement, dated as of April 17, 2013 (including all schedules attached thereto, and as it may be amended, the “Asset Purchase Agreement”), has been entered into, subject to higher or better offers, by and between us, as seller, and Corps Real and LV Administrative Services, Inc. (as agent for certain of the Lenders), as purchaser (the “Stalking Horse Purchasers”), which Asset Purchase Agreement contemplates a sale transaction.  An executed copy of the Asset Purchase Agreement is attached as Exhibit A to the Sale Motion.  Prior to the closing under the Asset Purchase Agreement, the Stalking Horse Purchasers will assign all of their rights and obligations thereunder to their designee (the “Purchaser”).

In the event there are no Qualified Bidders (as defined in the Sale Motion) other than the Stalking Horse Purchasers, and the auction (as defined in the Sale Motion) does not occur, the Asset Purchase Agreement will be consummated with the Purchaser unless the 2013 Plan is confirmed by the Bankruptcy Court at the Confirmation Hearing, in which event the Asset Purchase Agreement will be deemed terminated.  The total purchase price to be paid by the Purchaser under the Asset Purchase Agreement in a sale transaction consists of (i) a credit bid of all or a portion of the Lenders Allowed Secured Claims (as defined below) owed, as of the date of the Auction, by our Company to Corps Real or the Laurus/Valens Lenders, (ii) the assumption of certain of our liabilities by the Purchaser, and (iii) the payment by the Purchaser of certain allowed administrative expense claims in the 2013 Bankruptcy Case as more particularly described in the Asset Purchase Agreement.  As of April 16, 2013, the amount of the Lenders Allowed Secured Claims was approximately $39 million.  The Asset Purchase Agreement also provides that the holders of allowed unsecured claims against us in the 2013 Bankruptcy Case shall receive ten percent (10%) of the equity in the Purchaser in the event of a closing under the Asset Purchase Agreement, and that the allowed unsecured claims shall not include any deficiency claim of the Senior Secured Lenders.

The Order approving the Sale Motion included approval by the Bankruptcy Court of the Bidding Procedures, which are attached to the Plan as Exhibit A.  The significant dates under the Bidding Procedures are (i) a deadline for receipt of qualified bids, which is 12:00 noon (Eastern Standard Time) on May 29, 2013; (ii) an auction, which will begin at 9:00 a.m. (Eastern Standard Time) on May 30, 2013; and (iii) a Sale Hearing to commence immediately prior to the Confirmation Hearing.

On April 25, 2013, the Court entered a final order authorizing retention of Ferghana Partners, Inc. as the investment banking firm to conduct the marketing and sale process mandated by the Sale Motion.

Equity Committee’s Motion to Appoint an Examiner or Chapter 11 Trustee

On April 8, 2013, during the final hearing on the DIP Financing Motion, the Equity Committee filed a Motion to Appoint an Examiner or Chapter 11 Trustee (Doc. No. 137).  Biovest filed a response and objection to the Motion, on the basis that (i) the motion was a negotiating tactic by the Equity Committee to obtain leverage in connection with the plan and sale process; (ii) the allegations even if proven did not rise to the level necessary to appoint a trustee or examiner; and (iii) the allegations were false and misleading.  At a hearing held on April 10, 2013, the Bankruptcy Court denied the motion, finding that the record made at the hearing and at previous hearings did not support the allegations contained in the motion, and determined that the allegations in the motion, even if proven, did not support the relief requested.  The Court expressed sensitivity about disparagement and use of the process in connection with the motion to create leverage in connection with the plan or sale process.  Finally, the Court determined that any concerns regarding the conduct of the sale process, other than concerns regarding the timing which have been addressed in connection with the relief previously granted by the Court, may be raised separately after input from the investment banker to be employed in connection with the sale.  On May 3, 2013 the Equity Committee filed a Motion for Reconsideration of the Court’s denial of the Trustee motion, which remains pending.

Claims Bar Dates

On March 7, 2013, the Bankruptcy Court entered its Notice of Chapter 11 Bankruptcy Case, Meeting of Creditors, & Deadlines which, among other things, established May 20, 2013 as the deadline for filing claims against us by all of our creditors (not including Governmental Units), and the date that is 180 days from the Petition Date as the deadline for filing claims against us by all Governmental Units.

Execution of Lease for New Corporate Offices in Tampa, Florida

As of the Petition Date, we subleased approximately 7,400 square feet of office space in Tampa, Florida located at 324 South Hyde Park Avenue, Suite 350 (the “Current Leased Premises”) at a monthly rental cost of approximately $16,000.  We took action in the 2013 Bankruptcy Case to reject the existing sublease for the Current Leased Premises and relocate our business operations in Tampa, Florida to smaller space at a greatly reduced monthly rental cost.  We filed a motion with the Bankruptcy Court seeking approval of the terms of a new lease, at a monthly rental cost of approximately $2,125, for a twelve month term on or about April 8, 2013, which motion was granted at a hearing held on April 8, 2013.

Rejection of Lease for Current Leased Premises

In conjunction with our decision to relocate our corporate and administrative offices to a smaller space at a greatly reduced monthly rental rate, we filed a motion with the Bankruptcy Court seeking authority to reject a lease with sublease between us, as sublessee, and Accentia, as sublessor, including a rejection, if necessary, of the primary lease between Accentia, as tenant, and Hyde Park Plaza Associates, Ltd., as landlord.  On April 18, 2013, the Bankruptcy Court granted our motion.

Filing of Initial Plan of Reorganization and First Amended Plan of Reorganization

On March 7, 2013, we filed our Plan of Reorganization of Biovest International, Inc. under Chapter 11 of Title 11, of the Bankruptcy Code, dated as of March 6, 2013 (the “Initial Plan”).  The Initial Plan was the product of negotiations between Biovest, the Independent Board Committee of our Board of Directors, and the Senior Secured Lenders, and resulted in what Biovest believed was fair and equitable treatment of Holders of Unsecured Claims and Holders of Equity Interests.  In summary, the Initial Plan provided for treatment of Claims and Equity Interests as follows: (i) satisfaction of the Prepetition and Postpetition Claims of the Senior Secured Lenders by issuance of designated amounts of the Reorganized Biovest Common Stock constituting approximately ninety percent (90%) of the issued and outstanding shares of the Reorganized Biovest Common Stock, (ii) issuance of designated amounts of the Reorganized Biovest Common Stock to Holders of Allowed Unsecured Claims, and (iii) exchange of shares of Existing Biovest Common Stock with designated amounts of Reorganized Biovest Common Stock to the Holders of Allowed Equity Interests.  On April 18, 2013, we filed our First Amended Plan of Reorganization (the “First Amended Plan”) and (together with the Initial Plan, collectively the “2013 Plan”)  in the Bankruptcy Case with the support of our Senior Secured Lenders which, among other things, designates ninety percent (90%) of Reorganized Biovest common stock to the Senior Secured Lenders and ten percent (10%) of the Reorganized Biovest common stock to holders of allowed unsecured claims, and provides for the cancellation of existing Biovest common stock, with such holders not to receive any recovery under the 2013 Plan on account of such equity interests.

Also on April 18, 2013, the Bankruptcy Court entered an order approving of the process and procedures for (i) a transaction for the sale of substantially all of our assets outside the ordinary course of business pursuant to Sections 363 and 365 of the Bankruptcy Code, and/or (ii) a transaction for the funding of an alternative plan of reorganization under the 2013 Plan, which, at a minimum, shall provide for (a) payment in full of the Prepetition and Postpetition Secured Claims (inclusive of all fees, costs, interest and other amounts owed to the Senior Secured Lenders) of the Senior Secured Lenders and (b) higher or better treatment than that proposed in the Plan for the Holders of other claims against, and equity interests in, us.

Results of Operations

Three and Six Months Ended March 31, 2013 Compared to the Three and Six Months Ended March 31, 2012

Revenues

Total revenues for the six months ended March 31, 2013 were $1.4 million, compared to revenues of $2.3 million for the six months ended March 31, 2012.  Included in product revenue in the prior fiscal year is $0.1 million resulting from a data sharing agreement involving the data from our Phase 3 clinical trial for BiovaxIDTM, while current year results do not contain comparable revenue.  Instrument sales for the six month period ended March 31, 2013 were approximately $1.0 million, representing a decrease of $0.7 million from the comparable six month period ended March 31, 2012.  This decrease in revenues is attributable to an overall decrease in unit sales, with instrument sales representing a decrease of $0.4 million, and cultureware sales representing a decrease of $0.2 million.  Service revenues from contract manufacturing activities for the six month period of the current year were $0.36 million representing a decrease of $0.08 million compared to same period in the prior year.

Instrument sales for the three month period ended March 31, 2013 were approximately $0.6 million, representing a decrease of $0.4 million over the same three month period ended March 31, 2012 attributable to a decrease in unit sales of instruments and cultureware.  Service revenues from contract manufacturing activities for the three month period relatively unchanged when compared to same period in the prior year.

The decrease in revenue for the three-month period and for the six-month period reflects the Company’s inability to purchase raw materials due to cash constraints as well as the impact of the reorganization proceeding under Chapter 11.

Gross Margin

The overall gross margin as a percentage of sales for the six months ended March 31, 2013 decreased from 37% to 15% when compared to the six months ended March 31, 2012. This is primarily due to the reduction in unit sales of instruments in the current year, and also to the reduction in cultureware unit sales compared with the comparable period in 2012.

Operating Expenses

Research and development expenses have decreased by $0.5 million for both the three the six month periods ended March 31, 2013 when compared to the three and six month periods ended March 31, 2012. This change is attributable to a non-cash charge for compensation expense associated with incentive stock options issued to our employees on March 30, 2012.  There was no such comparable charge in the current fiscal year.

General and administrative expenses for the three and six month periods ended March 31, 2013 decreased by $1.9 million when compared to the three and six month periods ended March 31, 2012 again due to the same incentive stock option issuance discussed above.

Other Income (Expense)

Other expense for the three and six months ended March 31, 2013, includes contractual interest charges and amortization of discounts regarding the LV Entities Term A and Term B Notes, the Corps Real Notes, the November 2010 Convertible Notes, and other long term notes issued to our unsecured creditors as a result of our 2010 Plan. Due to the fact that a majority of our debt matured on November 17, 2012, any discounts associated with the matured debt had been fully amortized in the first quarter of the 2013 fiscal year. Thus, the three months ended March 31, 2013 contained no charges to interest expense for the amortization of discounts, while the three months ended March 31, 2012 contained a discount amortization charge of approximately $0.4 million.

Interest expense for the six months ended March 31, 2013 increased by $1.1 million over the same period in the previous fiscal year.  On October 9, 2012, as consideration for an additional $0.7 million loaned to us under the terms of the Corps Real I Note, Accentia agreed: (a) to amend the expiration date of its June 13, 2011 common stock purchase warrant issued to Corps Real from June 13, 2016 to June 13, 2021; (b) to amend its security agreements with Corps Real and Pabeti, Inc. to include and cross-collateralize all of Accentia’s collateral securing Accentia’s obligations to Corps Real and Pabeti, Inc.; and (c) to issue to Corps Real a new common stock purchase warrant to purchase 5.5 million shares of Accentia’s common stock for an exercise price of $0.14 per share.  As a result of the modification to the existing Accentia warrant, as well and the issuance of the new Accentia warrant, a total of $0.9 million was added to the outstanding principal balance of the Accentia Promissory Demand Note in October 2012.  This $0.9 million was recorded as a discount to the Corps Real Note and amortized to interest expense through the original term of the note (November 17, 2012), substantially accounting for the increase in interest expense in the current fiscal year.

Other expense also includes a gain of $0.7 million and a loss of $0.9 million on derivative liabilities for the six months ended March 31, 2013 and 2012, respectively. In connection with the issuance of our November 2010 Convertible Notes, we issued warrants which have contingent exercise provisions. These warrants have been recorded as a derivative liability, which we are required to record at fair value. The values of these liabilities vary directly with the trading price of our outstanding common stock, accounting for the current and previous year derivative gains/losses.

Reorganization Items

Professional Fees: In the current fiscal year’s results are expenses of $0.3 million for legal fees, U.S. Trustee fees and other professional fees associated with our current Chapter 11 proceedings.

Provision for rejected contracts: In an effort to decrease operating expenses, we rejected and terminated our lease in Tampa, FL, effective on April 20, 2013 through our reorganization proceedings. We initially recorded a net provision of $0.04 million to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier.

Liquidity

As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2013, we had an accumulated deficit of approximately $178.5 million and working capital deficit of approximately $0.2 million (not including those liabilities subject to compromise through our 2010 Bankruptcy Case). Cash and cash equivalents, at March 31, 2013, were approximately $0.2 million. Our independent auditors issued a “going concern” uncertainty report on our consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern.

Corps Real Financings:

On December 3, 2012, we issued a secured promissory note to Corps Real in the amount of $1.5 million (the “Corps Real II Note”).  Corps Real is an Illinois limited liability company, and is principally owned and managed by Ronald E. Osman, a member of our Board of Directors.  The Corps Real II Note accrues interest at 16% per annum with all interest due at maturity – December 3, 2013.  The Corps Real II Note is secured by a first priority lien on all of our assets.

On March 5, 2013 we issued an additional secured note to Corps Real in the amount of $0.3 million (the “Corps Real III Note”).  The Corps Real III Note accrues interest at 16% per annum with all interest due at maturity – March 5, 2014.  The Corps Real III Note is secured by a first priority lien on all of our assets.

Pursuant to the 2013 Bankruptcy Case, both the Corps Real II Notes and Corps Real III Notes are subject to compromise.  As of March 31, 2013 we had approximately $50 million in pre-petition debt which are subject to compromise through the 2013 Bankruptcy Case.

Debtor-in-Possession Financing:

On March 8, 2013, we filed the DIP Motion, requesting authority to obtain the DIP Financing from our Senior Secured Lenders to be funded to us and secured by a security interest in and lien on all of our assets and properties which will be senior to any existing pre-petition and post-petition liens, including any and all liens held by the Senior Secured Lenders.

On April 10, 2013, the DIP Financing was approved by the Bankruptcy Court pursuant to a final DIP financing order.  Under the terms of the final DIP financing order, we are authorized draw down funds from the total $5.7 million committed in accordance with a twelve week budget covering the period from April 8, 2013 to June 30, 2013 which was attached to the final DIP financing order.  Any funds advanced under the DIP Financing accrue interest at 16% per annum.  Funds advanced under the DIP financing, along with all accrued interest mature on the earlier to occur of (i) the effective date of a confirmed plan of reorganization or (ii) December 31, 2013.  As of March 31, 2013, the Senior Secured Lenders had advanced to us $0.5 million under the terms of the DIP Financing.

Additional expected financing activity:

It is our intention to meet our cash requirements through proceeds from the sales of our instrument and disposables and cell culture products and services, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 proceedings and from the proceeds available under the DIP Financing discussed above.

As of March 31, 2013, we had $5.2 million available to us, under the DIP Financing, to fund our operations during 2013.  Our ability to fund operations as well as the commencement of the additional confirmatory Phase 3 clinical trial required for FDA approval and continue our detailed analyses of BiovaxID™’s clinical trial results, is dependent not only upon our ability to restructure our debt obligations through our Chapter 11 reorganization proceedings, but also on our ability to obtain additional significant external funding in the near term, which raises substantial doubt about our ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought through the Sale Motion filed in the Chapter 11 proceedings on April 17, 2013, strategic collaborations, recognized research funding programs, and potential domestic and/or foreign licensing of our product candidates and efforts to sell debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our stakeholders’ best interests, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Cash Flows for the Six Months Ended March 31, 2013

Our net loss for the six months ended March 31, 2013 was $5.7 million. We have adjusted the net loss on our cash flow statement for certain non-cash expenses including the amortization of discounts recorded on our outstanding debt in the amount of $1.6 million, as well as an adjustment of $0.7 million representing a gain on derivative liabilities associated with the warrants we issued in November 2010. After these and other non-cash adjustments to our net loss, cash used in operating activities was $2.3 million for the six months ended March 31, 2013.

Net cash flows from financing activities were $2.5 million for the six months ended March 31, 2013. Financing activities for the period included the repayment of approximately $0.4 million in principal on the Accentia intercompany balance.   We also received a total aggregate amount of approximately $2.5 million under the terms of the Corps Real I, II and III Notes, as well as $0.5 million under the terms of the DIP Financing which were used to fund our business operations for the period.

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

Changes in Internal Control Over Financial Reporting

Due to various organizational changes that have occurred over the six months ended March 31, 2013, some of our processes relating to  internal control over financial reporting have been modified.  However, in evaluating  these modifications, we do not expect that they have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

2013 Bankruptcy proceedings:

On March 6, 2013, we filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) with Case No.8:13-bk-02892-KRM.  On March 7, 2013, we filed our Plan of Reorganization, and, on April 18, 2013, we filed our First Amended Plan of Reorganization. On April 18, 2013, the Bankruptcy Court entered an Order Approving First Amended Disclosure Statement, etc. which set a hearing for confirmation of our First Amended Plan of Reorganization for May 31, 2013.

Whitebox litigation

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, a majority of the holders of the outstanding November 2010 Convertible Notes commenced a breach of contract action to secure monetary judgment(s) against us for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million in the State of Minnesota.  Upon the filing November 2010 Convertible Notes of the 2013 Bankruptcy Case, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. We anticipate that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court.

Other proceedings:

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) the Corps Real Note with an aggregate principal balance of $3.0 million, (2) the LV EntitiesTerm A Notes with an aggregate principal balance of $23.5 million, and (3) the November 2010 Convertible Notes with an aggregate principal balance of $1.2 million (collectively, the “Matured Obligations”).  Because we were unable to pay the amount due on November 17, 2012, an event of default occurred. With the exception of the Whitebox litigation (described herein), we have not been notified of an event of default by the other holders of the outstanding November 2010 Convertible Notes.  Pursuant to cross-default provisions contained in the LV Entities Term B Notes and the Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  We have not been notified of an event of default by any of the holders of the notes.  Subsequent to the filing of the 2013 Bankruptcy Case, any action by any such holders of the notes was automatically stayed.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

10.1	Secured Promissory Note, dated March 4, 2013, between Biovest and Corps Real, LLC

10.2	Security Agreement, dated March 4, 2013, between Biovest and Corps Real, LLC

10.3	300 S Hyde Park Center Office Lease Agreement, dated April 8, 2013 between Biovest and Myrback Enterprises LLC

10.4
Final Order Under 11 U.S.C. §§ 105, 361, 362, 363(c), 364(c), 364(d)(1), 364(e) and 507 and Fed. R. Bankr. P. 2002, 4001 and 9014: (I) Authorizing the Debtor to Obtain Postpetition Financing and Grant Senior Liens and Superpriority Administrative Expense Status; (II) Authorizing the Debtor to Use Cash Collateral; (III) Granting Adequate Protection to Prepetition Senior Secured Creditors; and (IV) Scheduling a Final Hearing Pursuant to Bankruptcy Rules 2002, 4001 and 9014, dated April 10, 2013

10.5	Engagement Agreement, dated April 17, 2013, between Biovest and Ferghana Securities, Inc.

10.6
Debtor-In-Possession Credit and Security Agreement by and among Biovest and Corps Real, LLC and Plan Secured Promissory Note, dated November 17, 2010, between Biovest and Corps Real, LLC and PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Laurus Master Fund, Ltd. (in liquidation), Calliope Corporation and LV Administrative Services, Inc. as of April 18, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

101
The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2013 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2011 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2013	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
President; Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)