Form 10-Q
period 2013-06-30
BIOVEST INTERNATIONAL INC
filed 2013-08-14
CIK 704384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of August 14, 2013, there were 100,000,000 shares of the registrant’s common stock outstanding.

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
BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
(Debtor in Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash	$312,000	$72,000
Accounts receivable, net of $8,000 allowance for doubtful accounts at June 30, 2013 and September 30, 2012	464,000	221,000
Costs and estimated earnings in excess of billings on uncompleted contracts	151,000	28,000
Inventories	560,000	400,000
Prepaid expenses and other current assets	456,000	152,000
Total current assets	1,943,000	873,000
Property and equipment, net	1,304,000	935,000
Patents and trademarks, net	179,000	202,000
Goodwill	2,131,000	2,131,000
Other assets	371,000	598,000
Total assets	$5,928,000	$4,739,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$787,000	$736,000
Accrued liabilities	844,000	5,069,000
Customer deposits	2,000	—
Billing in excess of costs and estimated earnings on uncompleted contracts	73,000	—
Derivative liabilities	—	857,000
Notes payable, related party	3,033,000	5,936,000
Current maturities of long term debt	—	28,889,000
Total current liabilities	4,739,000	41,487,000

Long term debt, less current maturities	—	2,833,000
Accrued interest	—	437,000
Other	26,000	98,000
Total liabilities not subject to compromise	4,765,000	44,855,000
Liabilities subject to compromise (Note 9)	44,350,000	—
Total liabilities	49,115,000	44,855,000
Commitments and contingencies (Note 14)	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 146,510,818 and 146,436,893 issued and outstanding at June 30, 2013 and September 30, 2012	1,465,000	1,464,000
Additional paid-in capital	131,398,000	131,307,000
Accumulated deficit	(176,050,000)	(172,887,000)
Total stockholders’ deficit	(43,187,000)	(40,116,000)
Total liabilities and stockholders’ deficit	$5,928,000	$4,739,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY (Debtor in Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Products	$644,000	$712,000	$1,646,000	$2,550,000
Services	551,000	192,000	913,000	635,000
Total revenue	1,195,000	904,000	2,559,000	3,185,000
Operating costs and expenses:
Cost of revenue:
Products	452,000	476,000	1,219,000	1,464,000
Services	336,000	252,000	728,000	698,000
Research and development expense	1,085,000	919,000	2,703,000	3,059,000
General and administrative expense	726,000	738,000	2,070,000	3,937,000
Total operating costs and expenses	2,599,000	2,385,000	6,720,000	9,158,000
Loss from operations	(1,404,000)	(1,481,000)	(4,161,000)	(5,973,000)

Other income (expense):
Interest expense, net	(71,000)	(1,371,000)	(3,413,000)	(3,568,000)
Gain on derivative liabilities	150,000	1,082,000	851,000	190,000
Other expense, net	—	(2,000)	—	(10,000)
Total other income (expense)	79,000	(291,000)	(2,562,000)	(3,388,000)

Loss before reorganization items	(1,325,000)	(1,772,000)	(6,723,000)	(9,361,000)

Reorganization items:
Gain on reorganization	—	—	—	222,000
Gain on disallowance of Accentia claim	4,544,000	—	4,544,000	—
Gain on waiver of pre-petition expenses	—	—	82,000	—
Professional fees	(716,000)	—	(1,028,000)	(25,000)
Provision for rejected contracts	—	—	(38,000)	—
Total reorganization items	3,828,000	—	3,560,000	197,000
Net Income/(Loss)	$2,503,000	$(1,772,000)	$(3,163,000)	$(9,164,000)

Income/(Loss) per common share:
Basic and diluted	$0.02	$(0.01)	$(0.02)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	146,510,818	145,669,967	146,505,676	144,902,554

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY
(Debtor in Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at October 1, 2012	146,436,893	$1,464,000	$131,307,000	$(172,887,000)	$(40,116,000)
Issuance of common shares for interest on outstanding debt	73,925	1,000	15,000	—	16,000
Employee share-based compensation	—	—	76,000	—	76,000
Net Loss	—	—	—	(3,163,000)	(3,163,000)
Balances at June 30, 2013	146,510,818	$1,465,000	$131,398,000	$(176,050,000)	$(43,187,000)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARY (Debtor in Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,163,000)	$(9,164,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	123,000	96,000
Amortization of patents	22,000	22,000
Employee share-based compensation	76,000	2,532,000
Amortization of discount on notes payable	1,565,000	1,295,000
Amortization of deferred loan costs	9,000	89,000
Shares issued for interest on outstanding debt	1,000	12,000
Gain on derivative liabilities	(851,000)	(190,000)
Changes in cash resulting from changes in:
Operating assets	(597,000)	80,000
Operating liabilities	2,608,000	2,184,000
Net cash flows from operating activities before reorganization items	(207,000)	(3,044,000)
Reorganization items:
Gain on disallowance of Accentia claim	(4,544,000)	—
Gain on waiver of pre-petition claim	(82,000)	—
Provision for rejected contracts	38,000	—
Increase in accrued professional fees	491,000	—
Gain on reorganization plan	—	(222,000)
Net change in cash flows from reorganization items	(4,097,000)	(222,000)
Net cash flows from operating activities	(4,304,000)	(3,266,000)
Cash flows from investing activities:
Acquisition of furniture, equipment and leasehold improvements	(492,000)	(300,000)
Net cash flows from investing activities	(492,000)	(300,000)
Cash flows from financing activities:
Repayment of notes payable and long-term debt	(75,000)	(21,000)
Proceeds from notes payable and long-term debt	5,558,000	—
(Payments to)/advances from related party	(447,000)	3,033,000
Proceeds from exercise of stock options and warrants	—	181,000
Proceeds from equipment financing	—	219,000
Net cash flows from financing activities	5,036,000	3,412,000

Net change in cash	240,000	(154,000)
Cash at beginning of period	72,000	201,000
Cash at end of period	$312,000	$47,000

Supplemental disclosure of cash flow information:

Non-cash financing and investing transactions:
Issuance of shares for payment of interest on outstanding debt	$15,000	$77,000
Issuance of shares to settle pre-petition claims	—	952,000
Increase in March 2014 Obligations	—	63,000
Cash paid for interest during period	$3,000	$161,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

To support the Company’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, the Company developed and commercialized the AutovaxID bioreactor, a fully automated cell culture instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge.  Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. The Company plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID.  The Company believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically.   AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. The Company also manufactures instruments and disposables used in the hollow fiber production of cell culture products. The Company manufactures mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers.  The Company has produced over 7,000 cell based products for an estimated 2,500 researchers around the world.  The Company considers its vast experience in manufacturing small batches of different cell based products, together with its expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting the Company’s development of patient specific immunotherapies.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

1. Description of the company (continued)

Corporate Overview:

In April 2003, the Company entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”).  As a result of this agreement, in June 2003, the Company became a subsidiary of Accentia through the sale of shares of the Company’s authorized but unissued common and preferred stock representing approximately 81% of the Company’s then outstanding equity immediately following the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, the Company continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company files periodic and other reports with the Securities and Exchange Commission (“SEC”).  As of June 30, 2013, Accentia owned approximately 55% of the Company’s outstanding common stock.

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

2. The 2013 Bankruptcy Case:

On March 6, 2013 (the “Petition Date”), as a result of the Company’s inability to pay approximately $30 million in secured debt which had become due on November 17, 2012, the Company filed a voluntary petition to reorganize under Chapter 11, Case No.8:13-bk-2892-KRM, with the Bankruptcy Court (“the 2013 Bankruptcy Case”).  During the pendency of the Chapter 11 proceedings, the Company has operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

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

On April 18, 2013, the Bankruptcy Court entered an Order approving of the process and procedures for (i) a transaction for the sale of substantially all of the Company’s assets outside the ordinary course of business pursuant to Sections 363 and 365 of the Bankruptcy Code, and/or (ii) a transaction for the funding of an alternative plan of reorganization, which, at a minimum, shall provide for (a) payment in full of the pre-petition and post-petition secured claims (inclusive of all fees, costs, interest and other amounts owed to the senior secured lenders) of the senior secured lenders and (b) higher or better treatment than that proposed in the plan for the holders of other claims against, and equity interests in, the Company. Also on April 18, 2013, the Bankruptcy Court approved the employment of Ferghana Partners, Inc, as an investment banker to provide services in connection with a potential sale transaction.  The deadline for submission of bids under the Section 363 Sale process was set for May 29, 2013 and the hearing regarding the Section 363 Sale, assuming the receipt of a qualifying bid, was also set for May 31, 2013. At the May 31, 2013 hearing, testimony of Ferghana Partners reported that no bids had been submitted by any third party for either a purchase of the Company’s assets or the funding of an alternative plan of reorganization.  On June 10, 2013 the Bankruptcy Court approved the Section 363 Sale to the Secured Lenders pursuant to the stalking horse bid as an alternative to the event that the Plan could not become Effective for any reason.

On June 10, 2013, the Company filed its First Modification to the First Amended Plan of Reorganization (the “2013 Plan”) in the case with the support of its senior, secured lenders.   The 2013 Plan provides for, among other things, the cancellation of all presently outstanding common stock, options and warrants in the Company.  In addition, the 2013 Plan provides for the conversion of virtually all pre-petition debt into new common stock of the reorganized Company as follows: (i) all outstanding indebtedness due to the Company’s senior secured lenders, totaling in excess of $41.0 million, will be converted into new equity representing ninety three percent (93%) of the issued and outstanding common stock in the reorganized Company and; (ii) approximately $5.4 million of unsecured indebtedness outstanding under the Company’s prepetition unsecured debt obligations will be converted and exchanged for new equity representing seven percent (7%) of the issued and outstanding common stock in the reorganized Company.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

On June 27, 2013 an evidentiary hearing was held to determine the validity of an unsecured claim filed by Accentia (the “Accentia Claim”), our former majority shareholder and parent corporation.  The Company had originally classified its intercompany obligation due to Accentia as a “debt subject to compromise” through the Chapter 11 proceeding.  In the course of our Chapter 11 proceeding, Accentia timely filed an initial Proof of Claim for $5.0 million and later an Amended Proof of Claim in the amount of approximately $6.5 million.  The Official Committee of Unsecured Creditors (the “Creditors Committee”) filed an objection to the Accentia Claim, and after the June 27th hearing the Bankruptcy Court upheld the objection of the Creditors Committee and denied the Accentia Claim in its entirety, ruling that Accentia’s claim be stricken and that Accentia would have no continued claim in the Chapter 11 Case.

On June 28, 2013, the Bankruptcy Court entered an Order Confirming the Debtor’s First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Confirmation Order"), which approved and confirmed the Plan.  The occurrence of the Plan’s Effective Date was subject to satisfaction or waiver of certain conditions precedent including no modification or stay of the Confirmation Order or entry of other court order prohibiting the consummation of the transactions contemplated by the Plan, and all other actions and documents necessary to implement the Plan shall have been effected or executed. Each of the foregoing conditions to the effectiveness of the Plan were satisfied or waived, and the Effective Date occurred on July 9, 2013.

As a result of the Confirmation of our First Amended Plan of Reorganization, as modified, and upon the Effective Date of that Plan all previously-existing equity interests in our Company were canceled and extinguished, and new common stock is to be issued to secured and unsecured creditors.  Thus, as of July 9, 2013, Accentia ceased to be a stockholder of the Company and, in light of the previous denial of its unsecured creditor claim, retains no debt or equity interest in reorganized Biovest.

See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon the Effective Date of the 2013 Plan.

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

Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The accompanying condensed consolidated balance sheet at September 30, 2012 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

Principles of consolidation:

The unaudited condensed consolidated financial statements include Biovest Europe, Limited, a wholly owned subsidiary of the Company. Biovest Europe, Limited was incorporated in the United Kingdom effective June 29, 2011.

All significant inter-company balances and transactions have been eliminated.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

Inventories:

Inventories consist primarily of supplies and parts used in the assembly of the Company’s hollow fiber instrumentation and related materials. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method.

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

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the carrying value of the related assets. During the nine months ended June 30, 2013, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

The Company uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility.  Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

4. Liquidity:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2013, the Company had an accumulated deficit of approximately $176 million and working capital deficit of approximately $2.8 million (not including those liabilities subject to compromise through the Company’s bankruptcy proceedings). Cash and cash equivalents, at June 30, 2013, were approximately $0.3 million. The Company’s independent auditors issued a “going concern” uncertainty report on the Company’s consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Funding to provide the Company with working capital to continue its development of BiovaxID over the past nine months has been provided through secured promissory notes issued to our secured lenders.  Below is a summary of these transactions.

Corps Real Financings:

On December 3, 2012, the Company issued a secured promissory note to Corps Real, LLC (“Corps Real”) in the principal amount of $1.5 million (the “Corps Real II Note”).  Corps Real is an Illinois limited liability company, and is principally owned and managed by Ronald E. Osman, the chairman of the Company’s Board of Directors.  The Corps Real II Note accrues interest at 16% per annum with all interest due at maturity – December 3, 2013 and is secured by a first priority lien on all of the Company’s assets.

On March 5, 2013 the Company issued an additional secured note to Corps Real in the principal amount of $0.3 million (the “Corps Real III Note”).  The Corps Real III Note accrues interest at 16% per annum with all interest due at maturity – March 5, 2014 and is secured by a first priority lien of all the Company’s assets.

Due to the Company’s 2013 Bankruptcy Case, filed on March 6, 2013, both the Corps Real II Note and the Corps Real III Note are subject to compromise through the Company’s reorganization proceedings.  A summary of all the debt subject to compromise through the Company’s reorganization proceedings can be found in Note 9 below.
As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, any obligations due under the Corps Real Notes have been extinguished in return for common stock of the reorganized Company.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

On April 10, 2013, the DIP Financing was approved by final order of the Bankruptcy Court (the “DIP Order”).  Pursuant to the DIP Order, the Company is authorized draw down funds from the total $5.7 million committed in accordance with a budget filed with the court and approved by the Secured Lenders.

As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, amounts due under the DIP Financing have been extinguished in return for common stock of the reorganized Company.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

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

As of August 14, 2013, the Company has approximately $2.0 million available under the DIP Financing, which is anticipated to fund the Company’s operations and commercialization efforts through October, 2013.   The Company’s ability to fund the additional confirmatory Phase 3 clinical trial required for FDA approval and to continue its detailed analyses of BiovaxID™’s clinical trial results and preparation for anticipated regulatory filings is dependent on the Company’s ability to obtain significant additional external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company through strategic collaborations, recognized research funding programs, domestic and/or foreign licensing of the Company’s product candidates and future potential issuances of debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

Major customer information is as follows:

•	Four customers accounted for 75% of revenues for the three months ended June 30, 2013.

•	Four customers accounted for 67% of revenues for the three months ended June 30, 2012.

•	Two customers accounted for 43% of revenues for the nine months ended June 30, 2013.

•	One customer accounted for 21% of revenues for the nine months ended June 30, 2012.

•	Three customers accounted for 64% of trade accounts receivable as of June 30, 2013.

•	Three customers accounted for 71% of trade accounts receivable as of September 30, 2012.

A significant amount of the Company’s revenue has been derived from export sales. Details on the Company’s export sales are as follows:

•	The Company’s sales to the United Kingdom and Canada were 30% and 16% of revenues, respectively, for the three months ended June 30, 2013.

•	The Company had export sales totaling 24% of revenues to the United Kingdom and 23% of revenues to Canada for the three months ended June 30, 2012.

•	The Company had export sales totaling 32% of revenues to the United Kingdom and 15% of revenues to Canada for the nine months ended June 30, 2013.

•	The Company had export sales totaling 21% of revenues to the United Kingdom and 17% of revenues to Canada for the nine months ended June 30, 2012.

6. Inventories:

Inventories consist of the following:

	June 30, 2013 (Unaudited)	September 30, 2012
Raw materials	$371,000	$320,000
Work-in-process	60,000	—
Finished goods	129,000	80,000
	$560,000	$400,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

7. Related party transactions:

Notes payable, related party consists of the following:

	June 30, 2013 (Unaudited)	September 30, 2012
Corps Real I Note	$—	2,292,000
Unamortized discount on Corps Real I Note	—	(397,000)
Accentia Intercompany Payable	—	4,041,000
Debtor in Possession Financing (Note 4)	3,033,000	—
	$3,033,000	$5,396,000

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

As a result of the Company’s 2013 Bankruptcy Case, the balance outstanding under Corps Real I Note has been reclassified to ‘liabilities subject to compromise’ on the June 30, 2013 balance sheet (see Note 9).

As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, any obligations due under the Corps Real I Note have been extinguished in return for common stock of the reorganized Company.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

Accentia Intercompany Payable:

The Accentia intercompany payable consists mainly of advances to the Company from Accentia in the form of cash, interest, payments directly to third parties on the Company’s behalf, and allocated inter-company expenses for items such as payroll, insurance, and shared facility expenses.  The Company had originally classified the intercompany obligation due to Accentia as a  “debt subject to compromise” at the outset of the Company’s 2013 Bankruptcy Case in the amount of $4.5 million, the amount the Company expected would represent an allowed claim in the Company’s proceeding.  In the course of the Company’s Chapter 11 proceeding, Accentia timely filed a Proof of Claim in the amount of approximately $6.5 million.  The Official Committee of Unsecured Creditors (the “Creditors Committee”) filed an objection to the Accentia Claim, and at a hearing held June 27, 2013, the Bankruptcy Court upheld the objection of the Creditors Committee and denied the Accentia Claim in its entirety, ruling that Accentia’s claim be stricken and that Accentia would have no continued claim in the Chapter 11 Case.

As a result of the Bankruptcy Court’s ruling on June 27, 2013, a gain of $4.5 million on disallowance of Accentia claim was recorded on the Company’s Statements of Operations for the three and nine month periods ended June 30, 2013.

8. Long-term debt:

Long-term debt is presented in the table below.  As a result of the Company’s 2013 Bankruptcy Case, all obligations listed in the table have been classified as liabilities subject to compromise on the Company’s balance sheet as of June 30, 2013 (see Note 9).

	June 30, 2013 (Unaudited)	September 30, 2012
March 2014 Obligations	$—	$2,833,000
November 2010 Convertible Notes, net of discount of $0.29 million on September 30, 2012	—	928,000
Minnesota Promissory Notes	—	344,000
LV Entities Term A Notes	—	23,467,000
LV Entities Term B Notes	—	4,160,000
	—	31,722,000
Less: current maturities	—	(28,889,000)
	$—	$2,833,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

November 2010 Convertible Notes:

On November 17, 2010, the Company issued convertible notes (the “November 2010 Convertible Notes”) in the original aggregate principal amount of $7.04 million.  Interest on the November 2010 Convertible Notes accrued at a fixed rate of 7% per annum and was payable monthly.  The Company has paid the monthly interest due under the November 2010 Convertible Notes in shares of the Company’s common stock.   The holders of the November 2010 Convertible Notes had the option to convert all or a portion of the outstanding balance of the November 2010 Convertible Notes s into shares of the Company’s common stock at a conversion rate of $0.91 per share.  As of November 17, 2012, the maturity date of the November 2010 Convertible Notes, a total of $5.8 million in principal had been converted to the Company’s common stock, resulting in the issuance of 6.9 million shares of the Company’s common stock.  The aggregate principal balance outstanding on the November 2010 Convertible Notes, was approximately $1.2 million and became due and payable on November 17, 2012.

Because the Company was unable to pay the amounts due under the November 2010 Convertible Notes on November 17, 2012, an event of default occurred.  On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”) who hold a majority of the outstanding November 2010 Convertible Notes, commenced a breach of contract action in the State of Minnesota to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them.   Upon the filing of the 2013 Bankruptcy Case, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. As a result of the outstanding balance on their November 2010 Convertible Notes, the Whitebox Entities have an allowed unsecured claim in the approximate amount of $1.4 million in the Company’s 2013 Bankruptcy Case.

The common stock purchase warrants issued in conjunction with the November 2010 Convertible Notes contained adjustment features properly classified as derivative instruments required to be recorded at fair value.  The fair value of these derivative instruments have also been recorded as liabilities subject to compromise on the Company’s June 30, 2013 balance sheet due to the Company’s 2013 Bankruptcy Case.  As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, all of the Company’s outstanding warrants were cancelled.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, the obligations due under the Minnesota Promissory Notes were affirmed.  On July 16, 2013, the Company issued payment in the amount of $9,353 representing the cumulative balance of the missed monthly principal and interest payments due while the Company was in reorganization.  It is the Company’s intent to resume the monthly amortizing payments due under the original terms of the notes beginning with the August 2013 installment.

LV Entities Term A and Term B Notes:

On November 17, 2010, the Company issued two notes – one in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to the LV Entities.

The Term A Notes accrued interest at the rate of 8% per annum (with a 12% percent per annum default rate) and became due on November 17, 2012.  On November 18, 2010, the Company prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received from the issuance of the November 2010 Convertible Notes.

The Term B Notes were due in one installment of principal and interest on November 17, 2013, and accrued interest at the rate of 8% per annum (with a 12% per annum default rate).

The Term A Notes and Term B Notes were secured by a lien on all of the Company’s assets, junior only to the lien granted to Corps Real and to certain other permitted liens. The Term A Notes and Term B Notes were guaranteed (as amended) by Accentia (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty was secured by Accentia’s pledge of 20,115,818 shares of Biovest common stock owned by Accentia.

On November 17, 2012, with the Term A Notes having matured, the Company and the LV Entities entered into a standstill agreement, whereby (i) the maturity dates of the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) the LV Entities granted the Company a forbearance until January 31, 2013 from exercising its rights and/or remedies available to it under the Term A Notes Notes.  Upon notification of an event of default by the LV Entities, LV (a) had the right to foreclose upon their lien on all of the Company’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of the Company’s Board of Directors.  The Company had not been notified of an event of default under the Term A or Term B Notes prior to the Company’s filing its 2013 Bankruptcy Case.

As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, any obligations due under the March 2014 Obligations, the November 2010 Convertible Notes, and the LV Entities Term A and B Notes have been extinguished in return for common stock of the reorganized Company.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

9. Liabilities subject to compromise:

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Company rejected a number of prepetition executory contracts with respect to the Company’s operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims and were classified as liabilities subject to compromise.   ASC Topic 852-Reorganizations require prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following:

	June 30, 2013 (Unaudited)	September 30, 2012
November 2010 Convertible Notes (Note 8)	$1,216,000	$—
Corps Real I Note (Note 7)	2,992,000	—
Corps Real II Note (Note 4)	1,500,000	—
Corps Real III Note (Note 4)	325,000	—
LV Entities Term A Notes (Note 8)	23,467,000	—
LV Entities Term B Notes (Note 8)	4,160,000	—
March 2014 Obligations (Note 8)	2,833,000	—
Minnesota Promissory Notes (Note 8)	328,000	—
Accrued interest on outstanding debt (Note 11)	6,609,000	—
Series A Exchange Warrant liability (Note 10)	5,000	—
Pre-petition accounts payable	605,000	—
Other accrued pre-petition liabilities	310,000	—
	$44,350,000	$—

See Note 15 for further information regarding the resolution of the Company’s Liabilities subject to compromise upon July 9, 2013, the Effective Date of the Company’s 2013 Plan of Reorganization.

10. Derivative liabilities:

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

The following table discloses the fair value of the Company’s derivative liabilities and their location in the accompanying condensed consolidated balance sheets as of June 30, 2013 and September 30, 2012. The Company held no derivative assets at either reporting date.

	Liability Derivatives
	June 30, 2013 (unaudited)		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants	Liabilities Subject to Compromise	$5,000	Derivative Liabilities	$857,000
Total derivatives not designated as hedging instruments		$5,000		$857,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2013 (unaudited)				September 30, 20121
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$5,000	$—	$5,000	$—	$857,000	$—	$857,000

As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, any obligations due under the Series A Exchange Warrants have been extinguished.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

11. Accrued interest:
Interest accrued on the Company’s outstanding debt is in the table below.  Due to the Company’s 2013 Bankruptcy Case, all amounts listed as of June 30, 2013 have been classified as liabilities subject to compromise (Note 9) in the Company’s June 30, 2013 balance sheet except for approximately $70,000 accrued on the Debtor in Possession Financing which has been classified in current accrued liabilities on the June 30, 2013 balance sheet.  As a result of the 2013 Bankruptcy Case, the Company has ceased accruing interest on all of its prepetition debt obligations in accordance with ASC 852.  As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, all interest obligations listed in the table below (excluding the $1,000 due under the Minnesota Promissory Notes), have been extinguished in return for common stock of the reorganized Company.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

	June 30, 2013 (Unaudited)	September 30, 2012
Corps Real I Note	$594,000	$358,000
Corps Real II Note	58,000	—
Corps Real III Note	4,000	—
Debtor in Possession Financing	70,000	—
November 2010 Convertible Notes	200,000	7,000
LV Entities Term A Notes	4,454,000	3,518,000
LV Entities Term B Notes	790,000	624,000
March 2014 Obligations	508,000	437,000
Minnesota Promissory Notes	1,000	1,000
Total accrued interest	$6,679,000	$4,945,000
Current	$6,679,000	$4,508,000
Non-Current	$—	$437,000

The current portion of accrued interest has been recorded in current accrued liabilities on the consolidated balance as of September 30, 2012.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

12. Common stock options and warrants:

Common stock options outstanding and exercisable as of June 30, 2013 are as listed in the tables below.  As of July 9, 2013, the effective date of the Company’s plan of reorganization, all common stock options have been cancelled.  Any holders of the common stock options listed below did not receive or retain any property or equity interest under the Plan.

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2012	36,464,559	$0.53	6.86	$1,314,688
Granted	250,000	0.18	5.0	—
Exercised	—	—	—	—
Cancelled	(143,802)	0.40	1.3	—
Outstanding at June 30, 2013	36,570,757	0.52	6.12	—
Exercisable at June 30, 2013	34,764,924	$0.52	6.02	$—

Non-vested employee stock options:

	Shares	Weighted Avg. Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at October 1, 2012	2,422,261	$0.46
Granted	250,000	0.08
Vested	(866,428)	0.08
Cancelled	—	—
Non-vested at June 30, 2013	1,805,833	$0.59	$—

Common stock warrants outstanding and exercisable as of June 30, 2013 are as listed in the table below.  As of July 9, 2013, the effective date of the Company’s plan of reorganization, all common stock warrants have been cancelled.  Any holders of the common stock warrants listed below did not receive or retain any property or equity interest under the Plan.

	Shares	Weighted Avg. Price	Aggregate Intrinsic Value
Outstanding at October 1, 2012	24,887,173	$0.87
Issued	—	—
Exercised	—	—
Cancelled	(2,214,960)	0.36
Outstanding at June 30, 2013	22,672,213	0.92	$—
Exercisable at June 30, 2013	22,672,213	$0.92	$—

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months ended June 30,		Nine Months ended June 30,
	2013	2012	2013	2012
Revenues

Instruments and Disposables	$644,000	$712,000	$1,646,000	$2,450,000
Cell Culture Services	551,000	192,000	913,000	635,000
Therapeutic Vaccine	—	—	—	100,000
Total Revenues	1,195,000	904,000	2,559,000	3,185,000

Cost of Sales
Instruments and Disposables	452,000	476,000	1,219,000	1,464,000
Cell Culture Services	336,000	252,000	728,000	698,000
Therapeutic Vaccine	—	—	—	—
Total Cost of Sales	788,000	728,000	1,947,000	2,162,000

Gross Margin ($)	$407,000	$176,000	$612,000	$1,023,000
Gross Margin (%)	34%	19%	24%	32%

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

14. Commitments and contingencies:

2013 Bankruptcy proceedings:

On March 6, 2013, as a result of the Company’s inability to pay approximately $30 million of its senior secured debt which had become due on November 17, 2012, Biovest filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code with Case No.8:13-bk-02892-KRM. After confirmation hearings on May 31, 2013 and June 10, 2013, the Bankruptcy Court confirmed our First Amended Plan of Reorganization, (as amended and modified, the “Plan”), and entered an Order Confirming our Plan on June 28, 2013.  Our Plan became effective on July 9, 2013.  Two Notices of Appeal of provisions of the Bankruptcy Proceedings were filed by the Equity Committee during the pendency of the 2013 Bankruptcy Proceedings and both appeals remain pending, but the Equity Committee has been dissolved as of the effectiveness of the Plan and no party has as of this date been substituted in to continue to pursue these appeals.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

Whitebox litigation:

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, and Whitebox Concentrated Convertible Arbitrage Partners, LP (collectively, the “Whitebox Entities”), a majority of the holders of the outstanding November 2010 Convertible Notes commenced a breach of contract action in the State of Minnesota to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them.  Upon the filing of the 2013 Bankruptcy Case, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. As a result of the outstanding balance on their November 2010 Convertible Notes, the Whitebox Entities have an allowed unsecured claim in the approximate amount of $1.4 million in the Company’s 2013 Bankruptcy Case.  On July 9, 2013, the effective date of our Plan, the Whitebox Entities unsecured claim was extinguished through the issuance of common stock in reorganized Biovest.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

Other proceedings:
On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against the Company’s former parent corporation, Accentia, and several current and former directors and officers of Biovest and Accentia.  Biovest was not named as a defendant in either complaint. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of its Phase III clinical trial of BiovaxID and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest between July 24, 2008 and August 14, 2012 and were damaged as a result of the decline in the price of common stock allegedly attributable to the claimed violations.

Except for the foregoing, the Company is not aware of, or party to, any material legal proceedings, and management is not aware of any other, threatened legal proceedings that could cause a material adverse impact on the Company’s business, assets, or results of operations. Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

The Company plans to continue to evaluate its requirements for facilities during fiscal 2013. The Company anticipates that as its development of its product candidates advances and as the Company prepares for the future commercialization of its products, its facilities requirements will continue to change on an ongoing basis.

15. Effective Date of 2013 Plan and Pro-Forma Balance Sheet

On June 28, 2013, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, which approved and confirmed the Company’s Plan of Reorganization.  The occurrence of the Plan’s Effective Date was subject to satisfaction or waiver of certain conditions precedent including no modification or stay of the Confirmation Order or entry of other court order prohibiting the consummation of the transactions contemplated by the Plan, and all other actions and documents necessary to implement the Plan shall have been effected or executed. Each of the foregoing conditions to the effectiveness of the Plan were satisfied or waived, and the Effective Date occurred on July 9, 2013.

The following is a summary of the material terms of the Plan as confirmed.  This summary highlights only certain substantive provisions of the Plan and is not intended to be a complete description of the Plan.

Equity Interests and New Capital Structure

The Plan provides for the cancellation of all presently outstanding common stock in the Company (including all options and warrants to purchase such common stock), which ceased to trade or be recognized as an ownership interest in the Company as of July 9, 2013.  The Company’s Amended and Restated Certificate of Incorporation will authorize the Company to issue up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of common stock.  As of the effective date, the Company will not have issued any preferred shares, and will have issued 100,000,000 common shares as follows:

•	to the holders of allowed secured claims – 93 million shares
•	to the holders of allowed unsecured claims – 7 million shares

Administrative Expenses

Administrative expenses consist primarily of legal fees incurred in the case as well as a rent cure claim for past amounts due under the lease for our manufacturing facility located in Coon Rapids, Minnesota.  The majority of the legal fees as well as the rent cure claim were paid by the Company, in cash, shortly after the effective date.  A portion of the legal fees (approximately $0.18 million) will remain accrued and become due by the Company, in cash, at later dates, but no later than March 31, 2014.

Priority Claims
Priority Claims consist of pre-petition wages due to the Company’s employees in the approximate amount of $0.12 million.  Priority wage claims were paid by the Company, in cash, shortly after the Effective Date.

DIP Financing Claims

As discussed in Note 4, the Bankruptcy Court previously approved a $5.7 million post-petition line of credit facility (the “DIP Financing”) from the Company’s secured creditors, Corps Real, LLC and the LV Entities.  As of August 14, 2013, approximately $4.0 million had been advanced under the agreement.  Pursuant to the terms of the Plan, the DIP Financing claims shall be deemed fully paid and any liens and security interests granted in favor of Corps Real and the LV Entities under the DIP Financing documents shall be released and terminated.  Furthermore, approximately $2.0 million remains available to the Company for working capital without payment of any further consideration by the Company.

Secured Claims

The allowed secured claims in the Company’s reorganization proceeding consist of the following:

•
The Corps Real Claims (including Corps Real I, II and III notes and DIP Financing Claims, plus accrued interest) totaling approximately $8.0 million.  On the effective date, the Corps Real Claims were exchanged for approximately 26 million shares of Reorganized Biovest Common Stock, representing approximately 26% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of effective date, in full and final satisfaction of all allowed Corps Real claims.

•
The LV Entities Claims (including the Term A and Term B notes and DIP Financing Claims, plus accrued interest) totaling approximately $33.7 million.  On the effective date, the LV Entities Claims were exchanged for approximately 67 million shares of Reorganized Biovest Common Stock, representing approximately 67% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of effective date, in full and final satisfaction of all allowed LV Entities claims.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

•
The Minnesota Promissory Notes (including accrued interest) totaling approximately $0.33 million.  On the effective date, the obligations due under the Minnesota Promissory Notes were affirmed.  On July 16, 2013, the Company issued cash payment in the amount of $9,353 representing the cumulative balance of the missed monthly principal and interest payments due while the Company was in reorganization.  Following effective date, Reorganized Biovest shall continue to perform its obligations under the original terms of Minnesota Promissory Note documents.

Unsecured Claims

The allowed unsecured claims in the Company’s reorganization proceeding totaled approximately $5.4 million and consist of the following:

•	The November 2010 Convertible Notes (plus accrued interest) totaling approximately $1.4 million
•	The March 2014 Obligations (plus accrued interest) totaling approximately $3.3 million
•	Other accrued pre-petition liabilities totaling approximately $0.7 million

On the effective date, all allowed unsecured claims were entitled to seven million shares of Reorganized Biovest Common Stock, representing 7% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of effective date in full and final satisfaction of all allowed unsecured claims.  Each holder of an allowed unsecured claim will receive their pro-rata share of the seven million shares available to all allowed unsecured claims.

Fresh Start Reporting

Fresh-start reporting requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.  The process regarding the allocation of fair value is guided by purchase price allocation standards under generally accepted accounting principles.  Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficit.

The cancellation of all existing shares outstanding on effective date and issuance of new shares of the reorganized entity caused a related change of control of the Company.  Furthermore, the value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims as follows:

Post petition current liabilities	$1,652,000
Post petition non-current liabilities	339,000
Allowed claims	46,744,000
Total post-petition liabilities and allowed claims	48,735,000
Preliminary estimated Reorganization Value	(42,393,000)
Excess of liabilities over reorganization value	$6,342,000

Accordingly, per ASC 852, the Company will adopt fresh-start reporting as of July 1, 2013 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date do not result in a material difference.

The Company’s reorganization value was determined through a variety of factors.  Through the course of the Company’s Chapter 11 Case, the Court entered an order which approved an undertaking to enter into the sale of all assets of the Company in accordance with Section 363 and Section 365 of the Bankruptcy Code (the “Sale Order”).  Pursuant to the Sale Order, an investment banking firm was retained to perform the marketing and facilitation of the potential sale and an Asset Purchase Agreement was entered with the Secured Lenders of the Company to act as a “stalking horse” purchase bid.  Any qualifying bidder was afforded the opportunity to place a bid to either purchase the Company’s assets, or to sponsor an alternative reorganization plan which would provide equal or better treatment to all impaired classes of claims, with the initial bid established as the total of all outstanding secured debt of the Company plus the administrative expenses associated with the Chapter 11 Case, in the approximate amount of $43.0 million.  In the event that any qualifying bidders had submitted bids prior to the Sale Order deadline, an auction would have taken place.  No bids were submitted and as a result the Bankruptcy Court found and ruled in its Confirmation Order that the value of the Company at the time of Confirmation of the Company’s Plan was equal to or less than the total of the outstanding Secured Debt plus administrative expenses.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Based upon the Court’s ruling, the Company engaged a valuation firm to assess the fair value of the Company’s assets, specifically the intangible assets related to the Company’s in-process research and development with respect to the potential commercialization of BiovaxID, as well as the ongoing value of the Company’s hollow fiber instrumentation and cell culture manufacturing operations.  The value of these assets were estimated by applying the income approach and market approach based upon significant inputs and assumptions and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement.

Pro Forma Results

Upon implementation of fresh-starting accounting, the Company allocated the preliminary estimated reorganization value as detailed in the table below to the various assets and liabilities based on their estimated fair values and eliminated the accumulated deficit and additional paid-in-capital balances. The reorganization value was first assigned to tangible and identifiable intangible assets. The excess of the reorganization value over and above the identifiable net asset values resulted in goodwill. The Successor Company’s debt and equity was also recorded at the fair value estimated through this process. As the estimated enterprise value is dependent on the achievement of future financial results and various assumptions, there is no assurance that financial results will be realized to support the estimated reorganization value.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

The effect of the plan of reorganization, including the adoption of fresh start reporting on the Company’s balance sheet as of June 30, 2013, had the Plan been effective on that date, is as follows:

		Adjustments upon Effective Date
	Pre-confirmation	Conversion of Debt for New Equity	Fresh Start	Biovest Reorganized Balance Sheet
ASSETS
Current assets:
Cash	$312,000	–	–	$312,000
Accounts receivable	464,000	–	–	464,000
Costs and estimated earnings in excess of billings on uncompleted contracts	151,000	–	–	151,000
Inventories	560,000	–	112,000	672,000
Prepaid expenses and other current assets	456,000	(248,000)	–	208,000
Total current assets	1,943,000	(248,000)	112,000	1,807,000
Property and equipment	1,304,000	–	–	1,304,000
Intangible Assets	2,310,000	–	38,825,000	41,135,000
Other assets	371,000	(371,000)	–	–
Total assets	$5,928,000	$(619,000)	$38,937,000	$44,246,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$787,000	–	–	$787,000
Accrued liabilities	844,000	(208,000)	–	636,000
Customer deposits	2,000	–	–	2,000
Billing in excess of costs and estimated earnings on uncompleted contracts	73,000	–	–	73,000
Notes payable, related party	3,033,000	(3,033,000)	–	–
Current maturities of long term debt	—	18,000	–	18,000
Total current liabilities	4,739,000	(3,223,000)	–	1,516,000
Long term debt, less current maturities	—	311,000	–	311,000
Other	26,000	–	–	26,000
Total liabilities not subject to compromise	4,765,000	(2,912,000)	–	1,853,000
Liabilities subject to compromise	44,350,000	(44,350,000)	–	–
Total liabilities	49,115,000	(47,262,000)	–	1,853,000
Stockholders’ deficit:
Preferred stock	–	–	–	–
Common stock - old	1,465,000		(1,465,000)	–
Common stock - new	–	1,000,000	–	1,000,000
Additional paid-in capital	131,398,000	41,393,000	(131,398,000)	41,393,000
Accumulated deficit	(176,050,000)	4,250,000	171,800,000	–
Total stockholders’ deficit	(43,187,000)	46,643,000	38,937,000	42,393,000
Total liabilities and stockholders’ deficit	$5,928,000	$(619,000)	$38,937,000	$44,246,000

16. Subsequent events:

Resignation of Samuel S. Duffey as Chief Executive Officer and President

Effective on July 9, 2013, Samuel S. Duffey, Esq. resigned as the Company’s Chief Executive Officer and President.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARY
(DEBTOR IN POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Appointment of Carlos Santos as Chief Executive Officer

Effective on July 9, 2013, Carlos F. Santos, 35, was appointed as the Company’s Chief Executive Officer.  Prior to July 8, 2013, Dr. Santos has served as the Company’s Senior Vice President, Product Development & Regulatory Affairs since March 2009.  In that role, Dr. Santos managed all key aspects of the Company’s personalized immunotherapy platform, including the Company’s clinical and regulatory affairs, while also leading the development of the Company’s manufacturing systems essential to personalized cancer vaccine production.  Dr. Santos has authored numerous peer-reviewed publications in the fields of active immunotherapy, oncology, and bioinformatics. Dr. Santos is a graduate of the University of Michigan where he earned a Ph.D. in Bioinformatics, and Washington University in St. Louis, where he earned a B.S. in Computer Science.  At the University of Michigan, he developed automated natural language processing systems to integrate high-throughput genomic experimental data with known protein interaction pathways in metastatic prostate cancer progression.  He also led the development of large-scale automated search and summarization engines for biomedical documents at the University of Michigan’s National Center for Integrative Biomedical Informatics (“NCIBI”).  From 1998 to 2001, he was a researcher at Washington University’s Institute for Biomedical Computing (now the Center for Computational Biology).

Appointment of Ronald E. Osman as Chairman of the Board of Directors and Eugene Grin as a Member of the Board of Directors

On July 8, 2013, Ronald E. Osman was appointed as the Chairman of the Company’s Board of Directors.  Mr. Osman has been a director of the Company since November 2006. Mr. Osman is the founder, president and senior partner of the law offices of Ronald E. Osman & Associates, Ltd. Mr. Osman established the practice in 1979. The firm concentrates on actions brought under the Federal False Claims Act as well as actions concerning commercial law and personal injury. The firm maintains offices in Marion, Illinois. After receiving a Bachelor of Science degree in Agriculture/Economics from the University of Illinois in 1968, Mr. Osman joined the United States Marine Corp, where he served as an officer from 1969 to 1972. In 1976, Mr. Osman began law school at Southern Illinois University. Mr. Osman completed his law degree in two and one half years and received his Juris Doctorate from Southern Illinois University in 1979. Mr. Osman has been actively engaged in the practice of law since that time. In addition to his law practice, Mr. Osman operates a farming business and an oil production business. He is a member of the Illinois Bar Association, the Illinois Trial Lawyers Association, and the National Health Lawyers Association. He also serves as a Member of the Board of Dongola Clinic and is a Founding Member of Rural Health, Inc. He also has previous experience in founding and selling business enterprises and has been an active participant in the financing activities of our company.  In addition, Mr. Osman manages Corps Real and the majority owner of Corps Real, MRB&B, LLC, which are shareholders of the Company.

Effective on July 9, 2013, Eugene Grin was appointed as a Member of the Company’s Board of Directors.  Mr. Grin is a principal and co-founder of Laurus Capital Management, LLC and Valens Capital Management, LLC, positions he has held since the founding of Laurus (2001) and Valens (2007).  The Laurus/Valens entities are shareholders of the Company.  Additionally, Mr. Grin is an executive officer of Global Equities and Realty, Inc. and certain of its related entities, which together comprise a full services asset management firm that specializes in implementing strategic turnarounds.  Mr. Grin received a B.A. in Engineering from The Technical College of Radio, Electronics and Industrial Engineering in the Ukraine in 1977.

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

Corporate Overview

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately 81% of our then outstanding equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, we continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we file periodic and other reports with the Securities and Exchange Commission (“SEC”).   As of June 30, 2013, Accentia owned approximately 55% of our outstanding common stock.

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

2013 Bankruptcy Case

On March 6, 2013 (the “Petition Date”), as a result of our inability to pay approximately $30 million in secured debt which had become due in November, 2012, we filed a voluntary petition to reorganize under Chapter 11 (Case No.8:13-bk-02892-KRM) with the Bankruptcy Court (the “2013 Bankruptcy Case”).  During the pendency of the Chapter 11 proceedings, we have operated our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

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

Debtor-in-Possession Financing

On March 8, 2013, we filed our Emergency Motion for Interim and Final Orders Under 11 U.S.C. §§ 105, 361, 362, 363(c), 364(c), 364(d)(1), 364(e) and 507 and Fed. R. Bankr. P. 2002, 4001 and 9014: (I) Authorizing Biovest to Obtain Postpetition Financing and Grant Senior Liens and Superpriority Administrative Expense Status; (II) Authorizing Biovest to Use Cash Collateral; (III) Granting Adequate Protection to Prepetition Senior Secured Creditors; and (IV) Scheduling a Final Hearing Pursuant to Bankruptcy Rules 2002, 4001 and 9014 (the “DIP Financing Motion”).  In the DIP Financing Motion, we requested authority to obtain post-petition loans, advances, and other financial accommodations from our prepetition senior secured creditors Corps Real, LLC (“Corps Real”), Laurus Master Fund, Ltd., Calliope Corporation, Valens U.S. SPVI, LLC, Psource Structured Debt Limited, Valens Offshore SPV II, Corp, and Valens Offshore SPV I, Ltd, acting collectively through their agent, LV Administrative Services, Inc. (collectively, the “LV Entities”) (in their capacity as lenders under the DIP Financing Motion, collectively the “DIP Lenders”) in an amount of up to $5.675 million secured by a security interest in and lien on all assets and properties of Biovest which will be senior to any existing pre-petition and post-petition liens, including any and all liens held by the DIP Lenders.

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

On April 11, 2013, the Equity Committee filed a notice of appeal, appealing the Final DIP Financing Order to the United States District Court for the Middle District of Florida.  As of the date of filing of this Form 10-Q, the appeal remains pending, but the Equity Committee has been dissolved as a result of the Effectiveness of the Company’s Plan and it is unclear as to whether any party continues to have standing to pursue the appeal.

Accentia’s Disputed Ownership Claim for Intellectual Property

On April 3, 2013, Accentia sent a letter to Corps Real and its counsel, asserting ownership of certain of the intellectual property and/or inventions owned by us, based upon the fact that certain of our employees were also employees of Accentia.  We disputed Accentia’s alleged ownership claims.

On May 28, 2013, Accentia, as plaintiff, filed with the Bankruptcy Court a Verified Complaint for Declaratory Judgment of Ownership and Inventorship of Certain Patents, Intellectual Property Rights and Contract Rights against the Debtor, as defendant (the “Accentia Complaint”). In the Accentia Complaint, Accentia sought a ruling from the Bankruptcy Court establishing Accentia’s alleged ownership interest in certain patents, intellectual property and/or contract rights of Biovest described in the Accentia Complaint. After responsive pleadings were filed and a preliminary hearing was held on this Accentia Complaint, Accentia voluntarily dismissed its Complaint on June 19, 2013.  As a result, and in light of the subsequent confirmation of our Plan and of the Plan becoming effective thereafter, Accentia is barred from re-asserting these claims in any other forum.

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

A stalking horse asset purchase agreement, dated as of April 17, 2013 (including all schedules attached thereto, and as it may be amended, the “Asset Purchase Agreement”), was entered into, subject to higher or better offers, by and between Biovest, as seller, and Corps Real and LV Administrative Services, Inc. (as agent for certain of the Lenders), as purchaser (the “Stalking Horse Purchasers”), which Asset Purchase Agreement contemplated a sale transaction.  An executed copy of the Asset Purchase Agreement was attached as Exhibit A to the Sale Motion.  Prior to the closing under the Asset Purchase Agreement, the Stalking Horse Purchasers assigned all of their rights and obligations thereunder to their designee (the “Purchaser”).

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

On April 25, 2013, effective nunc pro tunc to April 18, 2013, the Court entered a final order authorizing retention of Ferghana Partners, Inc. as the investment banking firm to conduct the marketing and sale process mandated by the Sale Motion.  The deadline for submission of bids under the Section 363 Sale process was set for May 29, 2013 and the hearing regarding the Section 363 Sale, assuming the receipt of a qualifying bid, was set for May 31, 2013.  No bids were received pursuant to the Section 363 Sale process.  On June 10, 2013, at the conclusion of the Confirmation hearing, the Bankruptcy Court approved the Section 363 Sale to the Secured Lenders pursuant to the stalking horse bid as an alternative in the event that the Plan could not become Effective for any reason.

Equity Committee’s Motion to Appoint an Examiner or Chapter 11 Trustee

On April 8, 2013, during the final hearing on the DIP Financing Motion, the Equity Committee filed a Motion to Appoint an Examiner or Chapter 11 Trustee (Doc. No. 137).  Biovest filed a response and objection to the Motion, on the basis that (i) the motion was a negotiating tactic by the Equity Committee to obtain leverage in connection with the plan and sale process; (ii) the allegations even if proven did not rise to the level necessary to appoint a trustee or examiner; and (iii) the allegations were false and misleading.  At a hearing held on April 10, 2013, the Bankruptcy Court denied the motion, finding that the record made at the hearing and at previous hearings did not support the allegations contained in the motion, and determined that the allegations in the motion, even if proven, did not support the relief requested.  The Court expressed sensitivity about disparagement and use of the process in connection with the motion to create leverage in connection with the plan or sale process.  Finally, the Court determined that any concerns regarding the conduct of the sale process, other than concerns regarding the timing which have been addressed in connection with the relief previously granted by the Court, may be raised separately after input from the investment banker to be employed in connection with the sale.  On May 3, 2013 the Equity Committee filed a Motion for Reconsideration of the Court’s denial of the Trustee motion, which was once again denied by the Bankruptcy Court at a hearing held on May 14, 2013.

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

Filing of Initial Plan of Reorganization and First Amended Plan of Reorganization

On March 7, 2013, we filed our Plan of Reorganization of Biovest International, Inc. under Chapter 11 of Title 11, of the Bankruptcy Code, dated as of March 6, 2013 (the “Initial Plan”).  The Initial Plan was the product of negotiations between Biovest, the Independent Board Committee of our Board of Directors, and the Senior Secured Lenders, and resulted in what Biovest believed was fair and equitable treatment of Holders of Unsecured Claims and Holders of Equity Interests.  In summary, the Initial Plan provided for treatment of Claims and Equity Interests as follows: (i) satisfaction of the Prepetition and Postpetition Claims of the Senior Secured Lenders by issuance of designated amounts of the Reorganized Biovest Common Stock constituting approximately ninety percent (90%) of the issued and outstanding shares of the Reorganized Biovest Common Stock, (ii) issuance of designated amounts of the Reorganized Biovest Common Stock to Holders of Allowed Unsecured Claims, and (iii) exchange of shares of Existing Biovest Common Stock with designated amounts of Reorganized Biovest Common Stock to the Holders of Allowed Equity Interests.  On April 18, 2013, we filed our First Amended Plan of Reorganization (the “First Amended Plan”) and (together with the Initial Plan, collectively the “2013 Plan”)  in the Bankruptcy Case with the support of our Senior Secured Lenders which, among other things, designates ninety percent (90%) of Reorganized Biovest common stock to the Senior Secured Lenders and ten percent (10%) of the Reorganized Biovest common stock to holders of allowed unsecured claims, and provides for the cancellation of existing Biovest common stock, with such holders not to receive any recovery under the 2013 Plan on account of such equity interests.  Also, on April 18, 2013, the Bankruptcy Court approved our Disclosure Statement and scheduled the hearing on Confirmation of the Plan for May 31, 2013.

Confirmation and Effectiveness of Plan

On May 31, 2013 and June 10, 2013, the Bankruptcy Court held a confirmation hearing,  overruled various objections to confirmation and confirmed the Plan, and on June 28, 2013 entered an Order Confirming Debtor’s First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Confirmation Order"), which approved and confirmed the Plan. On July 8, 2013, the Bankruptcy Court held a hearing to consider the Response and Limited Objection by the Official Committee of Unsecured Creditors (the “Committee”) to the Plan (the “Committee Response”).  At the hearing, counsel to the Debtor, the Committee, and Corps Real, LLC and the Laurus/Valens Entities announced that an agreement had been reached resolving the Committee Response and providing for a further modification of Article 9.11 to the Plan.  As a result of that agreement, the Committee withdrew the Committee Response, and on July 9, 2013 the Bankruptcy Court entered an Agreed Order Resolving Response and Limited Objection by the Official Committee of Unsecured Creditors to First Modification to First Amended Plan of Reorganization (the “Agreed Order”), which included a new Article 9.11 (detailing the circumstances under which the shares issued pursuant to the Plan will be subject to “lock-up” provisions) to be added to the Plan.  On July 9, 2013 (the “Effective Date”), the Plan became effective and a notice of the Effective Date of the Plan (the “Notice of Effective Date”) was filed with the Bankruptcy Court. The occurrence of the Effective Date was subject to satisfaction or waiver of certain conditions precedent including no modification or stay of the Confirmation Order or entry of other court order prohibiting the consummation of the transactions contemplated by the Plan, and all other actions and documents necessary to implement the Plan shall have been effected or executed. Each of the foregoing conditions to the effectiveness of the Plan were satisfied or waived, and the Effective Date occurred on July 9, 2013.

Results of Operations

Three and Nine Months Ended June 30, 2013 Compared to the Three and Nine Months Ended June 30, 2012

Revenues

Total revenues for the three months ended June 30, 2013 were $1.2 million, compared to revenues of $0.9 million for the three months ended June 30, 2012.  Instrument sales for the three month period ended June 30, 2013 decreased $0.1 million compared to the same three month period in the prior fiscal year, while cell culture service revenue increased by $0.4 million from last year due to the number of contracts completed or in-process year over year.

Total revenues for the nine months ended June 30, 2013 were $2.6 million, compared to revenues of $3.2 million for the nine months ended June 30, 2012. Instrument sales for the nine month period ended June 30, 2013 decreased $0.8 million compared to the prior fiscal year, primarily due to the mix of units sold. Also included in product revenue for the prior fiscal year is $0.1 million resulting from a data sharing agreement whereby we were compensated to share our data set compiled from our Phase 3 clinical trial for BiovaxID™. The current year’s results do not contain comparable revenue.  Cell culture service revenue for the nine month period ended June 30, 2013 has also increased $0.3 million from last year due to the number of contracts completed or in-process year over year.

Gross Margin

The gross margin as a percentage of sales for the three months ended June 30, 2013 increased from 19% to 34% when compared to the three months ended June 30, 2012, primarily due to the number of contracts in process during the current fiscal period.

The gross margin as a percentage of sales for the nine months ended June 30, 2013 decreased from 32% to 24% when compared to the nine months ended June 30, 2012. While revenues have decreased year over year, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of costs are of a fixed nature.

Operating Expenses

Research and development expenses have decreased by $0.4 million for the nine months ended June 30, 2013 when compared to the same period in 2012. This change is attributable to a non-cash charge for compensation expense associated with incentive stock options issued to our employees on March 30, 2012.  There was no such comparable charge in the current fiscal year.

General and administrative expenses for the nine months ended June 30, 2013 decreased by $1.9 million when compared to the nine  months ended June 30, 2012 again due to the same incentive stock option issuance discussed above.

Other Income (Expense)

Other expense for the three and nine months ended June 30, 2013, includes contractual interest charges and amortization of discounts regarding the LV Entities Term A and Term B Notes, the Corps Real Notes, the November 2010 Convertible Notes, and other long term notes issued to our unsecured creditors as a result of our 2010 Plan.   Due to the fact that a majority of our debt matured on November 17, 2012, any discounts associated with the matured debt has been fully amortized by the first quarter of the 2013 fiscal year.  Due to the filing of our 2013 Reorganization Plan, we discontinued accruing interest as of March 6, 2013 on those notes subject to compromise through our reorganization proceedings, thus accounting for the large decrease in interest expense in the current quarter as well as year to date.

Other expense also includes a gain on derivative liabilities for the three and nine months ended June 30, 2013. In November, 2010, we issued warrants in connection with the issuance of our November 2010 Convertible Notes.  These warrants contain contingent exercise provisions which are required to be reported at fair value on each balance sheet date.  The values of these liabilities vary directly with the trading price of our outstanding common stock, accounting for the current and previous year derivative gains.

Reorganization Items

Gain on disallowance of Accentia claim:  Since November 2011, we had recorded an intercompany payable due to our former parent company, Accentia Biopharmaceuticals, Inc., which arose from cash advanced to us from Accentia, interest, payments from Accentia made directly to third parties on our behalf and allocated inter-company expenses for items such as payroll, insurance, and shared facility expenses.  We had originally classified our intercompany obligation due to Accentia as a ‘debt subject to compromise’ at the outset of our 2013 Bankruptcy Case.  In the course of our Chapter 11 proceeding, Accentia timely filed a Proof of Claim in the amount of approximately $6.5 million.  The Creditor’s Committee filed an objection to the Accentia Claim, and at a hearing held June 27, 2013, the Bankruptcy Court upheld that objection and denied the Accentia claim in its entirety, ruling that Accentia’s claim be stricken and that Accentia would have no continued claim of any amount in our Chapter 11 Case.  As a result of this ruling, a gain of $4.5 million on disallowance of the Accentia claim was recorded on our Statement of Operations for the three and nine month periods ended June 30, 2013.

Professional Fees: In the current fiscal year’s results are expenses of $1.0 million for legal fees, U.S. Trustee fees and other professional fees associated with our current Chapter 11 proceedings.

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

Liquidity

As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2013, we had an accumulated deficit of approximately $176 million and working capital deficit of approximately $2.8 million (not including those liabilities subject to compromise through our 2010 Bankruptcy Case). Cash and cash equivalents, at June 30, 2013, were approximately $0.3 million. Our independent auditors issued a “going concern” uncertainty report on our consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern.

Funding to provide the Company with working capital to continue its development of BiovaxID over the past nine months has been provided through secured promissory notes issued to our secured lenders.  Below is a summary of these transactions.

Corps Real Financings:

On December 3, 2012, we issued a secured promissory note to Corps Real in the amount of $1.5 million (the “Corps Real II Note”).  Corps Real is an Illinois limited liability company, and is principally owned and managed by Ronald E. Osman, the Chairman of our Board of Directors.  The Corps Real II Note accrues interest at 16% per annum with all interest due at maturity – December 3, 2013.  The Corps Real II Note is secured by a first priority lien on all of our assets.

On March 5, 2013 we issued an additional secured note to Corps Real in the amount of $0.3 million (the “Corps Real III Note”).  The Corps Real III Note accrues interest at 16% per annum with all interest due at maturity – March 5, 2014.  The Corps Real III Note is secured by a first priority lien on all of our assets.

As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, any obligations due under the Corps Real Notes have been extinguished in return for common stock of the reorganized Company.  See Note 15 to the consolidated financial statements for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

Debtor-in-Possession Financing:

On March 8, 2013, we filed the DIP Motion, requesting authority to obtain the DIP Financing from our Senior Secured Lenders to be funded to us and secured by a security interest in and lien on all of our assets and properties which will be senior to any existing pre-petition and post-petition liens, including any and all liens held by the Senior Secured Lenders.

On April 10, 2013, the DIP Financing was approved by the Bankruptcy Court pursuant to a final DIP financing order.  Under the terms of the final DIP financing order, we are authorized draw down funds from the total $5.7 million committed in accordance with a budget submitted to the court and approved by the Senior Secured Lenders.

As of July 9, 2013, the Effective Date of the Company’s 2013 Plan, amounts due under the DIP Financing have been extinguished in return for common stock of the reorganized Company.  See Note 15 for further information regarding the 2013 Plan and the Company’s capital structure upon Effective Date of the 2013 Plan.

Additional expected financing activity:

It is our intention to meet our cash requirements through proceeds from the sales of our instrument and disposables and cell culture products and services, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 proceedings and from the proceeds available under the DIP Financing discussed above.  Although the amounts due under the DIP Financing have been extinguished through our 2013 Plan, the secured lenders have committed to fund the approximate $2.0 million still available under the agreement without any further consideration from us.

Our ability to fund operations as well as the commencement of the additional confirmatory Phase 3 clinical trial required for FDA approval and continue our detailed analyses of BiovaxID™’s clinical trial results, is dependent upon on our ability to obtain additional significant external funding in the near term, which raises substantial doubt about our ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought through strategic collaborations, recognized research funding programs, and potential domestic and/or foreign licensing of our product candidates and efforts to sell debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our stakeholders’ best interests, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Cash Flows for the Nine Months Ended June 30, 2013

Our net loss for the nine months ended June 30, 2013 was $3.1 million. We have adjusted the net loss on our cash flow statement for certain non-cash expenses including the amortization of discounts recorded on our outstanding debt in the amount of $1.6 million, the accrual of interest due but unpaid on our outstanding debt in the amount of $1.8 million, as well as an adjustment of $4.5 million representing the gain on the disallowance of the Accentia claim as previously discussed. After these and other non-cash adjustments to our net loss, cash used in operating activities was $4.3 million for the nine months ended June 30, 2013.

Net cash outflows from investing activities in the current year include the purchase of approximately $0.5 million in laboratory equipment for our manufacturing facility in Minnesota.

Net cash inflows from financing activities were $5.0 million for the nine months ended June 30, 2013. Financing activities for the period included the repayment of approximately $0.4 million in principal on the Accentia intercompany balance.   We also received a total aggregate amount of approximately $2.6 million under the terms of the Corps Real I, II and III Notes, as well as $3.0 million under the terms of the DIP Financing which have been used to fund our business operations for the period.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter-to-quarter or year-to-year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, and the timing of increased research and development of BiovaxID™. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

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

Changes in Internal Control Over Financial Reporting

Due to various organizational changes that have occurred over the nine months ended June 30, 2013, some of our processes relating to  internal control over financial reporting have been modified.  However, in evaluating these modifications, we do not expect that they have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

2013 Bankruptcy proceedings:

On March 6, 2013, we filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) with Case No.8:13-bk-02892-KRM.  On March 7, 2013, we filed our Plan of Reorganization, and, on April 18, 2013, we filed our First Amended Plan of Reorganization. After confirmation hearings on May 31, 2013 and June 10, 2013, the Bankruptcy Court confirmed our First Amended Plan of Reorganization, (as amended and modified, the “Plan”), and entered an Order Confirming our Plan on June 28, 2013.  Our Plan became effective on July 9, 2013.  Two Notices of Appeal of provisions of the Bankruptcy Proceedings were filed by the Equity Committee during the pendency of the 2013 Bankruptcy Proceedings and both appeals remain pending, but the Equity Committee has been dissolved as of the effectiveness of the Plan and no party has as of this date been substituted in to continue to pursue these appeals.  See Note 15 to the financial statements for further information regarding the 2013 Plan and our capital structure upon Effective Date of the 2013 Plan.

Whitebox litigation:

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, and Whitebox Concentrated Convertible Arbitrage Partners, LP (collectively, the “Whitebox Entities”), a majority of the holders of the outstanding November 2010 Convertible Notes commenced a breach of contract action in the State of Minnesota to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them.  Upon the filing of the 2013 Bankruptcy Case, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. As a result of the outstanding balance on their November 2010 Convertible Notes, the Whitebox Entities have an allowed unsecured claim in the approximate amount of $1.4 million in our 2013 Bankruptcy Case.  On July 9, 2013, the effective date of the 2013 Plan, the Whitebox Entities unsecured claim was extinguished through the issuance of common stock in reorganized Biovest.  See Note 15 to the financial statements for further information regarding the 2013 Plan and our capital structure upon the Effective Date of the 2013 Plan.

Other proceedings:
On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against our former parent corporation, Accentia, and several current and former directors and officers of Biovest and Accentia.  Biovest was not named as a defendant in either complaint. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of its Phase III clinical trial of BiovaxID and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest between July 24, 2008 and August 14, 2012 and were damaged as a result of the decline in the price of common stock allegedly attributable to the claimed violations.

Except for the foregoing, we are not aware of or party to any material legal proceedings, and management is not aware of any additional threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

101
The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended June 30, 2013 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2013	/s/ Carlos Santos
Carlos Santos, PhD
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	/s/ Brian D. Bottjer
Brian D. Bottjer, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)