Form 10-K
period 2013-09-30
BIOVEST INTERNATIONAL INC
filed 2013-12-27
CIK 704384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .
Commission File Number 0-11480

BIOVEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
Delaware	41-1412084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 South Hyde Park Avenue, Suite 210
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 29, 2013, was approximately $6.7 million.  The registrant has no non-voting common stock.  On July 9, 2013, as a result of the registrant’s plan of reorganization becoming effective, the registrant’s common stock ceased being quoted on the OTCQB Market.

The number of shares of the registrant’s common stock outstanding as of December 27, 2013 was 100,000,000 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1A. RISK FACTORS” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Biovest,” “the Company,” “our Company,” “we,” “us,” and similar references refer to Biovest International, Inc. and its wholly-owned subsidiaries, Biovest Europe, Ltd. and ViraCell Advanced Products, LLC.  All references to years in this Annual Report on Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2013” or “fiscal 2013” means the 12-month period ended September 30, 2013.

Overview

Biovest is a biotechnology company focused on developing and commercializing BiovaxIDTM, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services. We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our name was changed to Cellex Biosciences, Inc. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware.

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

Based on our scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, on June 13, 2012 we filed our formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) which began the EU marketing approval application process.  Subsequently, on December 3, 2013, we submitted an MAA with the EMA for BiovaxID.  Additionally, based on a scientific advice meeting conducted with Health Canada, we announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. We also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to discuss the path for our filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. As a result of this guidance meeting, we plan to conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support our filing of our BLA for BiovaxID.  We are preparing to initiate this second Phase 3 clinical trial, subject to required funding.

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

Corporate Overview

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, we continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we have filed our periodic and other reports with the Securities and Exchange Commission (“SEC”) following Accentia’s investment. As a result of the 2013 Bankruptcy Case (discussed below), as of July 9, 2013 (the effective date of the Company’s First Amended Plan of Reorganization; the “Effective Date”), Accentia retains no equity ownership or debt interest in Biovest and all of our common stock previously issued and outstanding was cancelled.  In accordance with the Plan, new common stock of the Reorganized Company was issued as of the Effective Date to secured and unsecured creditors with allowed claims in the 2013 Bankruptcy Case.

The 2013 Bankruptcy Case:

On March 6, 2013 (the “Petition Date”), as a result of our inability to pay approximately $30 million in secured debt which had become due on November 17, 2012, we filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code, Case No.8:13-bk-2892-KRM, with the Bankruptcy Court (“the 2013 Bankruptcy Case”).  During the pendency of the Chapter 11 proceedings, we operated our business as a debtor-in-possession in accordance with the provisions of Chapter 11.

On June 10, 2013, the Company filed its First Modification to the First Amended Plan of Reorganization (the “Plan”) with the support of its senior, secured lenders.   The Plan provided for, among other things, the cancellation of all outstanding common stock, options and warrants in the Company.  In addition, the Plan provided for the conversion of virtually all pre-petition debt into new common stock of the reorganized Company as follows: (i) all outstanding indebtedness due to the Company’s senior secured lenders, totaling in excess of $41.0 million, would be converted into new equity representing ninety three percent (93%) of the issued and outstanding common stock in the reorganized Company and; (ii) approximately $5.4 million of unsecured indebtedness outstanding under the Company’s prepetition unsecured debt obligations would be converted and exchanged for new equity representing seven percent (7%) of the issued and outstanding common stock in the reorganized Company.

On June 27, 2013 an evidentiary hearing was held to determine the validity of an unsecured claim filed by Accentia, our former majority shareholder and parent corporation.  The Company had originally classified our intercompany obligation due to Accentia as a “debt subject to compromise” through our Chapter 11 proceeding.  In the course of our Chapter 11 proceeding, Accentia timely filed an initial Proof of Claim for $5.0 million and later an Amended Proof of Claim in the amount of approximately $6.5 million.  The Official Committee of Unsecured Creditors (the “Creditors Committee”) filed an objection to the Accentia Claim, and after the June 27th hearing the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) upheld the objection of the Creditors Committee and denied the Accentia Claim in its entirety, ruling that Accentia’s claim be stricken and that Accentia would have no continued claim in the 2013 Bankruptcy Case.

On June 28, 2013, the Bankruptcy Court entered an Order Confirming our First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Confirmation Order"), which approved and confirmed the Plan.  The occurrence of the Plan’s Effective Date was subject to satisfaction or waiver of certain conditions precedent including no modification or stay of the Confirmation Order or entry of other court order prohibiting the consummation of the transactions contemplated by the Plan, and all other actions and documents necessary to implement the Plan shall have been effected or executed. Each of the foregoing conditions to the effectiveness of the Plan were satisfied or waived, and the Effective Date occurred on July 9, 2013.

As of the Effective Date, pursuant to the Confirmation Order, common shares, options, and warrants or other rights to purchase or acquire common shares which existed prior to Effective Date were cancelled without further liability, payment or compensation in respect thereof.  Our Certificate of Incorporation was amended and restated to authorize the issuance of up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of new common stock (“Reorganized Biovest Common Stock”).  Pursuant to the Plan, we issued 100,000,000 shares of Reorganized Biovest Common Stock as follows:

•	to the holders of allowed secured claims – 93 million shares
•	to the holders of allowed unsecured claims – 7 million shares

Also on the Effective Date, we appointed Ronald Osman, Esq. as the Chairman of our Board of Directors and Eugene Grin as a member of our board of directors.  Effective as of the Effective Date, Samuel Duffey, Esq. resigned as our CEO and President and we appointed Carlos F. Santos, Ph.D. as CEO.  In July 2013 we formed a wholly-owned subsidiary, ViraCell Advanced Products, LLC., and Mr. Duffey was appointed as CEO and President of that subsidiary.  On December 1, 2013 we appointed Robert E. Farrell, J.D. as our CFO; since that date, Brian D. Bottjer, CPA, who had been our Acting CFO and Controller, has continued in his role as our Controller.  On September 15, 2013, Mark Hirschel, Ph.D. resigned as our Chief Scientific Officer.

PRODUCTS

BIOVAXID- Personalized Therapeutic Cancer Vaccine

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

Non-Hodgkin’s Lymphoma

Non-Hodgkin’s lymphoma (“NHL”) is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviors and responses to treatment. BiovaxID has been studied in two distinct forms of NHL, namely, FL and MCL. NHL was the seventh most common type of cancer in the U.S. in 2011 (Lymphoma and Leukemia Society- Facts 2012), with an estimated prevalence of 484,336 cases in 2011 in the U.S. (Surveillance, Epidemiology, and End Results- SEER Stat Fact Sheets: Non-Hodgkin’s Lymphoma). NHL accounts for 3% of all cancer deaths in the U.S. (American Cancer Society- Facts and Figures 2012). NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. In 2012, it is estimated that 70,130 new cases of NHL will be diagnosed and 18,940 Americans will die from the disease (American Cancer Society- Facts and Figures 2012), with a comparable number estimated in Europe.

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

Follicular Lymphoma

Indolent (slow growing) and aggressive (fast growing) NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular lymphoma (“FL”). Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL, which translates in about 106,550 cases in 2011 in the U.S. (Surveillance, Epidemiology, and End Results- SEER Stat Fact Sheets: Non-Hodgkin’s Lymphoma). We have conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under our IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. According to data from 2003-2009 from 18 SEER areas, the 5-year relative survival rate in FL patients is 85.4%. According to a recent publication based on data from patients treated at Stanford University during 1997-2003 (Tan et al., Blood 2013), after the introduction of rituximab OS in patients with grade 1-2 FL (i.e., indolent lymphoma) reached 72% at 10-years. This improvement in OS was attributed to better supportive care and effective therapies for relapsed disease.

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

In February 2011, the NCCN issued treatment guidelines recognizing “consolidation therapy” as a defined treatment category for FL in first remission. Current consolidation therapy options differ from induction therapies in that they primarily seek to prolong first remission duration by consolidating the effects of induction therapy, which primarily seeks to reduce active, bulky tumor masses. The following anti-CD20 monoclonal antibody drug products are currently approved for the first-line consolidation or extended dosing in FL: Rituxan® and Zevalin® (See Figure 1). All of these treatment options are passive immunotherapies that result in profound B-cell depletion. Following the results of the Eastern Cooperative Oncology Group E4402 protocol, also called RESORT (Rituximab Extended Schedule or Re-treatment Trial), reported at the 2011 annual meeting of the American Society of Hematology (“ASH”), the NCCN revised its clinical practice guidelines on FL. The revised 2012 NCCN guidelines, which were unchanged in 2013, consider Rituxan maintenance therapy and Zevalin consolidation therapy as ‘optional’ therapeutic approaches post-induction therapy, rather than ‘recommended’ therapeutic approaches.

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

Urgent Need for New Consolidation Treatment Option for NHL: The currently approved consolidation agents are no longer recommended therapeutic options post-induction therapy by the NCCN clinical practice guidelines. Following the results of the Eastern Cooperative Oncology Group E4402 protocol, also called RESORT (Rituximab Extended Schedule or Re-treatment Trial), reported at the 2011 annual meeting of ASH, the 2012 NCCN revised guidelines include rituximab maintenance and radioimmunotherapy as ‘optional’ therapeutic options post-induction. BiovaxID is expected to offer a non-immunosuppressive alternative to rituximab maintenance as a consolidation therapy for FL and MCL. By its mechanism of action, BiovaxID is not riddled with the risk of development of rituximab-resistance. Thus, BiovaxID represents a potential novel option for consolidation therapy that is safe and effective, compatible with current induction regimens,  and unlikely to interfere with future therapies while potentially increasing the utility of other therapies.

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

BiovaxID Clinical Trials

Phase 2 Clinical Trial of BiovaxID for Treatment of FL

In 1994, the Phase 2 clinical trial (NCT00878488) was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission (“CR”). All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (“PCR”) analysis both at diagnosis and after chemotherapy, despite being in CR. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of these 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions besides uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte-monocyte colony-stimulating factor (“GM-CSF”) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999). After a median of 9.17 years, 45% of these patients were still in continuous first CR, the median disease free survival (“DFS”) for the cohort is 96.5 months, and OS is 95% (Santos et al., ASH 2005). At the latest data follow-up after a median of 167.9 months (range: 10.0- 214.3 months) median DFS was 62.5 months (Figure 1A below) and median OS was not reached and 80% of the patients were still alive.

Figure 1A: Disease free survival

Phase 2 Clinical Trial of BiovaxID for Treatment of MCL

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

The results of our MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the OS was 89%, the median event-free survival (“EFS”) was 22 months, and 5 patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this clinical trial were minimal and were limited mostly to injection site reactions. The results of the latest follow-up of these patients performed in 2011 were presented at the 2011 annual meeting of ASH (Grant et al., ASH 2011 Abstract #2707).

At a median follow-up of 99 months (range, 15.2 - 131.0 months), median PFS was 24.1 months, median OS was 99.04 months, and median TTNT was 37.8 months.  This median PFS of 24.1 months is longer than the median PFS for combination chemotherapy (16 - 17 months) (Dreyling et al, 2005; Mangel et al, 2004) or CHOP-R chemotherapy (21 months) (Lenz et al, 2005). Similarly, the median OS of 99.04 months greatly exceeds the 5- 6 years obtained with current therapies (Dreyling & Hiddemann, 2009), and raises the possibility that BiovaxID vaccination modified the natural history of MCL.

The association between OS and TTNT and tumor-specific GM-CSF cytokine induction observed at this long-term follow-up and presented at the 2011 annual meeting of the ASH and at the 2012 annual meeting of the American Society of Clinical Oncology (“ASCO”) suggests that the mechanism of action of BiovaxID is T-cell mediated and not B-cell (humoral) mediated. Patients with pre-vaccine-adjusted increases in tumor-specific normalized GM-CSF cytokine induction > 4 had a significantly longer median OS (not reached vs. 78.72 months, P= 0.006; Figure 2) and longer median TTNT (68.89 vs. 27.83 months, P = 0.026; Figure 3) compared to patients with pre-vaccine-adjusted increases in tumor-specific normalized GM-CSF cytokine induction < 4. There was no association between OS and specific anti-Id B-cell (humoral) responses or any other type of specific cellular responses. Additionally, the high impact of GM-CSF cytokine response mediated by antitumor T-cells on OS and TTNT suggest that anti-tumor immune responses significantly delayed tumor growth.

Figure 2. Overall Survival by GM-CSF Cytokine Response (< and > than median)

Figure 3. Time to next treatment by GM-CSF Cytokine Response (< and > than median)

Phase 3 Clinical Trial of BiovaxID for Treatment of FL

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

The primary objective of the Phase 3 clinical trial was to definitively confirm the safety and efficacy of FNHLId1 (autologous immunoglobulin follicular lymphoma idiotype vaccine [Dasiprotimut-T Biovest]) assessed by significant prolongation of clinical DFS following Dasiprotimut-T Biovest immunization with GM-CSF in FL patients achieving a CR with standard dose chemotherapy, when compared to DFS following administration of KLH-KLH and GM-CSF.

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

Randomization to Immune Recovery Followed by BiovaxID or Control. When the NCI designed the Phase 3 clinical trial in FL protocol, a decision was made to randomize patients, immediately after completion of chemotherapy and not to wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of the 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy, achieved CR/ CRu, and were randomized.

As per the design of the Phase 3 clinical trial, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or control notwithstanding the fact that they had been randomized. In the Phase 3 clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients and were not treated with either BiovaxID or control mostly due to relapse during the immune recovery period (see Figure 4).

Figure 4. Enrollment, randomization, and treatment, Two hundred thirty-four patients were enrolled, and 177 patients were randomized to receive at least one dose of the blinded vaccine; 76 patients received Id-vaccine and 41 received control vaccine.

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

Results of Phase 3 Clinical Trial.

Of the 177 randomized patients in the ITT (intent to treat) population, 60 were censored due to ineligibility post-randomization due to the following:  pre-vaccine relapse (n = 51, 28.8%), vaccine manufacturing hold (n = 6, 3.4%), and 1 each (0.6%) for lost to follow-up, withdrawal prior to vaccination, and transformation to diffuse large B-cell lymphoma. Importantly, relapse events that disqualified 51 patients for post-randomization treatment occurred in a blinded manner and were independent of external factors and were a consequence of each patient’s disease.  Post-randomization relapse was equivalent between the two treatment groups:  29.7% versus 27.1%, active (BiovaxID+GM-CSF) to control (KLH-KLH+GM-CSF), respectively. Due to vaccine manufacturing failure, 5 patients who were randomized to receive active treatment (i.e., BiovaxID+GM-CSF) actually received control treatment (i.e., KLH-KLH+GM-CSF), as per the prospective protocol provisions. In the ITT population there were statistically significant differences in demographics and baseline characteristics between the treatment arms.

At a median follow-up of 56.6 months (range: 4.2 – 92.0 months), median DFS in the ITT population was 46.0 months for patients in the active treatment group (BiovaxID+GM-CSF) versus 30.6 months for patients in the control treatment group (KLH-KLH+GM-CSF) (log rank P = 0.029, controlled for FLIPI risk group and number of chemotherapy cycles). BiovaxID vaccination therefore resulted in a 42% decrease in risk of relapse compared to control vaccination (HR= 0.58; %95CI: 0.370- 0.960).
Median OS was not reached in either arm.

Figure 5. Disease-free survival (DFS) according to treatment arm for ITT Population (N = 177).

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

Preclinical data indicates that the ability to develop an immune response differs between IgM-isotype and IgG-isotype idiotypes (De Grootx, 2008; Reitan, 1995; Reitan, 2002); however, we do not currently have immune response data from human clinical trials to confirm this preclinical data. The IgG-isotype idiotype was reported to be tolerogenic, meaning that the immune response against the specific tumor target is suppressed. On the other hand, the IgM-isotype idiotype was reported to be highly immunogenic, meaning that it induces an ample, persistent immune response against the specific tumor target. A feature of our Phase 3 clinical trial was the manufacturing and administration of tumor-matched isotype idiotype vaccines which, allowed us to investigate whether these preclinical data translate into differential clinical efficacy of the two isotype vaccines in our clinical trial.
In an unplanned subgroup analyses, DFS was analyzed by tumor Ig heavy chain isotypes (IgM and IgG). Five patients from the ITT population were excluded from these analyses because their tumors isotype was mixed IgM/ or IgD. The IgM subgroup included 94 patients (N= 61 active, N= 33 control), and the IgG subgroup included 78 patients (N= 55 active, N= 23 control). In both isotype subgroups there were no statistically significant differences in baseline patient characteristics between experimental and control arms. Among patients receiving an IgM-Id vaccine, median time to relapse after randomization was 52.9 months versus 28.7 months in IgM tumor isotype control-treated patients (P= 0.004; HR= 0.33; 95% CI: 0.157- 0.727). Among patients receiving IgG-Id vaccine, median time to relapse after randomization was 36.2 months versus 32.4 months in IgG tumor isotype control-treated patients (P= 0.703; HR= 1.19; 95% CI: 0.472- 3.036). Cox proportional hazard modeling including the main effects of treatment arm and tumor isotype,, adjusted for FLIPI risk group and the number of chemotherapy cycles received, supports a differential effect of treatment by isotype as indicated by the P value of the interaction term between treatment and tumor Ig isotype (P= 0.062).

In an unplanned analysis, we compared DFS of Id-vaccinated patients with control patients by tumor Ig isotype and its analysis was highly consistent with the manufacturing process, which requires isotype identification prior to initiation of vaccine manufacture due to the need for isotype specific vaccine purification. To address whether there was a differential treatment effect on DFS depending on Ig isotype, we used Cox proportional hazards modeling where the interaction term between treatment and Ig  isotype was estimated adjusting for main effect and for International PrognosticIndex and number of chemotherapy cycles as covariates.

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

BiovaxID Regulatory and Marketing Status

Under our IND for BiovaxID, two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indications of FL and MCL. We believe that these clinical trials demonstrate the safety and efficacy of BiovaxID and we have presented comprehensive summaries of the clinical development and clinical data to regulatory authorities in the EU, Canada and the U.S.

Based on our scientific advice meetings with multiple EU-Member national medicines agencies, on June 13, 2012, we filed our formal notice of intent to file a MAA with the EMA, which began the EU marketing approval application process.  In response to our notice of intent to file for marketing approval, the EMA notified us that we were eligible to submit our planned MAA for BiovaxID under the EMA’s centralized procedure, as an orphan medicinal product for the treatment of FL.  Under the EMA centralized procedure, the marketing approval of BiovaxID can be simultaneously obtained throughout all EU-member countries with a single MAA.  Also, as part of the EMA’s centralized procedure, our MAA for BiovaxID will be assessed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), which designates from within its membership, a Rapporteur and Co-Rapporteur, as well as a Pharmacovigilance Risk Assessment Committee (“PRAC”) Rapporteur and Co-Rapporteur.  The Rapporteur and Co-Rapporteur are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority.  In 2012, the PRAC Rapporteur and Co-Rapporteur was implemented, after the latest revisions to the EMA safety requirements on Pharmacovigilance and Risk Assessment Plan, with the primary responsibility of preparing and delivering an approvability evaluation report specifically with regards to safety. The EMA has also notified us regarding the EMA’s official designation of the Rapporteur and Co-Rapporteur, and PRAC Rapporteur and Co-Rapporteur to our planned MAA for BiovaxID.  We conducted our EMA Pre-submission Meeting for the MAA on September 12, 2012, during which our planned application dossier was validated.  Subsequently, on December 3, 2013, we submitted an MAA with the EMA for BiovaxID.

Additionally, based on a scientific advice meeting conducted with Health Canada, we have announced plans to file a NDS seeking regulatory approval in Canada.

We conducted a formal guidance meeting with the FDA in order to discuss the path for our filing of a BLA for BiovaxID’s U.S. regulatory/marketing approval. As a result of this guidance meeting, we plan to conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support our filing of our BLA for BiovaxID.  We are preparing to initiate this second Phase 3 clinical trial subject to required funding.

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

Proprietary Rights to BiovaxID

As a result of the FDA’s Orphan Drug designation of BiovaxID for the treatment of FL, MCL and Waldenstrom's Macroglobulinemia, a rare B-cell subtype of NHL, we have 7 years of market exclusivity in the U.S. from the date of the FDA’s marketing approval for these three B-cell subtypes of NHL. We also have 10 years of market exclusivity in the EU as a result of EMA’s Orphan Medicinal Product designation of BiovaxID for the treatment of FL and MCL.

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

In addition to market exclusivity based on governmental regulation, we rely on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and our ongoing innovation. Although the composition of BiovaxID, in its current form, is not patentable, we have filed U.S. and foreign patent applications relating to methods of treatment using BiovaxID. We have also filed an international patent application (“PCT”) and a provisional application relating to methods for producing and selecting idiotype vaccines for treatment of B-cell cancers. Also, we have filed a provisional application covering the use of a biomarker for predicting cancer vaccine effectiveness and patient outcomes.  In addition, we have filed U.S. and foreign patent applications relating to certain features of the AutovaxID® instrument used in the production of BiovaxID. The AutovaxID instrument is our proprietary production system which is fully enclosed, automated and has disposable components for each patient’s personalized vaccine. We believe that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. Following the findings related to the apparent role of the IgM isotype in clinical benefit from the vaccine, we filed a broad range of patent applications covering various applications of these findings. We have re-filed for U.S. registration of the trademark BiovaxID and have registered BiovaxID® as a Community Trademark in the EU. BiovaxID is manufactured with a proprietary cell line, which we have licensed on a worldwide exclusive basis from Stanford University (“Stanford”). We believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID Manufacturing Process and Facility

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

Figure 10b. Hollow fiber perfusion to produce the cell cultures used in the manufacture of BiovaxID.

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

INSTRUMENTS AND DISPOSABLES

We provide a range of cell culture systems that are used to produce small, research and development-scale through large, production-scale quantities of cell culture products. Our cell culture systems all incorporate perfusion technology and hollow fiber cartridges. This segment of our business represented approximately $1.6 million (approximately 39%) and $0.8 million (approximately 22%) of our total revenues for the years ended September 30, 2013 and 2012, respectively.  Because of these shared characteristics, all of our cell culture systems listed below can be used to culture a variety of cell lines (hybridomas, CHO, MDCK, BHK and others) to produce a range of cell-based products, such as monoclonal antibodies, other secreted proteins, virus, virus-like particles, vaccines, and whole cells. Our smaller cell culture systems can be scaled-up to any of our larger cell culture systems.  Our cell culture system product line, in order of increasing capacity, includes:

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

AUTOVAXID®: The AutovaxID is our most advanced, fully automated cell culture system. Its setup and operation requires very little technician expertise and labor in comparison to competing cell culture system technologies and even our other cell culture systems listed below. The AutovaxID was designed from the beginning to: enable multi-product facilities, capture most all production information into its CFR 21 Part 11-compliant electronic records system, and operate as a fully closed-system biologics-manufacturing platform. The AutovaxID allows supervisors to implement built-in software controls to ensure technicians adhere to strictly defined production protocols for cGMP environments or remove this feature when it is not needed, such as in research and development operations. There are four single-use AutovaxID disposables to provide researchers the needed flexibility to go from research and development- through pilot-scale production. One of the disposable options even allows the simultaneous culturing of three different cell lines to produce three different products in small quantities. When needed, one cell line can then be scaled-up to AutovaxID’s larger-capacity disposables. We plan to utilize AutovaxID’s advanced capabilities to streamline commercial manufacture of BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with cGMP standards. Additionally, we have contracted with the DoD and others to further develop the AutovaxID and related hollow fiber bioreactor systems to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

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

Proprietary Rights to Instruments and Disposables

We own several patents covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We own U.S. Patent No. 6,001,585, which protects the HF Primer™ cell culture system and its use in screening cell lines and process conditions.  Although the HF Primer is impractical for large-scale vaccine production, it may be used as an efficient screening tool to cost-effectively determine how well a cell line will perform in a hollow fiber system, such as the AutovaxID® instrument, which is used in the production of BiovaxID.  U.S. Patent No. 6,001,585 will expire in November 2017.

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

CELL CULTURE PRODUCTS AND SERVICES

We manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist our customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $1.6 million (approximately 39%) and $0.8 million (approximately 22%) of our total revenues for the years ended September 30, 2013 and 2012, respectively.

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

Our patented hollow fiber technology is the key to optimizing our customers’ biologics manufacturing. For Phase I, Phase II and Phase III cGMP production, our hollow fiber bioreactor perfusion technology provides economic advantages through largely automated culture of a relatively large, densely packed population of cells in a small space. Additionally, the low molecular weight cut-off of the fiber membrane allows more expensive media components to be conserved, while less expensive basal media is continuously perfused through the bioreactor. As a result, this automated approach can be more cost-effective than conventional platforms generally used for maintenance of large cell populations. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as BiovaxID, we believe that hollow fiber technology may be the appropriate cell culture production technology.

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

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines, MyVaxTM developed by Genitope and Specifid™ developed by Favrille which were studied in Phase 3 clinical trials in FL patients did not report statistically significant clinical benefit and we believe are no longer under development. There are fundamental structural differences between BiovaxID and the cancer vaccines developed by Genitope and Favrille; Genitope and Favrille manufactured their respective vaccines with IgG isotypes without regard to the patient’s actual isotype and their clinical trial designs under which the clinical efficacy of these vaccines were tested were different, which we believe explain why BiovaxID achieved significant clinical benefit while Genitope and Favrille’s vaccines did not.

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

We own several patents covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other intellectual property protection for our product candidates, our technology and know-how. Currently, we have three issued U.S. patents. Additionally, we have several patent applications that are pending. Our presently issued U.S. patents will expire in November 2017 and July 2029. A list of our U.S. and foreign patents and published patent applications are as follows:

Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

8,383,397	Method and System for the Production of Cells and Cell Products and Applications Thereof by Robert J. Wojciechowski et al.	Nov. 20, 2008/February 26, 2013	July 30, 2029

8,540,499	Extra-Capillary Fluid Cycling System and Method for a Cell Culture Device by Darrell P. Page et al.	Nov. 20, 2008/Sept. 24, 2013	July 4, 2029

Foreign Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
EP 2027247 (UK)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

DE602007012238D (Germany)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

AT2027247 (Austria)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

P2027247 (Switzerland)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

FR2027247 (France)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

GB2027247 (Great Britain)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	May 21, 2007/Jan. 26, 2011	May 21, 2027

HK1166343 (Hong Kong)	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/October 26, 2012

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
WO 2012/021840	MATERIALS AND METHODS FOR DESIGNING AUTOLOGOUS IDIOTYPE VACCINES AND TREATMENT OF B-CELL MALIGNANCIES by Carlos F. Santos, Ph.D. et al.	Aug. 12, 2011/Feb. 16, 2012	International

WO 2012/064760	MATERIALS AND METHODS FOR DIRECTING AN IMMUNE RESPONSE AGAINST AN EPITOPE by Carlos F. Santos, Ph.D. et al.	Nov. 9, 2011/May 18, 2012	International

EP 2637691	MATERIALS AND METHODS FOR DIRECTING AN IMMUNE RESPONSE TO AN EPITOPE by Carlos F. Santos, Ph.D. et al.	Nov. 8, 2011/Sept. 18, 2013	Europe

WO 2012/171026	METHOD AND APPARATUS FOR VIRUS AND VACCINE PRODUCTION by Mark Hirschel et al.	June 11, 2012/Dec. 13, 2012	International

WO 2013/086418	TUMOR-SPECIFIC GM-CSF CYTOKINE RESPONSE AS PREDICTOR OF CANCER VACCINE EFFECTIVENESS by Wyndham H. Wilson et al.	Dec. 7, 2012/June 13, 2013	International

US 2013/0058907	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	October 30, 2012/March 7, 2013	United States

WO 2012/171030	METHOD AND APPARATUS FOR ANTIBODY PRODUCTION AND PURIFICATION by Mark Hirschel et al.	June 11, 2012/Dec. 13, 2012	International

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

Additionally, we consider trademarks to be important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods (AutovaxID®, Acusyst-Maximizer® and Acusyst-Xcell®). We have applied for the U.S. and foreign registration of the trademark BiovaxID in connection with our therapeutic cancer vaccine and Autovax™ in connection with our instrument used in the manufacture of BiovaxID. We plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, both nationally and internationally.

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

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and diagnostic products produced from biologic processes). The principal FDA regulations that pertain to our cell production activity include, but are not limited to 21CFR Parts 600 and 610 – General Biological Products and Standards; 21 CFR Parts 210 and 211 – current Good Manufacturing Practices for Finished Pharmaceuticals; 21 CFR Part 820 – Quality System Regulations (medical devices); and 21 CFR Part 58 – Good Laboratory Practice for Non-Clinical Laboratory Studies. FDA’s guidelines include controls over procedures and systems related to the production of mammalian proteins and quality control testing of any new biological drug or product intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products). FDA guidelines are intended to assure that the biological drug or product meets the requirements through rigorous testing with respect to safety, efficacy, and meet the purity characteristics for identity and strength. FDA approvals for the use of new biological drugs or products (that can never be assured) require several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products (biological drug or product) are subject to significant regulation by the FDA under the FDCA.

Our cell culture systems used to produce cells for diagnostic uses are regulated under the FDCA as Class I medical devices. Medical devices are classified by the FDA into three classes (Class I, Class II and Class III) based upon the potential risk to the consumer posed by the medical device (Class I medical devices pose the least amount of risk, while Class III medical devices and “new” devices are presumed to inherently pose the greatest amount of risk). As Class I medical devices, our systems must be manufactured in accordance with cGMP guidelines. Sales of such systems to customers using them to manufacture materials for clinical studies and licensure do not require prior FDA approval.

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

Under the FDCA, our customers must establish and validate standard operating procedures (“SOPs”) utilizing our cell culture technologies in their drug master files. We provide assistance in operational, validation, calibration and preventive maintenance SOPs to customers, as needed, to support their product development and commercialization processes. For example, we will typically provide existing and prospective customers who are utilizing our contract production services or constructing production facilities based on our cell culture technologies with information to enable such customers to comply with the FDA’s guidelines required for facility layout and design. This information may be provided either in a drug/biologic master file that we give permission to customers to cross reference in their submission to the FDA, or provided to customers to include in their FDA submissions.

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

Biologics (such as BiovaxID) differ from other drugs for human use in that they must include more detailed chemistry and manufacturing information. This is necessary to help ensure the purity and quality of the product, for example to help ensure that it is not contaminated by an undesired microorganism or by another contaminant.  The sponsoring company’s manufacturing facility must also supply product specific facility information that outlines the method of manufacture of the biologic in significant detail, since slight variations can result in a different final product. Further, an inspection of the manufacturing facility is completed to assess the production process and facility since these aspects also have a significant impact on the safety and efficacy of the product.

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

Orphan Drug Designation and Exclusivity

Pursuant to the U.S. Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." The term "orphan drug" can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. In the U.S., Orphan Drug designation must be requested before submitting a NDA or BLA.  Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the U.S. for the orphan drug for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. The period of orphan exclusivity is concurrent with any patent or other exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs' development. In order to increase the development and marketing of drugs for rare disorders, regulatory agencies outside the U.S., such as the EU (which has a ten year exclusivity marketing period) have enacted regulations similar to the Orphan Drug Act.

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

Manufacturing

Among the conditions for regulatory/marketing approval the regulatory agency, such as the FDA, the EMA and Health Canada, requires that the prospective manufacturer's quality control and manufacturing procedures continually conform to cGMP regulations (which are regulations governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the regulatory agency to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the regulatory agency, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.  Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the regulatory agency that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, or additional facilities that may be required upon successful commercialization of the product. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

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

Other Regulation in the United States

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (2010) (collectively, the “PPACA”).  Enacted in March 2010, the PPACA, makes changes that could significantly impact the development and commercialization and of our product candidates.  Significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board (“IPAB”), to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services or therapeutics, including therapeutics like BiovaxID.  In addition to the PPACA, the effect of which cannot presently be fully quantified given its relatively recent enactment, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could substantially impact the development and commercialization of BiovaxID.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S. in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our product candidates or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

The Biologics Price Competition and Innovation Act (2010).  The Biologics Price Competition and Innovation Act, establishes an abbreviated approval pathway for “biosimilar” biological products. Among the provisions potentially applicable to our product candidates are (1) innovator manufacturers of reference biological products (such as BiovaxID) are granted 12 years of exclusive use before biosimilars can be approved for marketing in the U.S. and (2) an application for a biosimilar product may not be submitted to the FDA until 4 years after the date on which the BLA for the reference product was first approved. FDA is still early in the process of developing regulations to implement the provisions of this legislation.

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

Under EU regulatory systems, the manufacture and sale of new drugs are controlled by the EMA.  MAAs are submitted under either a centralized or decentralized procedure for most products. The centralized procedure, which is the pathway for BiovaxID, is available for medicines produced by biotechnology or which are highly innovative and provides single marketing authorization that is valid for all EU member states. Under European Commission Regulation 726/2004, the centralized authorization procedure is required for all biotechnology-derived medicinal products developed through recombinant DNA technology, controlled expression of genes coding for biologically active proteins, and hybridoma and monoclonal antibody methods. It is also required for designated orphan medicinal products and all new active substances indicated for the treatment of AIDS, cancer, neurodegenerative disorder, or diabetes. Under the EMA centralized procedure, the marketing approval of BiovaxID can be simultaneously obtained throughout all EU-member countries with a single MAA.  As part of the EMA’s centralized procedure, the MAA is assessed by the EMA’s CHMP, which designates from within its membership, a Rapporteur and Co-Rapporteur, as well as a PRAC Rapporteur and Co-Rapporteur.  The Rapporteurs and Co-Rapporteurs are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority.  On December 3, 2013, we submitted an MAA under a centralized procedure with the EMA for BiovaxID.

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

In many foreign markets, including the member states of the EU, pricing of pharmaceutical products is subject to governmental control, mainly through pricing and reimbursement regulations under the centralized healthcare systems in place in EU member states.  In some EU jurisdictions, an approved medication cannot be marketed until an agreed-upon price structure is in place.  Various forms of pricing controls tend to exert downward pressure on pricing of pharmaceutical products in the EU.   In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

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

EMPLOYEES

As of September 30, 2013, we had 45 employees (4 of whom are part-time employees). Advanced degrees and certifications of our staff include four Ph.D.s, one M.D., one CPA, and two JDs. From time to time, we employ and supplement our staff with temporary employees and consultants, as required. We believe that our relations with employees are satisfactory. None of our employees are covered by a collective bargaining agreement.  Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

CORPORATE INFORMATION

We are incorporated in the State of Delaware. Our principal executive offices are located at 300 South Hyde Park Avenue, Suite 210, Tampa, Florida 33606, and our telephone number at that address is (813) 864-2554. Our website is www.biovest.com.

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

We have never been profitable and we have incurred significant losses and cash flow deficits. For the years ended September 30, 2013 and 2012 we reported negative cash flows from operating activities of $5.7 million and $4.3 million, respectively. We anticipate that operations may continue to show losses and negative cash flow, particularly with the expenses associated with our continued interim analyses and efforts to seek regulatory approval for BiovaxID™. There is no assurance that the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our consolidated financial statements for fiscal 2013 indicates that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our consolidated financial statements for fiscal 2014.

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

We expect to continue to incur substantial net operating losses at least until BiovaxID receives marketing approval and acceptance, which may never occur. Continued operating losses will impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Cherry Bekaert LLP, have indicated, in their report to our 2013 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. In addition, our projected cash receipts from operations for fiscal 2014 are anticipated to be insufficient to finance operations without funding from other sources. Historically, we have had difficulty in meeting our cash requirements. We have, in part, met our cash requirements through proceeds from our cell culture and instrument manufacturing activities, various financing transactions, the use of cash on hand, short-term borrowings (primarily from affiliates), and by trade-vendor credit. There can be no assurances that management will obtain the necessary funding, reduce the level of historical losses or achieve successful commercialization of product candidates. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

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

Because our consolidated financial statements for the year ended September 30, 2013 reflect fresh-start accounting adjustments made on emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in our current and future financial statements will not be comparable to our financial information from prior periods.

In connection with our emergence from bankruptcy, we adopted fresh-start accounting as of July 1, 2013 in accordance with ASC 852-10. The adoption of fresh-start accounting resulted in our becoming a new entity for financial reporting purposes. As required by fresh-start accounting, our assets and liabilities have been adjusted to fair value, and certain assets not previously recognized in our financial statements have been recognized. In addition to fresh-start accounting, our financial statements reflect all effects of the transactions implemented by the Plan. Accordingly, the financial statements prior to July 1, 2013 are not comparable with the financial statements for periods on or after July 1, 2013. Furthermore, the estimates and assumptions used to implement fresh-start accounting are inherently subject to significant uncertainties beyond our control. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. For further information about fresh-start accounting, see Note 4 — “Fresh-Start reporting” in Notes to Consolidated Financial Statements.

We anticipate that we will need substantial additional funding in the future, and if we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the commercialization of our product candidates, to continue to pursue the submission of regulatory/marketing approval applications in various jurisdictions, for our product candidates and to fund the development and commercialization of our product candidates. Further, as a result of our formal guidance meeting with the FDA, we anticipate that we will need to raise substantial additional capital in order to conduct the second Phase 3 clinical trial for BiovaxID. Additional sources of funding have not been established.  Additional financing is currently being sought from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID, however, we may not be successful in obtaining such additional financing.

We have received a report from our independent auditors on our consolidated financial statements for our years ended September 30, 2013 and 2012, in which our auditors have included explanatory paragraphs indicating that our significant historical and expected future net losses cause substantial doubt about our ability to continue as a going concern.

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

We are largely dependent on the success of BiovaxID and we may not be able to successfully commercialize BiovaxID.

We have expended and will continue to expend significant time, money, and effort on the development of BiovaxID and our other product candidates. We will incur significant costs and may never generate significant revenues from commercial sales of BiovaxID, if approved and our other product candidates. BiovaxID has not been approved for marketing in any jurisdiction, and it may never be commercialized.  Before we can market and sell BiovaxID in the U.S., we will need to complete a second Phase 3 clinical trial, and we do not currently have funding for a second Phase 3 clinical trial.

If we fail to successfully commercialize BiovaxID, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be adversely affected.

Before regulatory/marketing approval can be sought in the U.S. for BiovaxID we must successfully complete additional clinical trials, outcomes of which are uncertain.

In July 2012, we conducted a formal clinical meeting with the FDA in order to define the path for BiovaxID’s U.S. regulatory approval.  As a result of this guidance meeting, we plan to conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support the filing of our BLA for BiovaxID.  We are preparing to initiate this second Phase 3 clinical trial subject to availability of funding.

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

If we fail to obtain regulatory and/or marketing approval of BiovaxID or any of our product candidates, we will be unable to commercialize these products.

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

•
Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or received approval of other labeled indications;

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

We have incurred significant costs in our development efforts to date and may never generate significant revenue from commercial sales of BiovaxID and our product candidates, if approved.

We expended significant time and funds in conducting the Phase 3 clinical trial in BiovaxID and the development of our other product candidates.  We expect to continue to expend significant sums in our development efforts of our product candidates. We expect to continue to incur significant operating expenses and capital expenditures as we:

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

We are pursuing a novel patient-specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. BiovaxID  is subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks generally associated with drug development. These risks include the possibility that:

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

Assuming approval of BiovaxID, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product candidates and cause us to fail.

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

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market BiovaxID and/or any of our product candidates.

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

Research, pre-clinical development, clinical trials, manufacturing, and marketing of our product candidates are subject to extensive regulation by various national and international government authorities. We have not received regulatory/marketing approval from any regulatory agency BiovaxID.  The process of obtaining EMA, Health Canada, FDA, and other required regulatory/marketing approvals is lengthy and expensive, and the time required for such approvals is uncertain. The regulatory/marketing approval process is affected by such factors as:

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

Because the product development and the regulatory/marketing approval process for BiovaxID and/or any of our product candidates is expensive and its outcome is uncertain, we must incur substantial expenses that might not result in any viable product, and the process could take longer than expected.

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

We have completed a single Phase 3 clinical trial for BiovaxID and the FDA has advised us that it will require a second Phase 3 clinical trial as a condition for regulatory approval. BiovaxID is considered highly personalized because it is manufactured for each patient using material obtained by biopsy from that patient. Personalized drugs are considered unique which may create regulatory uncertainty. We do not have an understanding or agreement with the EMA, Health Canada, the FDA, or other international regulatory agencies as to the adequacy of our personalized manufacturing process, or the sufficiency, design or size of the BiovaxID Phase 3 clinical trial or the appropriate design, protocol or endpoints for our second Phase 3 clinical trial. Further, we do not know the ultimate impact on the regulatory process which may result from the early stoppage of our initial Phase 3 clinical trial before all planned patients were enrolled, the appropriateness of analyzing only patients treated with BiovaxID or control which is considered a modified intent to treat population, the impact of analyzing sub-populations of the treated patients such as patients based on the characteristics of the patient’s tumor isotype or any other factor of the BiovaxID Phase 3 clinical trial. Our initial BiovaxID Phase 3 clinical trial spanned approximately eight years and the completion of a second Phase 3 clinical trial and any other required clinical trials (which could potentially require a different trial design) will likely take a significant number of years and funding which we currently do not have. The length of time for a clinical trial generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes, we forecast the commencement and completion of clinical development, and have included many of those forecasts in reports filed with the SEC and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment and as a result of our twice undergoing reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additional delays may occur. Our rate of completion of development efforts also could be delayed by many factors: the timing of meetings with regulatory agencies; the requirements, cost and time necessary to prepare for regulatory meetings; and the time, expense and ability to satisfy requests or requirements made by regulatory agencies is uncertain and may vary depending on numerous circumstances and as a result of the analysis of available data. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in vaccine development and the regulatory process.

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

For BiovaxID, we hold the patent relating to the method of producing BiovaxID and we have filed additional patent applications for BiovaxID. There are filed patent applications for AutovaxID® as well.

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

Competitors have chosen and in the future may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to challenge the validity or our patent claims in post-grant proceedings, or to design around such patents and compete with us using the resulting alternative technology. Additionally, for these same reasons, we cannot be sure that patents of a broader scope than ours may be issued and thereby create freedom to operate issues. If this occurs we may need to reevaluate pursuing such technology, which is dominated by others' patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

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

Product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our product candidates’ progress, or that existing or future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our liability insurance policy and/or any rights of indemnification and contribution that we may have will offset existing or future claims. We maintain product liability insurance in the aggregate of $2.0 million per occurrence. We believe that this coverage is currently adequate based on current and projected business activities and the associated risk exposure.  We expect a need to increase this coverage as our business activities and associated risks grow, but it may not be commercially feasible to do so. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition, and results of operations.

The market may not be receptive to our product candidates upon their introduction.

The biopharmaceutical products that we may develop may not achieve market acceptance among physicians, patients, health care payers, and the medical community. The degree of market acceptance will depend upon a number of factors, including

•	the receipt of regulatory/marketing approvals;

•	limited indications of regulatory/marketing approvals;

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our product candidates and their potential advantages over existing treatment methods;

•	the prices of such products;

•	reimbursement policies of government and third-party payers;

•	market acceptance of patient-specific active immunotherapies, in the case of BiovaxID;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	ability to produce our product candidates at a competitive price;

•	stocking and distribution;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the “PPACA”) enacted in March 2010 makes changes that could significantly impact the development and commercialization of our products.  Significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services or therapeutics, including therapeutics like BiovaxID and/or any of our product candidates.  In addition to the PPACA, the effect of which cannot presently be fully quantified given its relatively recent enactment, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could substantially impact the development and commercialization of our product candidates.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S., in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our product candidates or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

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

The availability and amount of reimbursement for our product candidates and the manner in which government and private payers may reimburse for our product candidates is uncertain.

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms.

We expect that many of the patients who seek treatment with our product candidates, if approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the HHS. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change.

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

Risks Related to our Business Segments

Our clinical trials for BiovaxID were not regarded by the FDA as conclusive and the FDA has required us to conduct a second Phase 3 clinical trial for this product candidate.

In July 2012, we conducted a formal clinical meeting with the FDA in order to discuss the path for BiovaxID’s U.S. marketing approval. As a result of this guidance meeting, we plan to conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support the filing of our BLA for BiovaxID.  We are preparing to initiate this second Phase 3 clinical trial subject to availability of funding. We continue to advance our efforts to comply with various regulatory validations and comparability requirements related to our manufacturing process and facility.  However, no assurance can be given that substantial additional requirements will not be imposed by the FDA for the approval of BiovaxID.    We will experience significant additional costs and delay due to our second Phase 3 clinical trial, which may frustrate, delay, or render impossible marketing approval or commercialization.

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

GM-CSF is not approved for commercial sale outside of the U.S. Therefore, if foreign regulatory agencies require GM-CSF to be administered along with BiovaxID, then GM-CSF must  also be approved in those particular foreign countries.

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

We may experience difficulties in manufacturing BiovaxID or in obtaining regulatory/marketing approval of the change in our manufacturing site or process from the FDA or international regulatory agencies, which could prevent or delay us in the commercialization of BiovaxID.

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

In addition, because we have relocated the site of the manufacturing process to our Minneapolis, MN facility following the BiovaxID Phase 3 clinical trial, we are required to demonstrate to the FDA that the product developed under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis facility, as well as future expansion of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful regulatory/marketing approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument.

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

The ongoing detailed analyses being performed in our clinical trials for BiovaxID may produce negative or inconclusive results and may delay our efforts to obtain regulatory/marketing approval for this product.

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

Before we can obtain domestic or foreign regulatory/marketing approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the particular regulatory agency. We plan to establish a dedicated BiovaxID manufacturing facility within our existing Minneapolis (Coon Rapids), Minnesota leasehold space. Therefore, before we can obtain the regulatory agency’s approval necessary to allow us to begin commercially manufacturing BiovaxID, we must pass a pre-approval inspection of our BiovaxID manufacturing facility by the particular regulatory agency. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that BiovaxID meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving BiovaxID, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell BiovaxID.

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

The BiovaxID clinical trials may demonstrate that certain side effects may be associated with this treatment and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

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

Our BiovaxID vaccine is based on research and studies conducted the NCI. As a result of published studies, the concept of the vaccine and its composition are in the public domain and cannot be patented by us, the NCI, or any other party. We have filed U.S. and foreign patents applications on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. We have obtained an exclusive worldwide license from Stanford for use of a proprietary cell line which we use to manufacture BiovaxID, but we cannot be certain that we will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. We cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. However, as a result of the FDA’s Orphan Drug designation for the treatment of FL, MCL and Waldenstrom’s Macroglobulinemia, we have seven years of market exclusivity in the U.S. from the date of FDA marketing approval for these three subtypes of B-cell NHL. We have ten years of market exclusivity in the EU as a result of the EMA’s Orphan Medicinal Product designation for the treatment of FL and MCL.

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

Risks Related to Our Common Stock

Our common stock is not currently quoted on any trading market.

Our shares are not currently listed on any exchange and all shares are subject to a Lock-up provision contained in our Plan of Reorganization which became effective on July 9, 2013.  Until the Lock-up restriction expires, and the shares are listed for trading on an exchange, there may be little or no ability to transfer our common stock.  An active and liquid trading market for our common stock may not ever develop or be sustained.  Moreover, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade.  The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

As of December 20, 2013, a 93% majority of our outstanding shares of common stock were owned by entities which formerly were the senior secured creditors of our company and are now members of our Board of Directors.  These controlling shareholders can exert significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the value of our common stock.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock is listed on an exchange, and the market price per share is less than $5.00, the shares will be “penny stocks” and subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $0.2 million or $0.3 million together with their spouse).  For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security.  Consequently, the “penny stock” rules restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

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

As of December 20, 2013, there were 100,000,000 shares of common stock outstanding. The Second Amended and Restated Certificate of Incorporation, which was filed on July 10, 2013 authorizes us to issue up to 300 million shares of common stock with a par value $0.01 per share. The number of authorized shares of common stock provides us with the flexibility to issue more shares in the future, which would dilute our shareholders. In addition, the total number of shares of our common stock issued and outstanding does not include common stock shares reserved in anticipation of the exercise of outstanding stock options. To the extent such stock options are exercised, the holders of our common stock may experience further dilution.

Moreover, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of stock options, investors would experience additional dilution. Finally, in addition to the above referenced shares of authorized common stock which may be issued without shareholder approval, we have 50 million authorized but undesignated shares of preferred stock, the terms of which may be fixed by our Board of Directors.

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

As of September 30, 2013, we had substantial net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $104.4 million which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLs may be limited after an ownership change, as defined in Section 392. Due to the various changes in our ownership, and as a result of our Chapter 11 proceeding, a significant portion of these carry-forwards may be subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLs may be further limited as a result of future equity transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which we use for office, laboratory, manufacturing, and warehousing facility space to support (1) our development, potential commercialization, and production of BiovaxID, (2) the production of our instruments and disposables, and (3) production of our contract cell culture products and services. The lease expires on July 30, 2021.  We have the right to extend the term of the lease for two additional five year periods at the greater of (a) the base rent in effect at the end of the initial ten year lease term, or (b) market rates in effect at the end of the initial ten year lease term.

As of April 10, 2013, we entered into a new lease for approximately 1,300 square feet of office space in Tampa, Florida and utilize the space for our administrative offices. The lease expires on December 31, 2014 and is cancelable by either party with 90 days prior notice.

We plan to continue to evaluate our facility requirements during fiscal 2014.  We anticipate that as development of our product candidates advance  and as we prepare for the future commercialization of our products, our facilities requirements will continue to change on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

On March 6, 2013, as a result of our inability to pay approximately $30 million of our senior secured debt which had become due on November 17, 2012, we filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code with Case No.8:13-bk-02892-KRM. After confirmation hearings on May 31, 2013 and June 10, 2013, the Bankruptcy Court confirmed our First Amended Plan of Reorganization, (as amended and modified, the “Plan”), and entered an Order Confirming our Plan on June 28, 2013.  Our Plan became effective on July 9, 2013.  Two Notices of Appeal of provisions of the Bankruptcy Proceedings were filed by the Equity Committee during the pendency of the 2013 Bankruptcy Proceedings;  both appeals were dismissed for lack of prosecution and mootness, as the Equity Committee had been dissolved as of the effectiveness of the Plan and no party had taken action to be substituted in to continue to pursue these appeals. This Chapter 11 case was concluded via Final Decree by the Bankruptcy Court entered on September 30, 2013.

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against our former parent corporation, Accentia, and several current and former directors and officers of Biovest and Accentia (the “Class Action”).  Biovest was not named as a defendant in either complaint. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the Phase III clinical trial of BiovaxID and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest between July 24, 2008 and August 14, 2012 and were damaged as a result of the decline in the price of common stock allegedly attributable to the claimed violations. On December 4, 2013 the District Court entered an Order consolidating the Class Action cases and appointing a group of lead plaintiffs, beginning a 45-day period during which a Consolidated Complaint must be filed and served. Although the time to respond to this Class Action complaint is still underway, our officers and directors believe this litigation to be without merit, deny any wrongdoing or liability and intend to vigorously defend the alleged claims.

We are not party to any material legal proceedings, and management is not aware of any other, threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

From February 18, 2009 until July 12, 2010, our stock traded on the Pink Sheets under the symbol, “BVTI”. On July 12, 2010, our common stock opened for trading on the OTCQB™ Market under the symbol, “BVTI”.   Upon the Effective Date, all of our outstanding common stock was cancelled and ceased trading on the OTCQB Market.   Consequently, the stockholders of Biovest prior to the Effective Date no longer have any interest as stockholders of Biovest.  On the Effective Date we issued Reorganized Biovest Common Stock to the secured and unsecured creditors having allowed claims in our 2013 Bankruptcy Case.  Currently, there is no active trading market for the Company’s issued and outstanding common stock.

Number of Common Shareholders

As of December 27, 2013, we had 100 million shares of common stock outstanding, which were held by 135 shareholders of record.

Quarterly High/Low Bid Quotations – BVTI

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated and as reported by the OTCQB Market. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2013:
First Quarter	$0.24	$0.11
Second Quarter	$0.19	$0.02
Third Quarter	$0.11	$0.02
Fourth Quarter(1)	$0.03	$0.01

Year Ended September 30, 2012:
First Quarter	$0.46	$0.32
Second Quarter	$0.77	$0.32
Third Quarter	$0.60	$0.37
Fourth Quarter	$0.43	$0.11

(1)
Quotations for the Fourth Quarter of the fiscal year ended September 30, 2013 were given only between July 1, 2013 and July 9, 2013, the date that our common stock ceased trading on the OTCQBTM Market.

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

Equity Compensation Plan Information

Securities authorized for issuance under our equity compensation plans which have been approved by our shareholders, as of September 30, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding ptions	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	500,000	$1.00	39,500,000
Total	500,000		39,500,000

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Biovest is a biotechnology company focused on developing and commercializing BiovaxID, as a personalized therapeutic cancer vaccine for the treatment of B-cell blood cancers; the continued development, commercialization, manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services. We were incorporated in Minnesota in 1981, under the name Endotronics, Inc. In 1993, our name was changed to Cellex Biosciences, Inc. In 2001, we changed our corporate name to Biovest International, Inc. and changed our state of incorporation from Minnesota to Delaware.

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

Based on our scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, on June 13, 2012, we filed our formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which began the EU marketing approval application process.  Subsequently, on December 3, 2013, we submitted an MAA with the EMA for BiovaxID.  Additionally, based on a scientific advice meeting conducted with Health Canada, we announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. We also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to discuss the path for our filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. As a result of this guidance meeting, we plan to conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support the filing of our BLA for BiovaxID.  We are preparingto initiate this second Phase 3 clinical trial, subject to availability of funding.

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

Corporate Overview

In April 2003, we entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”). As a result of this agreement, in June 2003, we became a subsidiary of Accentia through the sale of shares of our authorized but unissued common and preferred stock representing approximately 81% of our equity outstanding immediately after the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, we continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we filed periodic and other reports with the Securities and Exchange Commission (“SEC”).  On July 9, 2013, as a result of the 2013 Bankruptcy case (discussed below), Accentia retains no equity ownership or debt interest in Biovest and all Biovest common stock previously issued and outstanding was cancelled.  In accordance with the Plan, we issued new common stock as of July 9, 2013 (the “Effective Date”) to secured and unsecured creditors with allowed claims in our 2013 Bankruptcy Case.

The 2013 Bankruptcy Case:

On March 6, 2013 (the “Petition Date”), as a result of our inability to pay approximately $30 million in secured debt which had become due on November 17, 2012, we filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code, Case No.8:13-bk-2892-KRM, with the Bankruptcy Court (“the 2013 Bankruptcy Case”).  During the pendency of the Chapter 11 proceedings, we operated our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and were subject to the jurisdiction of the bankruptcy court.

On June 10, 2013, the Company filed its First Modification to the First Amended Plan of Reorganization (the “Plan”) with the support of its senior, secured lenders.   The Plan provided for, among other things, the cancellation of all outstanding common stock, options and warrants in Biovest.  In addition, the Plan provided for the conversion of virtually all pre-petition debt into new common stock of the reorganized Company (‘Reorganized Biovest Common Stock”) as follows: (i) all outstanding indebtedness due to our senior secured lenders, totaling in excess of $41.0 million, would be converted into new equity representing ninety three percent (93%) of the newly issued Reorganized Biovest Common Stock and; (ii) approximately $5.4 million of unsecured indebtedness outstanding under our prepetition unsecured debt obligations would be converted and exchanged for new equity representing seven percent (7%) of the newly issued Reorganized Biovest Common Stock.

On June 27, 2013 an evidentiary hearing was held to determine the validity of an unsecured claim filed by Accentia, our former majority shareholder and parent corporation.  We had originally classified our intercompany obligation due to Accentia as a “debt subject to compromise” through our Chapter 11 proceeding and in the course of our Chapter 11 proceeding, Accentia timely filed an initial Proof of Claim for $5.0 million and later an Amended Proof of Claim in the amount of approximately $6.5 million.  The Official Committee of Unsecured Creditors (the “Creditors Committee”) filed an objection to the Accentia Claim, and after the June 27th hearing the court upheld the objection of the Creditors Committee and denied the Accentia Claim in its entirety, ruling that Accentia’s claim be stricken and that Accentia would have no continued claim in our 2013 Bankruptcy Case.

On June 28, 2013, the court entered an order confirming the Plan (the "Confirmation Order”).  The Plan became effective on July 9, 2013 (the “Effective Date”).  The following is a summary of the material terms of the Plan as confirmed.  This summary highlights only certain substantive provisions of the Plan and is not intended to be a complete description of the Plan.

Equity Interests and New Capital Structure

Common shares, options, and warrants or other rights to purchase or acquire common shares which existed prior to Effective Date were cancelled as of the Effective Date without further liability, payment or compensation in respect thereof.  We amended and restated our Certificate of Incorporation to authorize the issuance of up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of Reorganized Biovest Common Stock.  Pursuant to the Plan, we issued 100,000,000 shares of Reorganized Biovest Common Stock as follows:

•	to the holders of allowed secured claims – 93 million shares
•	to the holders of allowed unsecured claims – 7 million shares

Administrative Expenses

Administrative expenses consist primarily of legal fees incurred in connection with the 2013 Bankruptcy Case as well as a rent cure claim for past amounts due under the lease for our manufacturing facility located in Minneapolis, Minnesota.  The majority of the legal fees as well as the rent cure claim were paid, in cash, shortly after the Effective Date.  A portion of the legal fees (approximately $0.18 million) will remain accrued and become due, in cash, at later dates, but no later than March 31, 2014.

Priority Claims
Priority Claims consist of pre-petition wages due to our employees in the approximate amount of $0.12 million.  Priority wage claims were paid, in cash, shortly after the Effective Date.

DIP Financing Claims

During our reorganization proceedings, the court approved a $5.7 million post-petition line of credit facility (the “DIP Financing”) from Corps Real, LLC (“Corps Real”), Laurus Master Fund Ltd., Calliope Corporation, Valens U.S. SPV I, LLC, Psource Structured Debt Limited, Valens Offshore SPV II, Corp, and Valens Offshore SPV I, Ltd, acting collectively through their agent, LV Administrative Services, Inc. (collectively, the “LV Entities”).  The LV Entities and Corps Real represent the Company’s pre-petition senior secured lenders (the “Senior Secured Lenders”) originally secured by a security interest in and lien on all of our assets.

Pursuant to the terms of the Plan, the DIP Financing claims were deemed fully paid and any liens and security interests granted in favor of Corps Real and the LV Entities under the DIP Financing documents were released and terminated.  As a result of the Plan, the Senior Secured Lenders are no longer creditors of Biovest, but instead major shareholders of the Company, holding 93% of the Reorganized Biovest Common Stock.  Furthermore, as of Effective Date, approximately $2.6 million remained available under the DIP Financing for working capital without payment of any further consideration by Biovest.  From the period following the Effective Date through September 30, 2013, Biovest drew down approximately $1.9 million of the $2.6 million remaining.  These draws were recorded as in increase to additional paid in capital on the Successor Company (as defined below) balance sheet as of September 30, 2013 and are shown as “additional investment from shareholders” on the Successor Company Cash Flow Statement and Statement of Stockholders’ Equity.

Secured Claims

In addition to the DIP Financing claims discussed above, the allowed secured claims in our reorganization proceeding consisted of the following:

•
The Corps Real Claims (approximately $8.0 million): On the Effective Date, the Corps Real Claims were exchanged for approximately 26 million shares of Reorganized Biovest Common Stock, representing approximately 26% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of effective date, in full and final satisfaction of all allowed Corps Real claims.

•
The LV Entities Claims (approximately $33.7 million):  On the Effective Date, the LV Entities Claims were exchanged for approximately 67 million shares of Reorganized Biovest Common Stock, representing approximately 67% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of effective date, in full and final satisfaction of all allowed LV Entities claims.

•
The Minnesota Promissory Notes (approximately $0.33 million):  On the Effective Date, the obligations due under the Minnesota Promissory Notes were affirmed.  On July 16, 2013, we issued a cash payment in the approximate amount of $1 thousand representing the cumulative balance of the missed monthly principal and interest payments due during the reorganization proceedings.  Following the Effective Date, Reorganized Biovest resumed its obligations under the original terms of Minnesota Promissory Note documents.

Unsecured Claims

The allowed unsecured claims in our reorganization proceedings totaled approximately $5.4 million and consisted of the following:

•	The November 2010 Convertible Notes (see Sources of Liquidity below) totaling approximately $1.4 million (including interest)
•	The March 2014 Obligations (see Sources of Liquidity below) totaling approximately $3.3 million (including interest)
•	Other accrued pre-petition liabilities totaling approximately $0.7 million

On the Effective Date, the holders of allowed unsecured claims were entitled to seven million shares of Reorganized Biovest Common Stock, representing 7% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date in full and final satisfaction of all allowed unsecured claims.  Each holder of an allowed unsecured claim received a pro-rata share of the seven million shares available to all allowed unsecured claims.

Fresh-Start reporting

Upon the Effective Date of our Plan for Reorganization, we were required to adopt fresh-start reporting in accordance with Accounting Standards Codification No. 852 – Reorganization.  We elected to apply fresh-start accounting on a convenience date of July 1, 2013 (the “Convenience Date”) after concluding that operating results between the Effective Date and the Convenience Date did not result in a material difference.  Material adjustments resulting from the reorganization and the application of fresh-start reporting have therefore been reflected in the September 30, 2013 consolidated balance sheet as well as the statement of operations for the three months ended September 30, 2013.  Given that the adoption of fresh-start reporting resulted in a new entity for financial reporting purposes, Biovest is referred to as the “Predecessor Company” for all periods preceding the Convenience Date, and the “Successor Company” for all periods subsequent to the Convenience Date.  See Note 4 – Fresh-Start Reporting in the notes to the Consolidated Financial Statements for further details.

Results of Operations

Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012

For comparative purposes, we have combined the results of the Predecessor Company and the Successor Company for the year ended September 30, 2013.  Where specific income statement items have been impacted significantly as compared to our historical results by the reorganization plan or by the adjustments required by the fresh-start reporting process, we have provided explanations of such in the discussion.

Revenue. Total revenues for the year ended September 30, 2013 were $4.1 million, compared to $3.9 million for the year ended September 30, 2012. While revenue from cell culture contract services increased considerably year over year (by $0.76 million or 90%), this was offset, in part, by a decrease in instrument and disposable revenues (a decrease of $0.58 million or 20%).   The increase in cell culture contract services revenue was due primarily to one project for $0.6 million that was completed, start to finish, during fiscal 2013.  While we completed approximately the same number of cell culture contracts in the prior fiscal year, they were smaller jobs in comparison, with no single contract in excess of $0.25 million.  As discussed, instrument and disposable revenue decreased by $0.58 million when compared to the prior year, due to a reduction in the number of hollow fiber cell culture bioreactors sold.  While unit sales for our disposable cultureware increased year over year (540 units in the current year, versus 521 units in fiscal 2012), we sold 4 bioreactor systems in the current year, compared to 22 systems for the year ended September 30, 2012.  Also included in product revenue for the prior fiscal year is $0.1 million resulting from a data sharing agreement which required us to share our data set resulting from our Phase 3 clinical trial for BiovaxID.  The current year’s results do not contain comparable revenue.

Gross Margin. The overall gross margin as a percentage of sales for the year ended September 30, 2013 increased from 29% to 30% when compared to the year ended September 30, 2012.

Operating Costs and Expenses. Research and development expenses were relatively unchanged compared to the year ended September 30, 2012. During the current fiscal year we continued our analyses of the available data from our BiovaxID clinical trials and aggregated this data in the form of a Marketing Authorization Application for BiovaxID, which we filed with the European Medicines Agency on December 3, 2013.  These efforts resulted in significant fees for consulting services, travel expenses, wages and cost of laboratory supplies and equipment.

General and Administrative Expenses. General and administrative expenses have decreased by $2.1 million when compared to the prior fiscal year.  For the year ended September 30, 2012, non-cash stock compensation expense aggregated to $2.6 million.  As a result of our plan of reorganization, all incentive stock options issued to our employees prior to the Effective Date were cancelled, thus no further expense relating to these options will be recorded on the Successor Company.  Prior to the cancellation of these options, we recognized $0.08 million in stock compensation expense on the Predecessor Company for the nine month period ending June 30, 2013.  Furthermore, as part of our restructuring, we reduced administrative overhead through a reduction in our administrative workforce as well as through the rejection of our lease for administrative office space located in Tampa, FL.  During the current year, we entered into a new lease for office space in Tampa, FL at a significantly reduced rate.

Other Expense. Other expense for the years ended September 30, 2013 and 2012 includes contractual interest charges and amortization of discounts in connection with the Laurus/Valens Term A and Term B Notes, the Corps Real Note, the Exit Financing, the Accentia promissory demand note, and other long term notes issued to our unsecured creditors as a result of the Plan, as described below.   As a result of our restructuring, our pre-petition debt was either disallowed through the bankruptcy proceedings, or converted to shares of Reorganized Biovest Common Stock pursuant to our Plan (see the 2013 Bankruptcy Case above).  As a result, interest expense on the Successor Company has decreased considerably.  For the three month period ending September 30, 2013, the Successor Company has recorded $6 thousand in interest expense, representing interest which has accrued on the Minnesota Promissory Notes, the obligations of which were affirmed in our reorganization proceedings.

Other expense for the Predecessor Company also include a gain on derivative liabilities of $0.85 million for the nine month period ended June 30, 2013 and a gain of $1.14 million for the year ended September 30, 2012. These gains resulted from the change in fair value of the secured convertible notes issued in our Exit Financing related to our 2008 Bankruptcy Case, which were convertible into shares of our Predecessor common stock, as well as Predecessor common stock purchase warrants we issued which had contingent exercise provisions.  The convertible notes and common stock purchase warrants were required to be recorded at fair value; the values of which varied directly with the trading price of our Predecessor Company outstanding common stock.   As a result of our Plan, these liabilities were extinguished.

Reorganization Items

Gain on Reorganization. We have recognized gains of $10.3 million and $0.2 million on the Predecessor Company for the nine months ended June 30, 2013 and the year ended September 30, 2012, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. The gains upon reorganization have been presented separately in the consolidated statements of operations and are as follows:

	Successor	Predecessor
	For the Period from July 1 through September 30, 2013	For the Period from October 1, 2012 through June 30, 2013	Year Ended September 30, 2012
Gain on conversion of secured claims to common stock(a)	$—	$4,530,000	—
Gain on conversion of unsecured claims to common stock(a)	—	853,000	—
Gain on disallowance of Accentia intercompany claim	—	4,544,000	—
Gain on disallowance of other unsecured claims	—	360,000	—
Gain from previous plan of reorganization(b)	—	—	222,000
	$—	$10,287,000	$222,000

(a)
The gains upon conversion to common stock were calculated by charging the carrying value of the Predecessor’s pre-petition liabilities against the fair value of Reorganized Biovest Common Shares issued to settle the associated liabilities pursuant to the Plan.

(b)
November 17, 2010 marked the effective date of our previously confirmed plan of reorganization (case 8:08-bk-17795-KRM filed on November 10, 2008, the “2008 Bankruptcy”).  Pursuant to the confirmed plan of reorganization resulting from the 2008 Bankruptcy, holders of existing voting shares immediately before the confirmation received more than 50% of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from the 2008 Bankruptcy. We instead followed the guidance as described in Accounting Standard Codification (“ASC”) 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

Professional Fees. $0.07 million and $1.0 million were incurred on the Successor Company for the three months ended September 30, 2013 and on the Predecessor Company for the nine months ended June 30, 2013, respectively, for legal fees and U.S. Trustee fees paid as a result of our Chapter 11 proceedings. On September 30, 2013, the Bankruptcy Court entered a Final Decree closing our Chapter 11 proceedings. As a result, we anticipate professional fees related to our past reorganization proceeding to be minimal in the future.

Liquidity and Capital Resources

Sources of Liquidity

We emerged from reorganization in July 2013 and continue to operate as a going concern.  At September 30, 2013, we had cash of $0.7 million and working capital of $0.8 million.  As of September 30, 2013, we had approximately $0.7 million available under the DIP Financing.   On December 16, 2013, we entered into a Secured Promissory Note with our Senior Secured Lenders in a maximum principal amount of $3.5 million having a five year maturity.  Interest accrues at twelve percent per annum on the outstanding principal amount and is payable on the maturity of the note unless previously prepaid.  We intend to draw down upon the note as and when needed to fund the Company’s operations and commercialization efforts.  We anticipate that the DIP Financing and the Secured Promissory Note will fund the Company’s operations and commercialization efforts through the earlier of (a) obtaining significant additional external funding and (b) May, 2014.

Through September 30, 2013 we have been primarily engaged in developing BiovaxID.  In the course of these activities, we have sustained losses and expect such losses to continue through at least 2014.  Our ability to fund the additional confirmatory Phase 3 clinical trial required for FDA approval and to continue our detailed analyses of BiovaxID™’s clinical trial results is dependent on our ability to obtain significant additional external funding in the near term, which raises substantial doubt about our ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company through strategic collaborations, recognized research funding programs, domestic and/or foreign licensing of the Company’s product candidates and future potential issuances of debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in the Company’s best interest, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs,  sell our assets, or curtail some or all of our commercialization efforts.

During fiscal 2013, we financed our operations primarily through secured promissory notes issued to our Senior Secured Lenders.  Below is a summary of these transactions.

Corps Real Financings:

On December 3, 2012, we issued a secured promissory note to Corps Real in the principal amount of $1.5 million (the “Corps Real II Note”).  Corps Real is an Illinois limited liability company, and is principally owned and managed by Ronald E. Osman, the chairman of the Company’s Board of Directors.  The Corps Real II Note accrued interest at 16% per annum with all interest due at maturity – December 3, 2013 and was secured by a first priority lien on all of the Company’s assets.

On March 5, 2013 we issued an additional secured note to Corps Real in the principal amount of $0.3 million (the “Corps Real III Note”).  The Corps Real III Note accrued interest at 16% per annum with all interest due at maturity – March 5, 2014 and was secured by a first priority lien of all the Company’s assets.

As of July 9, 2013, the Effective Date of our Plan, any obligations due under the Corps Real Notes have been extinguished in return for 26% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date.

Debtor-in-Possession Financing:

As discussed above, during the Company’s reorganization proceedings, the Bankruptcy Court approved the DIP Financing, representing a post-petition line of credit facility in the amount of $5.7 million from the Company’s Senior Secured Lenders.  As of September 30, 2013, the Company had approximately $0.7 million available to draw down under the DIP Financing.  As of the Effective Date, amounts due under the DIP Financing were extinguished in return for Reorganized Biovest Common Stock.

 Net Cash Flows from Operating Activities

Successor Company:

During the three months ended September 30, 2013, we incurred a net loss of $1.5 million. Due to the fact that virtually all of our debt was either disallowed or converted to shares of Reorganized Biovest Common Stock through the Plan, a number of non-cash adjustments to net income, such as the amortization of discounts on debt, are no longer present on the Successor Company cash flows from operating activities.  After adjusting the Successor Company net loss for items such as depreciation on our property and equipment, as well as the payment of professional fees relating to our reorganization proceedings, which had previously been accrued for on the Predecessor Company financial statements, the net cash deficit from operating activities was $1.4 million for the three months ended September 30, 2013.

Predecessor Company:

For the nine months ended June 30, 2013, we reported net income of $2.5 million, as a result of gains recorded upon the elimination and conversion of our debt pursuant to our Plan.  Also included in the net income figure are several other non-cash transactions, described as follows:

•	Interest charges resulting from amortization of discounts on outstanding debt in the amount of $1.6 million.

•	An increase of $1.8 million in the balance of accrued interest on pre-petition debt.

Adjusting our net income for these and other non-cash items resulted in a net cash deficit from operating activities in the amount of $4.3 million for the nine months ended June 30, 2013.

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

Net Cash Flows from Investing Activities

Successor Company:

Investing activities for the three months ending September 30, 2013 consist entirely of the purchase of laboratory equipment in the amount of $9 thousand for use in our manufacturing facility in Minneapolis, MN.

Predecessor Company:

Investing activities for the nine months ended June 30, 2013 and the year ended September 30, 2012 were $0.5 million and $80 thousand, respectively, and consisted of the purchase of laboratory and computer equipment for use in our operations.

Net Cash Flows from Financing Activities

Successor Company:

Financing activities for the three months ended September 30, 2013 were as follows:

•	The repayment of principal due under the Minnesota Promissory Notes in the amount of eight thousand dollars.

•	The repayment of principal due under capital lease arrangements for laboratory equipment used in our Minneapolis, MN facility in the amount of twelve thousand dollars.

•	Proceeds of $1.9 million drawn on the DIP Financing discussed above.

Predecessor Company:

Financing activities for the nine months ended June 30, 2013, include the following:

•	Advances under the DIP Financing and Corps Real II and III Notes in the amount of $5.6 million.

•	The repayment of approximately $0.44 million on the intercompany balance payable to our former parent company, Accentia.

•	The repayment of approximately $75 thousand on other notes payable and long term debt.

Financing activities for the year ended September 30, 2012, include the following:

•
Advances (mostly from Accentia) in the amount of $4.0 million in the form of cash to fund operations, allocated inter-company expenses, accrued interest, and payments directly to third parties on our behalf.

•	The repayment of approximately $50 thousand on notes payable and long term debt.

•	Proceeds of $0.2 million through the exercise of options and warrants to purchase shares of our common stock.

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

•
Upon implementation of fresh-start accounting, the Successor Company’s asset values were re-measured and allocated in conformity with ASC 805-20, Business Combinations.  The going concern enterprise value of the Successor Company’s operations for purposes of fresh start accounting was estimated to be $41.6 million.  Upon implementation of fresh-starting accounting, we allocated the estimated reorganization value to our various assets and liabilities based on their estimated fair values and eliminated our deficit and additional paid-in-capital. The reorganization value was first assigned to tangible and identifiable intangible assets. The excess of the reorganization value over and above the identifiable net asset values resulted in goodwill. We also recorded the Successor Company’s debt and equity at the fair value estimated through this process.   See Note 4 to the consolidated financial statements for further information on fresh-start reporting.  As the estimated enterprise value is dependent on the achievement of future financial results and various assumptions, there is no assurance that financial results will be realized to support the estimated enterprise value.

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

Valuation of goodwill and intangible assets.  Our intangible assets include goodwill and in-process research and development, which are accounted for based on ASC Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with GAAP. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our product candidates under development.

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

In-process research and development (“IPR&D”) represent intangible assets related to our development of that were recognized upon adoption of fresh-start accounting on July 1, 2013.  As we have not yet gained regulatory approval for BiovaxID, this asset is evaluated for impairment at least annually or whenever an indication of impairment exists.  In the course of the evaluation of the potential impairment of IPR&D, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed.  We have not recorded any impairment losses as a result of these evaluations.  Should we begin generating revenue following regulatory approval of BiovaxID, IPR&D will be amortized as a finite-lived intangible asset over its estimated useful life.

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

In applying the Black-Scholes options-pricing model for the three month period ending September 30, 2013 (Successor Company), we assumed no dividend yield, a risk-free interest rate of 0.30%, an expected option term of 2.5 years, a volatility factor of 65.5%, and a share price and an exercise price of $0.19.

In applying the Black-Scholes options-pricing model for the nine month period ending June 30, 2013 (Predecessor Company), we assumed no dividend yield, a risk-free interest rate of 0.75%, an expected option term of 2.5 years, a volatility factor of 62.2%, and a share price and an exercise price of $0.42.

We recorded stock-based compensation of approximately $32 thousand for the three months ended September 30, 2013 (Successor Company), $77 thousand for the nine months ended June 30, 2013 (Predecessor Company)  and $2.6 million in the year ended September 30, 2012 (Predecessor Company). For all periods, stock-based compensation is classified in both general and administrative and research and development expense in the accompanying consolidated statements of operations.

Derivative instruments - Fair value of financial assets and liabilities.  We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

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

We reported our derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2012. Pursuant to the Plan, all derivative liabilities were cancelled as of the Effective Date.  As such, there were no derivative liabilities as of September 30, 2013.

Income Taxes.  We incurred net operating losses (“NOLs”) for the years ended September 30, 2013 and 2012, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal NOL carryover of approximately $104.7 million as of September 30, 2013, which will expire, beginning in 2020. Under Section 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOL and other deductions which are available to us. The portion of the NOLs incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation. As such, these NOLs are limited to approximately $0.2 million per year. NOLs incurred after June 17, 2003 may also subject to restriction.

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

•	the timing, receipt and amount of sales, if any, from our product candidates in development;

•	the cost of manufacturing (paid to third parties) of our licensed product candidates

•	the cost of marketing and sales activities of those product candidates;

•	the continued willingness of our vendors to provide trade credit on historical terms;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our product candidates in development;

•	our ability to maintain our assets or cash flow so that they are sufficient to fully repay the principal owed under our outstanding debt instruments, either upon maturity or immediately upon demanded acceleration, upon the current event of default or any other events of default;

•	our ability to refinance or restructure our outstanding matured debt instruments; and

•	the receptivity of the financial market to biotechnology companies.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of the Registrant

Name	Age	Position
Carlos F. Santos, Ph.D.	36	Chief Executive Officer, (Principal Executive Officer)

Brian D. Bottjer, CPA.	39	Acting Chief Financial Officer and Controller (Principal Financial Officer)(1)

Robert E. Farrell, J.D.	63	Chief Financial Officer (Principal Financial Officer)(2)

Ronald E. Osman, Esq.	66	Chairman and Director

Edmund C. King	78	Director, Chairman of the Audit Committee

John Sitilides	51	Director, Chairman of the Compensation Committee

Jeffrey A. Scott, M.D.	54	Director

Eugene Grin	56	Director

Peter J. Pappas, Sr.	73	Director

Raphael J. Mannino, Ph.D.	65	Director

(1)
Mr. Bottjer served as Acting Chief Financial Officer and Controller of the Company, and the Company’s Principal Financial Officer, during the fiscal year ended September 30, 2013.  Effective December 1, 2013, Robert Farrell replaced Mr. Bottjer as Chief Financial Officer of the Company.  Mr. Bottjer continues to serve as Controller of the Company.

(2)	Mr. Farrell was hired effective December 1, 2013 to serve as Chief Financial Officer of the Company, and the Company’s Principal Financial Officer.

Carlos F. Santos, Ph.D. On July 8, 2013 Dr. Santos was appointed as our Chief Executive Officer. Prior to July 8, 2013, Dr. Santos has served as our Senior Vice President, Product Development & Regulatory Affairs since March 2009. In that role, Dr. Santos managed all key aspects of our personalized immunotherapy platform, including our clinical and regulatory affairs, while also leading the development of our manufacturing systems essential to personalized cancer vaccine production.   Dr. Santos has authored numerous peer-reviewed publications in the fields of active immunotherapy, oncology, and bioinformatics.  Dr. Santos is a graduate of the University of Michigan where he earned a Ph.D. in Bioinformatics, and Washington University (St. Louis) where he earned a B.S. in Computer Science. At the University of Michigan, he developed automated natural language processing systems to integrate high-throughput genomic experimental data with known protein interaction pathways in metastatic prostate cancer progression. He also led the development of a large-scale automated search and summarization engines for biomedical documents at the University of Michigan’s National Center for Integrative Biomedical Informatics. From 1998 to 2001, he was a researcher at Washington University’s Institute for Biomedical Computing (now the Center for Computational Biology). We believe that Dr. Santos’ experience and skills make him a qualified and valuable member of our management and product development teams.

Brian D. Bottjer, CPA was appointed to serve as our Acting Chief Financial Officer and designated to serve as our Principal Financial Officer and Principal Accounting Officer in January 2011, and served in those roles until December 1, 2013.  Mr. Bottjer has served as our Controller since June 2007, and continues to serve in that role. From September 2006 to May 2007, Mr. Bottjer was our Senior Accountant. Prior to that time, from August 2005 to August 2006, Mr. Bottjer was employed as a Controller for Stewart Title Guaranty Company, a provider of title insurance and related services to the real estate and mortgage industries. From March 2003 to August 2005, Mr. Bottjer served at Raymond James & Associates, Inc., a full service brokerage firm headquartered in St. Petersburg, Florida in a number of roles, including that of manager of financial reporting for certain of that company’s business units. Mr. Bottjer has also served in a variety of financial reporting and administrative roles at the Home Shopping Network and Allstate Insurance Corporation. Mr. Bottjer is a licensed Certified Public Accountant and received his B.S. in business administration from the State University of New York at Buffalo in 1997. We believe that Mr. Bottjer’s experience and skills make him a qualified and valuable member of our management team.

Robert E. Farrell, Esq. was appointed as our Chief Financial Officer and designated to serve as our Principal Financial Officer and Principal Accounting Officer effective December 1, 2013. Prior to that time, Mr. Farrell served as Chief Financial Officer of Sanovas, Inc., a medical device company from 2012 to 2013, and before that was employed by Titan Pharmaceuticals, Inc., a diversified public biotechnology company, where he served as President and Chief Executive Officer from 2008 to 2010 and as Executive Vice President and Chief Financial Officer from 1996 to 2008. From 1990 to 1996, Mr. Farrell served as Corporate Group Vice President and Chief Financial Officer of Fresenius USA. From 1982 to 1990 Mr. Farrell was employed by Genstar Corporation, serving as Vice President of Marketing within Genstar’s Financial Services Division from 1982 to 1989, and as President of TXL Securities from 1987 to 1990. Mr. Farrell also served as Associate General Counsel of Brae Corporation from 1979 to 1982 and as an Associate Attorney for Crane & Hawkins from 1977 to 1979. Mr. Farrell received a J.D. from University of California, Hastings College of Law and a Bachelor of Arts degree in Government and Economics with a Minor in Accounting from University of Notre Dame. Mr. Farrell is a Member of the California Bar.

Ronald E. Osman, Esq. was appointed as the Chairman of our Board of Directors on July 8, 2013. Mr. Osman has been a Director of our Company since November 2006. Mr. Osman is the founder, president and senior partner of the law offices of Ronald E. Osman & Associates, Ltd. Mr. Osman established the practice in 1979. The firm concentrates on actions brought under the Federal False Claims Act as well as actions concerning commercial law and personal injury. The firm maintains offices in Marion, Illinois and Dongola, Illinois. After receiving a Bachelor of Science degree in Agriculture/Economics from the University of Illinois in 1968, Mr. Osman joined the U.S. Marine Corp, where he served as an officer from 1969 to 1972. In 1976, Mr. Osman began law school at Southern Illinois University. Mr. Osman completed his law degree in two and one half years and received his Juris Doctorate from Southern Illinois University in 1979. Mr. Osman has been actively engaged in the practice of law since that time. In addition to his law practice, Mr. Osman operates a farming business, and an oil production business. He is a member of the Illinois Bar Association, the Illinois Trial Lawyers Association, and the National Health Lawyers Association. He also serves as a Member of the Board of Dongola Clinic and is a Founding Member of Rural Health, Inc. We believe that Mr. Osman’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Osman’s entrepreneurial expertise and knowledge of the law, especially in health related fields, is extremely valuable in driving the direction of the business and make him a valuable member of and resource on our Board of Directors. He also has previous experience in founding and selling business enterprises and has been an active participant in the financing activities of our Company.

Edmund C. King has been a Director our Company since June 2010.  From 1974 to 1992, Mr. King was a partner at Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s southern California senior healthcare partner. Prior to that, Mr. King directed the southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical Securities and Exchange Commission consultation. Mr. King has served as Chief Financial Officer and Director of Invisa, Inc., a small publicly held safety company, since November 2000 and as President and Chief Executive Officer since November 2007. In 1999, Mr. King became a financial consultant to SmartGate, L.C., a manufacturer of safety sensors for parking and barrier gates.  In 2003, SmartGate, L.C. merged with Invisa, Inc.  Mr. King is also a member of the board of directors of LTC Properties, Inc., a NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, has served on the National Advisory Council of Brigham Young University’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the MPMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. We believe that Mr. King’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. King’s background in accounting and finance make him a valuable member of and resource on our Board of Directors.

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

Eugene Grin has been a Director of our Company since July 2013.  Mr. Grin is a principal and co-founder of Laurus Capital Management, LLC and Valens Capital Management, LLC, positions he has held since the founding of Laurus (2001) and Valens (2007).  The Laurus/Valens entities are shareholders of the Company.  Additionally, Mr. Grin is an executive officer of Global Equities and Realty, Inc. and certain of its related entities, which together comprise a full services asset management firm that specializes in implementing strategic turnarounds.  Mr. Grin received a B.A. in Engineering from The Technical College of Radio, Electronics and Industrial Engineering in the Ukraine in 1977.  We believe that Mr. Grin’s experience and skills make him a qualified and valuable member of and resource on our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, as amended, an officer, director, or beneficial owner of more than 10% of any class of equity securities of the Company must file a Form 4 reporting the acquisition or disposition of our Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, during the year ended September 30, 2013, we believe that all required Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, other than late Form 4s filed by Brian D. Bottjer, Douglas W. Calder, Christopher C. Chapman, Samuel S. Duffey, Mark D. Hirschel, Edmund King, Raphael J. Mannino, Francis E. O’Donnell, Jr., Ronald E. Osman, Peter J. Pappas, Carlos F. Santos, Ph.D., Jeffrey Scott, and John Sitilides on August 23, 2013, each of which reported the cancellation of all outstanding common stock, options, and warrants of the Company held by such person, pursuant to the Plan of Reorganization that became effective on July 9, 2013, late Form 4s filed on December 27, 2013 by Carlos F. Santos, Ph.D. reporting the grant of 5,038 shares of common stock, Samuel S. Duffey reporting the grant of 184,007 shares of common stock, and Peter J. Pappas reporting the grant of 1,559,480 shares of common stock, and a Form 4 that was not filed by Douglas Calder to report a grant of 133 shares of common stock.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees and directors and all of the employees and directors of our subsidiaries. The text of the Code of Business Conduct and Ethics is posted on our website at www.biovest.com in the “Investor Relations” section of the website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid to our named executive officers for years ended September 30, 2013 and 2012. Individuals we refer to as our “named executive officers” include our Principal Executive Officer and our two most highly compensated executive officers (other than our Principal Executive Officer) who were serving as executive officers at the end of the fiscal year ended September 30, 2013 (and up to two additional individuals who would be included pursuant to the foregoing, but for the fact that they were not serving as an executive officer of the company at the end of the fiscal year ended September 30, 2013) whose total compensation for services rendered in all capacities exceeded $0.1 million during the year ended September 30, 2013 (“fiscal 2013”).  Effective December 1, 2013 Robert E. Farrell, J.D. was hired as our Chief Financial Officer.  No compensation information is provided for Mr. Farrell as he did not serve as an employee at any point during the fiscal years ended September 30, 2013 or 2012.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards(a) ($)	Bonus(a) ($)	All Other Compensation ($)		Total ($)
Carlos F. Santos, Ph.D.	2013	197,000	—	—	10,000	(1)	207,000
Chief Executive Officer	2012	135,000	281,000	50,000	—		466,000

Samuel S. Duffey, Esq.	2013	286,000	32,000	—	10,000	(2)	328,000
Former President, Former Chief Executive Officer and Former General Counsel	2012	238,000	442,000	109,000	—		789,000

Mark D. Hirschel, Ph.D.	2013	190,000	—	—	6,000	(3)	196,000
Former Chief Science Officer	2012	215,000	200,000	75,000	8,000	(3)	498,000

Brian D. Bottjer, CPA	2013	136,000	—	—	12,000	(4)	148,000
Former Acting Chief Financial Officer (Principal Financial Officer)	2012	140,000	113,000	—	14,000	(4)	267,000

(a)	All option awards (none of which had been exercised) and bonuses (which had been accrued but not yet paid) granted in 2012 were cancelled pursuant to our Plan on the Effective Date.
(1)	In fiscal 2013, Dr. Santos was paid $10,000 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability insurance.
(2)	In fiscal 2013, Mr. Duffey was paid $10,000 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability insurance.
(3)
Dr. Hirschel was paid $6,000 and $8,000 in fiscal 2013 and 2012 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability insurance.

(4)
Mr. Bottjer was paid $12,000 and $14,000 in fiscal 2013 and 2012 in other compensation which consisted of payments related to medical, dental, and life insurance and long and short term disability insurance.

Salary. Drs. Hirschel and Santos and Mr. Duffey have not entered into any employment agreement with us and they continue their employment on an “at-will” basis. During fiscal 2013, we did not establish specific performance objectives for these executive officers and their total compensation for services rendered was based on their overall performances.  All of our executive officers have entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Cash Bonuses and Incentives. On March 30, 2012, the Board approved compensation arrangements for the executive officers as a result of an annual compensation review by the Board and its Compensation Committee.  Although approved, the payment of the cash bonuses for the executive officers was postponed due to our then financial position.  As a result of our Plan, which became effective on July 9, 2013, these bonuses were cancelled.

Option Awards. The amounts in the “Option Awards” column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of shares of our common stock on the date of exercise. Assumptions used in the calculation of these amounts are described in Note 16 to our consolidated financial statements herein. A description of our 2010 Equity Incentive Plan to which these Option Awards were awarded is discussed in Note 18 to our consolidated financial statements.

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

Outstanding Equity Awards

The following table summarizes the outstanding unexercised stock options and unvested equity incentive plan awards held by each of our named executive officers as of September 30, 2013.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Samuel S. Duffey, Esq.	500,000	—	1.00	09/05/2018

Option Grants. In fiscal 2013, we granted stock options to purchase 500,000 shares of Reorganized Biovest Common Stock under the terms of our 2010 Equity Incentive Plan to our former Chief Executive Officer, Samuel S. Duffey as severance for his prior service with our Company.

The option grant vested immediately, however, pursuant to our Plan, may not be exercised until May 1, 2014.

Compensation of Directors

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED SEPTEMBER 30, 2013

During fiscal 2013, the members of the Board did not receive any compensation for their service as members of the Board or as members or chairmen of the various committees of the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The information required by this Item 12 relating to equity compensation plans is incorporated by reference from Part II, Item 5 of this Annual Report on Form 10-K.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of November 30, 2013 by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of November 30, 2013 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  As of December 27, 2013, 100,000,000 shares of our common stock were outstanding.

Except as otherwise indicated in the footnote to this table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.  Unless otherwise indicated, the address for each individual listed below is c/o Biovest International, Inc., 300 South Hyde Park Avenue, Suite 210, Tampa, Florida 33606.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Shareholders
Laurus Master Fund, Ltd. (In Official Liquidation)(1)	3,045,637	3.05%
Calliope Capital Corporation(1)	1,211,869	1.21%
Corps Real, LLC(2)	17,360,000	17.36%
Pabeti, Inc(2).	8,680,000	8.68%
Valens Offshore SPV I, Ltd.(3).	24,488,567	24.49%
Valens Offshore SPV II, Corp.(3).	22,783,263	22.78%
Valens U.S. SPV I, LLC(3).	7,722,949	7.72%
PSource Structured Debt Limited (in liquidation)(3).	7,707,715	7.71%

Executive Officers and Directors
Samuel S. Duffey, Esq.(4)	684,007	*
Carlos F. Santos, Ph.D.(5)	5,038	*
Douglas W. Calder(6)	133	*
Ronald E. Osman, Esq.(2)	26,040,000	26.04%
Eugene Grin(3)	62,702,494	62.70%
Peter J. Pappas, Sr.(7)	1,559,480	1.56%
All executive officers and directors as a group (6 persons)	95,248,658	90.99%

*	Less than 1.0%

(1)
Laurus Master Fund, Ltd. (In Official Liquidation) (the “Fund”) and its wholly-owned subsidiary Calliope Capital Corporation (“Calliope”) own an aggregate of 4,257,506 Shares.  The Fund is in official liquidation under the supervision of the Grand Court of the Cayman Islands. The Joint Official Liquidators (“JOLs”) are Chris Johnson of Chris Johnson Associates, Ltd. and Russell Smith of BDO CRI. The JOLs have discretion over the management of the Fund and Calliope and the disposition of their respective assets. The JOLs share voting and investment power over the securities owned by the Fund and Calliope.

The address for the Fund and Calliope is c/o The Joint Official Liquidators at their respective offices of Chris Johnson, Elizabethan Square, 80 Shedden Road, George Town, Grand Cayman, Cayman Islands KY1-1104 and Russell Smith, 2nd Floor, Building 3 Governors Square, 23 Lime Tree Bay Avenue, Grand Cayman, Cayman Islands KY1-1205.

The immediately preceding information in this footnote is based solely on the Schedule 13G filed with the SEC on July 22, 2013 by the JOLs.

(2)
Ronald E. Osman, the Chairman of our board of directors, is not the record holder of any shares of common stock, but has sole voting and investment power over the shares of common stock owned by Corps Real, LLC and Pabeti, Inc., on behalf of their underlying beneficial holders (individuals and trusts of the Osman family).

The 26,040,000 shares of common stock beneficially owned in the aggregate by Mr. Osman represent 26.04% of the 100,000,000 shares of common stock issued and outstanding.

The address for each of Corps Real, LLC and Pabeti, Inc. is 1602 W. Kimmel St., Marion, IL 62959.

The immediately preceding information in this footnote is based solely on the Schedule 13D filed with the SEC on July 30, 2013 by Mr. Osman.

(3)
Valens Offshore SPV I, Ltd. owns an aggregate of 24,488,567 Shares, and Valens Offshore SPV II, Corp., a wholly-owned subsidiary of Valens Offshore SPV I, Ltd., owns an aggregate of 22,783,263 Shares.  Voting and dispositive power with respect to the Shares owned by Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp. is shared with Valens Capital Management, LLC, who acts as investment manager, and Eugene Grin, the Principal of Valens Capital Management, LLC.  Valens U.S. SPV I, LLC owns an aggregate of 7,722,949 Shares.  Voting and dispositive power with respect to the Shares owned by Valens U.S. SPV I, LLC is shared with Valens Capital Management, LLC, who acts as investment manager, and Eugene Grin, the Principal of Valens Capital Management, LLC.  PSource Structured Debt Limited (in liquidation) owns an aggregate of 7,707,715 Shares.  Voting and dispositive power with respect to the Shares owned by PSource Structured Debt Limited (in liquidation) is shared with Laurus Capital Management, LLC, who provides investment management services, and Eugene Grin, the Principal of Laurus Capital Management, LLC.  PSource Structured Debt Limited (in liquidation) is in the process of winding-up and liquidating its assets.

The address for each of Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC is c/o Valens Capital Management, LLC, 230 Park Avenue, Suite 1152, New York, NY 10169. The address for PSource Structured Debt Limited is c/o Grant Thornton Limited, PO Box 313, Lefebvre House, Lefebvre Street, St. Peter Port, Guernsey, GY1 3TF Channel Islands.

The immediately preceding information in this footnote is based solely on the Schedule 13D filed with the SEC on July 18, 2013.

(4)
Mr. Duffey was our Chief Executive Officer, President and General Counsel until July 9, 2013. Mr. Duffey’s beneficial ownership consists of 500,000 shares of common stock issuable pursuant to options held by Mr. Duffey that are currently exercisable or that are exercisable within 60 days of November 30, 2013 as well as 184,007 shares of common stock held by Mr. Duffey as of November 30, 2013.

(5)	Dr. Santos is our Chief Executive Officer. Beneficial ownership includes 5,038 shares of common stock held by Dr. Santos as of November 30, 2013.

(6)
Mr. Calder was our Vice President, Strategic Planning & Capital Markets until he separated from the Company effective July 16, 2013. Mr. Calder’s beneficial ownership includes 133 shares of common stock held by Mr. Calder as of November 30, 2013.

(7)	Mr. Pappas is a Director on our Board. Beneficial ownership includes 1,559,480 shares of common stock held by Mr. Pappas as of November 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the years ended September 30, 2013 and 2012, we were a party to the following transactions with certain of our executive officers, directors, holders of more than 5% of our voting securities, and their respective affiliates. We believe that the terms of these transactions were no less favorable to us than the terms that could have been obtained from unaffiliated third parties. In some instances transactions which occurred in prior years are also described in order to provide proper background.

Relationship to Parent

As of September 30, 2012, Accentia owned approximately 59% of our common stock and our financial statements reflected that Accentia had loaned us approximately $4.0 million (the “Accentia Intercompany Payable”).  The Accentia Intercompany Payable  was due upon demand and accrued interest at the prime rate (3.25% at September 30, 2012). As a result of our Chapter 11 proceedings and the Plan of Reorganization which became effective on July 9, 2013, all of Accentia’s ownership interest in us was canceled and extinguished and all debt reflected by the Accentia Intercompany Payable was canceled.

Relationships to Affiliates

Corps Real, LLC and Pabeti, Inc.

On November 17, 2010, we issued a secured convertible promissory note in the amount of approximately $2.3 million (the “Corps Real Note”) to Corps Real. Corps Real and the majority owner of Corps Real, MRB&B, LLC, are both managed by Ronald E. Osman, a shareholder and the Executive Chairman of our Company.  Mr. Osman is also the President and a majority owner of Pabeti, Inc.  On October 9, 2012 and under the terms of the Corps Real Note, Corps Real elected to loan to us an additional $0.7 million. During the year ended September 2012, we made interest payments to Corps Real of approximately $0.15 million.  On June 6, 2012, the Corps Real Note was amended to suspend and defer our monthly interest payments beginning with the payment due on June 1, 2012.  The deferred interest amount instead became due and payable on upon maturity.

Because we were unable to pay the amount due under the Corps Real Note on November 17, 2012, an event of default occurred.  Effective November 17, 2012, we entered into a standstill agreement with Corps Real pursuant to which (i) the maturity date of the Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted us a forbearance (until January 31, 2013) from its exercise of the rights and/or remedies available to it under the Corps Real Note.  The standstill agreement allowed us the time and opportunity to negotiate with Corps Real a potential restructuring of the Corps Real Note.

Effective December 3, 2012, we issued an additional secured promissory note to Corps Real, which provided us with a revolving line of credit in the principal amount of up to $1.5 million (the “Corps Real LOC”).  The Corps Real LOC accrued interest at the rate of 16% per annum and matured on the first anniversary of the closing of the Corps Real LOC.  The Corps Real LOC was secured by a first priority lien of all our assets.  Pursuant to our Plan of Reorganization, effective as of July 9, 2013 all of our obligations and indebtedness due to Corps Real under the Corps Real Note and the Corps Real LOC was extinguished and deemed paid through issuance to Corps Real of approximately 28 million shares of our common stock.

Mr. Osman is also the President and a majority owner of Pabeti, Inc.  On December 16, 2013 we issued to Pabeti, Inc. (along with three Valens entities as described below)  a Secured Promissory Note in an amount of up to $3.5 million (the “Pabeti/Valens Secured Note”).  As of December 20, 2013, the balance due under the Pabeti/Valens Secured Note was $0.4 million.

Laurus/Valens:

On July 9, 2013, in accordance with our Plan of Reorganization, we issued common stock to Laurus, PSource, Valens Offshore I, Valens Offshore SPV II, Corp. (“Valens Offshore II”), Valens U.S., and LV Administrative Services, Inc.  (“LV”) (collectively, “Laurus/Valens”) in full payment of all outstanding debt owed to those entities.  Laurus/Valens is now the beneficial owner of more than 65% of our common stock.

On December 16, 2013 we issued to Valens Offshore II, and Valens US (along with Pabeti, Inc as described above)  a Secured Promissory Note in an amount of up to $3.5 million (the “Pabeti/Valens Secured Note”).  As of December 20, 2013, the balance due under the Pabeti/Valens Secured Note was $0.4 million.

Royalty Interests:

On July 9, 2013, in accordance with our Plan of Reorganization, our Company, Corps Real , Pabeti and Laurus/Valens, entered into agreements whereby the aggregate royalty obligation on BiovaxID and our other biologic products (totaling 6.25%.) was redistributed to each of those entities in proportion to their respective equity ownership interest in the Company.

Director Independence

The Board has determined that five of its members are “independent directors” as defined under the applicable rules of The NASDAQ Stock Market (the “NASDAQ”) and the SEC. These five “independent directors” are Edmund C. King, Jeffrey A. Scott, M.D., Raphael J. Mannino, Ph.D., Peter J. Pappas, Sr. and John Sitilides. In making its determination of independence, the Board considered questionnaires completed by each director and all ordinary course transactions between our Company and all the entities with which the director is employed and affiliated. With regard to Mr. King, the Board considered their relationship as directors of Accentia, our former majority shareholder. Additionally, because of Ronald E. Osman, Esq. and Eugene Grin’s common stock ownership in our Company, through their affiliates, the Board determined that they are not independent.

Board Committees and Committee Member Independence

The Board has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. Messrs. King, Scott, and Mannino are members of the Audit Committee. Messrs. Grin, Sitilides, and King,  are members of the Compensation Committee. Messrs. Sitilides and Mannino are members of the Governance and Nominating Committee. The Board has determined that each of the Directors serving on the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee, except for Mr.  Grin (who is not an independent director), are also independent under the NASDAQ independence standards applicable to members of such committees.

The NASDAQ rules provide that the compensation of a company’s chief executive officer and all other executive officers (i.e., those officers covered in Rule 16a-1(f) under the Exchange Act of 1934 must be determined, or recommended to the Company’s board of directors for determination, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate or a compensation committee comprised solely of independent directors. The NASDAQ rules also provide an exception to these requirements that permits the appointment to the compensation committee of one director who is not independent as defined in the NASDAQ rules and is not a current officer or employee or a family member (as defined in the NASDAQ rules) of an officer or employee, in circumstances in which a compensation committee is comprised of at least three members, if the board of directors determines that such individual’s membership on the committee is required by the best interests of the company and its shareholders. As noted above, Mr. Grin, a member of the Compensation Committee, is not considered an independent director under the NASDAQ rules. Consequently, we relied on the foregoing exception in appointing Mr. Grin (who is not a current officer or employee or a family member of an officer or employee) to the Compensation Committee. We believe that as a result of his knowledge and expertise, Mr. Grin is essential to the ability of our Compensation Committee to fulfill its obligations and Mr. Grin’s membership on the Compensation Committee is in the best interests of our Company and shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

We engaged Cherry Bekaert LLP (“Cherry Bekaert”), our independent registered public accounting firm, to perform the audits of our consolidated financial statements as of the year ended September 30, 2013 and 2012 and for the three months ended September 30, 2013, the nine months ended June 30, 2013 and the year ended September 30, 2012. We also engaged Cherry Bekaert to prepare our 2013 and 2012 Federal and State income tax returns.

The following table provides information relating to the fees billed by Cherry Bekaert for the years ended September 30, 2013 and 2012:

	2013	2012
Audit fees	$90,000	$87,500
Tax fees	12,500	12,500

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee of the Board has established pre-approval policies for all audit and permissible non-audit services provided by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services provided and associated fees incurred in fiscal 2013 and fiscal 2012 were pre-approved by the Audit Committee.

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

(3) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of Biovest International, Inc. (filed as Exhibit 3.1 to Biovest’s Form 8-K filed July 15, 2013 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of Biovest International, Inc. (filed as Exhibit 3.2 to Biovest’s Form 8-K filed July 15, 2013 and incorporated herein by reference)

10.1	Lease Between Biovest and JMS Holdings, LLC, dated December 2, 2010 (filed as Exhibit 10.1 to Biovest’s Form 8-K filed December 8, 2010 and incorporated herein by reference)

10.2(a)
Biovest’s 2010 Equity Incentive Plan (filed as Exhibit 10.187 to Biovest’s Annual Report on Form 10-K for the year ended September 30, 2010, filed December 14, 2010 and incorporated herein by reference)

10.3(a)	Amended and Restated Biovest International, Inc. 2006 Equity Incentive Plan (filed as Exhibit 4.2 to Biovest’s Form S-8 filed March 25, 2011 and incorporated herein by reference)

10.4
Contingent Payment Agreement, dated November 17, 2010, between Biovest and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.16 to Biovest’s Form 10-Q filed February 11, 2011 and incorporated herein by reference)

Exhibit Number	Description

10.5
License Agreement effective September 17, 2004 between Biovest International, Inc. and the Board of Trustees of the Leland Stanford Junior University (filed as Exhibit 99.1 to Biovest’s Form 8-K filed February 15, 2011 and incorporated herein by reference)

10.6	Mortgage, dated November 16, 2010, between City of Coon Rapids and JMS Holdings (filed as Exhibit 10.2 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.7
Agreement for Loan of Minnesota Investment Fund, dated November 16, 2010, between City of Coon Rapids and Biovest (filed as Exhibit 10.3 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.8
Promissory Note, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids, JMS Holdings and Biovest (filed as Exhibit 10.5 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.9
Mortgage, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and JMS Holdings (filed as Exhibit 10.6 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.10
Loan Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.7 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.11
Security Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.8 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.12
Business Subsidy Agreement, dated December 7, 2010, between the Economic Development Authority in and for the City of Coon Rapids and Biovest (filed as Exhibit 10.9 to Biovest’s Form 10-Q filed May 13, 2011 and incorporated herein by reference)

10.13
Interim Order Granting Debtor’s Emergency Motion For Interim And Final Orders Under 11 U.S.C. §§ 105, 361, 362, 363(C), 364(C), 364(D)(1), 364(E) and 507 and Fed. R. Bankr. P. 2002, 4001 and 9014:  (I) Authorizing The Debtor To Obtain Postpetition Financing and Grant Senior Liens and Superpriority Administrative Expense Status; (II) Authorizing The Debtor To Use Cash Collateral; (III) Granting Adequate Protection To Prepetition Senior Secured Creditors; and (IV) Scheduling A Final Hearing Pursuant To Bankruptcy Rules 2002, 4001 and 9014 of the United States Bankruptcy Court Middle District of Florida Case No. 8:13-bk-02892-KRM, dated March 14, 2013. (filed as Exhibit 10.1 to Biovest’s Form 8-K filed March 20, 2013 and incorporated herein by reference)

10.14	Secured Promissory Note, dated March 4, 2013, between Biovest and Corps Real, LLC (filed as Exhibit 10.1 to Biovest’s Form 10-Q filed May 15, 2013 and incorporated herein by reference)

10.15	Security Agreement, dated March 4, 2013, between Biovest and Corps Real, LLC (filed as Exhibit 10.2 to Biovest’s Form 10-Q filed May 15, 2013 and incorporated herein by reference)

10.16
300 S Hyde Park Center Office Lease Agreement, dated April 8, 2013 between Biovest and Myrback Enterprises LLC (filed as Exhibit 10.3 to Biovest’s Form 10-Q filed May 15, 2013 and incorporated herein by reference)

10.17
Final Order Under 11 U.S.C. §§ 105, 361, 362, 363(c), 364(c), 364(d)(1), 364(e) and 507 and Fed. R. Bankr. P. 2002, 4001 and 9014: (I) Authorizing the Debtor to Obtain Postpetition Financing and Grant Senior Liens and Superpriority Administrative Expense Status; (II) Authorizing the Debtor to Use Cash Collateral; (III) Granting Adequate Protection to Prepetition Senior Secured Creditors; and (IV) Scheduling a Final Hearing Pursuant to Bankruptcy Rules 2002, 4001 and 9014, dated April 10, 2013 (filed as Exhibit 10.4 to Biovest’s Form 10-Q filed May 15, 2013 and incorporated herein by reference)

10.18	Engagement Agreement, dated April 17, 2013, between Biovest and Ferghana Securities, Inc. (filed as Exhibit 10.5 to Biovest’s Form 10-Q filed May 15, 2013 and incorporated herein by reference)

10.19
Debtor-In-Possession Credit and Security Agreement by and among Biovest and Corps Real, LLC and Plan Secured Promissory Note, dated November 17, 2010, between Biovest and Corps Real, LLC and PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Laurus Master Fund, Ltd. (in liquidation), Calliope Corporation and LV Administrative Services, Inc. as of April 18, 2013 (filed as Exhibit 10.6 to Biovest’s Form 10-Q filed May 15, 2013 and incorporated herein by reference)

Exhibit Number	Description

10.20
First Amended Plan of Reorganization of Biovest International, Inc., Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.1 to Biovest’s Form 8-K filed July 5, 2013 and incorporated herein by reference)

10.21
First Modification to First Amended Plan of Reorganization of Biovest International, Inc., Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.2 to Biovest’s Form 8-K filed July 5, 2013 and incorporated herein by reference)

10.22
Order Confirming First Amended Plan of Reorganization of Biovest International, Inc. Under Chapter 11 of Title 11, United States Code dated as of June 28, 2013, as Modified, Pursuant to 11 U.S.C. §1129 (filed as Exhibit 10.3 to Biovest’s Form 8-K filed July 5, 2013 and incorporated herein by reference)

10.23	The Company’s Balance Sheet dated March 31, 2013 (unaudited) (filed as Exhibit 10.4 to Biovest’s Form 8-K filed July 5, 2013 and incorporated herein by reference)

10.24
Agreed Order Resolving Response and Limited Objection by the Official Committee of Unsecured Creditors to First Modification to First Amended Plan of Reorganization (filed as Exhibit 10.1 to Biovest’s Form 8-K filed July 15, 2013 and incorporated herein by reference)

10.25	Notice of Effective Date (filed as Exhibit 10.2 to Biovest’s Form 8-K filed July 15, 2013 and incorporated herein by reference)

10.26
Employment Agreement, dated December 1, 2013, between Biovest International, Inc. and Robert Farrell (filed as Exhibit 10.1 to Biovest’s Form 8-K filed December 5, 2013 and incorporated herein by reference)

10.27	Amendment to Contingent Payment Agreement, dated August 2, 2013, between Biovest International, Inc. and Valens Offshore SPV I, Ltd.

10.28	Contingent Payment Agreement, dated August 2, 2013, between Biovest International, Inc. and Corps Real, LLC.

10.29	Credit and Security Agreement, dated December 18, 2013, among Biovest International, Inc., Pabeti, Inc., Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp. and LV Administrative Services, Inc.

10.30	Secured Promissory Note, dated December 18, 2013, between Biovest International, Inc. and Pabeti, Inc.

10.31	Secured Promissory Note, dated December 18, 2013, between Biovest International, Inc. and Valens U.S. SPV I, LLC

10.32	Secured Promissory Note, dated December 18, 2013, between Biovest International, Inc. and Valens Offshore SPV II, Corp.

10.33	Intellectual Property Security Agreement, dated December 18, 2013, between Biovest International,Inc. and LV Administrative Services, Inc.

21.1	Subsidiaries of Biovest

31.1	Certifications of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certifications of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Biovest International, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations for the years ended September 30, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.3

(a) Indicates our compensatory plan(s).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVEST INTERNATIONAL, INC.

By:	/s/	Carlos F. Santos, Ph.D.
Carlos F. Santos, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Robert E. Farrell, J.D.
Robert E. Farrell, J.D.
Chief Financial Officer
(Principal Financial Officer)

Date: December 27, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date

By:	/s/ Carlos F. Santos, Ph.D.	Chief Executive Officer	December 27, 2013
	Carlos F. Santos, Ph.D.	(Principal Executive Officer)

By:	/s/ Robert E. Farrell, J.D.	Chief Financial Officer	December 27, 2013
	Robert E. Farrell, J.D.	(Principal Financial Officer)

By:	/s/ Ronald Osman	Executive Chairman of the Board; Director	December 27, 2013
Ronald Osman

By:	/s/ Edmund C. King	Director	December 27, 2013
Edmund C. King

By:	/s/ John Sitilides	Director	December 27, 2013
John Sitilides

By:	/s/ Jeffrey A. Scott	Director	December 27, 2013
Jeffrey A. Scott, M.D.

By:	/s/ Peter J. Pappas, Sr.	Director	December 27, 2013
Peter J. Pappas, Sr.

By:	/s/ Raphael J. Mannino	Director	December 27, 2013
Raphael J. Mannino, Ph.D.

By:	/s/ Eugene Grin	Director	December 27, 2013
Eugene Grin

BIOVEST INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of September 30, 2013 (Successor Company) and 2012 (Predecessor Company)	F-2

Consolidated Statements of Operations for the three months ended September 30, 2013 (Successor Company), nine months ended June 30, 2013 (Predecessor Company), and for the year ended September 30, 2012 (Predecessor Company)
F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended September 30, 2013 (Successor
Company), nine months ended June 30, 2013 (Predecessor Company), and for the year ended September 30, 2012
(Predecessor Company)
F-4

Consolidated Statements of Cash Flows for the three months ended September 30, 2013 (Successor Company), nine months ended June 30, 2013 (Predecessor Company), and for the year ended September 30, 2012 (Predecessor Company)
F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Biovest International, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Biovest International, Inc. and Subsidiaries as of September 30, 2013 (Successor) and 2012 (Predecessor) and the related consolidated statements of operations, stockholders’ equity/deficit, and cash flows for the period from July 1, 2013 through September 20, 2013 (Successor), the period from October 1, 2012 through June 30, 2013 (Predecessor), and the year ended September 20, 2012 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biovest International, Inc. and Subsidiaries as of September 30, 2013 (Successor) and 2012 (Predecessor), and their consolidated results of operations and their cash flows for the period from July 1, 2013 through September 20, 2013 (Successor), the period from October 1, 2012 through June 30, 2013 (Predecessor), and the year ended September 20, 2012 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company incurred cumulative net losses since inception of approximately $172 million including the Predecessor and Successor discussed in Note 4.  Furthermore, the Company expects to continue to incur net losses through at least fiscal year 2014 and has limited working capital at September 30, 2013.  These factors, among others as discussed in Note 5 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY BEKAERT LLP

Tampa, Florida
December 27, 2013

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash	$734,000	$72,000
Accounts receivable, net of $12,000 and $8,000 allowance for doubtful accounts at September 30, 2013 and 2012, respectively	530,000	221,000
Costs and estimated earnings in excess of billings on uncompleted contracts	240,000	28,000
Inventories	329,000	400,000
Prepaid expenses and other current assets	208,000	152,000
Total current assets	2,041,000	873,000
Property and equipment, net	1,391,000	935,000
Patents and Trademarks, net	—	202,000
In-process research and development	35,779,000	—
Goodwill	3,897,000	2,131,000
Other assets	516,000	598,000
Total assets	$43,624,000	$4,739,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$754,000	$736,000
Accrued liabilities	346,000	5,069,000
Customer deposits	4,000	—
Derivative liabilities	—	857,000
Notes payable, related party	—	5,936,000
Current maturities of capital lease obligations	133,000	—
Current maturities of long term debt	14,000	28,889,000
Total current liabilities	1,251,000	41,487,000
Capital lease obligations, less current maturities	86,000	—
Long term debt, less current maturities	305,000	2,833,000
Accrued interest	—	437,000
Other	10,000	98,000
Total liabilities	1,652,000	44,855,000
Commitments and contingencies (Note 22)	—	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par, 300,000,000 and 500,000,000 shares authorized at September 30, 2013 and 2012, respectively; 100,000,000 and 146,436,893 issued and outstanding at September 30, 2013 and 2012, respectively	1,000,000	1,464,000
Additional paid-in capital	42,449,000	131,307,000
Accumulated deficit	(1,477,000)	(172,887,000)
Total stockholders’ equity (deficit)	41,972,000	(40,116,000)
Total liabilities and stockholders’ equity (deficit)	$43,624,000	$4,739,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	For the Period from July 1 through September 30, 2013	For the Period from October 1, 2012 through June 30, 2013	Year Ended September 30, 2012
Revenue:
Products	$819,000	$1,646,000	$3,047,000
Services	682,000	913,000	839,000
Total revenue	1,501,000	2,559,000	3,886,000
Operating costs and expenses:
Cost of revenue:
Products	639,000	1,219,000	1,874,000
Services	259,000	728,000	896,000
Research and development expense	1,376,000	2,703,000	4,139,000
General and administrative expense	630,000	2,070,000	4,779,000
Total operating costs and expenses	2,904,000	6,720,000	11,688,000
Loss from operations	(1,403,000)	(4,161,000)	(7,802,000)

Other income (expense):
Interest expense	(6,000)	(3,413,000)	(5,271,000)
Gain on derivative liabilities	—	851,000	1,136,000
Other income (expense), net	1,000	—	(14,000)
Total other income (expenses)	(5,000)	(2,562,000)	(4,149,000)
Loss before reorganization items and income taxes	(1,408,000)	(6,723,000)	(11,951,000)
Reorganization items:
Gain on reorganization	—	10,287,000	222,000
Professional fees	(69,000)	(1,028,000)	(23,000)
Total reorganization items	(69,000)	9,259,000	199,000
Net (loss) income	$(1,477,000)	$2,536,000	$(11,752,000)
(Loss) Income per common share:
Basic and diluted	$(0.01)	$0.02	$(0.08)
Weighted average shares outstanding:
Basic and diluted	100,000,000	146,505,676	145,227,530

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Predecessor:
Balances at October 1, 2011	143,966,460	$1,440,000	$127,149,000	$(161,135,000)	$(32,546,000)
Issuance of common shares for interest on outstanding debt	251,816	2,000	98,000	—	100,000
Shares issued pursuant to plan of reorganization	1,379,589	13,000	1,214,000	—	1,227,000
Shares issued upon conversion of Exit Financing	57,845	1,000	30,000	—	31,000
Employee share-based compensation	—	—	2,643,000	—	2,643,000
Shares issued upon exercise of warrants	771,183	8,000	172,000	—	180,000
Shares issued upon exercise of options	10,000	—	1,000	—	1,000
Net Loss	—	—	—	(11,752,000)	(11,752,000)
Balances at September 30, 2012	146,436,893	$1,464,000	$131,307,000	$(172,887,000)	$(40,116,000)
Issuance of common shares for interest on outstanding debt	73,925	1,000	15,000	—	16,000
Employee share-based compensation	—	—	76,000	—	76,000
Net income	—	—	—	2,536,000	2,536,000
Balances at June 30, 2013	146,510,818	$1,465,000	$131,398,000	$(170,351,000)	$(37,488,000)

Successor:
Cancellation of Predecessor common stock and fresh start adjustments	(146,510,818)	(1,465,000)	(131,398,000)	170,351,000	37,488,000
Issuance of 100 million shares of common stock pursuant to plan of reorganization (Note 4)	100,000,000	1,000,000	40,562,000	—	41,562,000
Additional investment from shareholders	—	—	1,855,000	—	1,855,000
Employee share-based compensation	—	—	32,000	—	32,000
Net Loss	—	—	—	(1,477,000)	(1,477,000)
Balances at September 30, 2013	100,000,000	$1,000,000	$42,449,000	$(1,477,000)	$41,972,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the Period from July 1 through September 30, 2013	For the Period from October 1, 2012 through June 30, 2013	For the Year Ended September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(1,477,000)	$2,536,000	$(11,752,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	43,000	123,000	135,000
Amortization of patents	—	22,000	30,000
Employee share-based compensation	32,000	76,000	2,643,000
Amortization of discounts on notes payable	—	1,565,000	2,239,000
Amortization of deferred loan costs	—	9,000	100,000
Loss on common shares issued for interest on outstanding debt	—	1,000	13,000
Gain on derivative liabilities	—	(851,000)	(1,136,000)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(67,000)	(242,000)	174,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(90,000)	(122,000)	(28,000)
Inventories	353,000	(161,000)	132,000
Prepaid expenses and other current assets	130,000	(72,000)	70,000
Accrued interest	(1,000)	1,819,000	2,761,000
Accounts payable and accrued liabilities	19,000	714,000	696,000
Customer deposits	2,000	2,000	(116,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(73,000)	73,000	—
Net cash flows from operating activities before reorganization items	(1,129,000)	5,492,000	(4,039,000)

Reorganization items:
Change in accrued professional fees	(275,000)	491,000	—
Gain on reorganization plan	—	(10,287,000)	(222,000)
Net cash flows from operating activities	(1,404,000)	(4,304,000)	(4,261,000)
Cash flows from investing activities:
Purchase of property and equipment	(9,000)	(492,000)	(80,000)
Net cash flows from investing activities	(9,000)	(492,000)	(80,000)
Cash flows from financing activities:
Repayment of notes payable and long-term debt	(8,000)	(75,000)	(46,000)
Capital lease payments	(12,000)	—	—
Additional investment from shareholders (Note 3)	1,855,000	—	—
Advances (to) from related party	—	(447,000)	4,078,000
Proceeds from long-term debt	—	5,558,000	—
Proceeds from exercise of stock options and warrants	—	—	180,000
Net cash flows from financing activities	1,835,000	5,036,000	4,212,000
Net change in cash	422,000	240,000	(129,000)
Cash at beginning of period	312,000	72,000	201,000
Cash at end of period	$734,000	$312,000	$72,000
Supplemental cash flow information:
Non-cash financing and investing transactions:
Issuance of shares for payment of principal and interest on outstanding debt	$—	$16,000	$131,000
Issuance of shares to settle pre-petition claims	—	—	1,227,000
Increase in March 2014 Obligations	—	—	63,000
Purchase of equipment with promissory notes	121,000	—	220,000
Issuance of common stock pursuant to plan of reorganization (Note 4)	37,488,000	—	—
Cash paid for interest during the year	$5,000	$3,000	$163,000

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the company

Overview:

Biovest International, Inc. (the “Company” or “Biovest”) is a biotechnology company focused on the continued development and future commercialization of BiovaxID; the continued development, commercialization, manufacture and sale of AutovaxID® and its other instruments and disposables; and the commercial sale and production of cell culture products and related services.

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

Based on the Company’s scientific advice meetings with multiple European Union (“EU”)-Member national medicines agencies, on December 3, 2013 the Company filed its marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which began the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, the Company announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. No assurance can be given that BiovaxID will receive marketing/regulatory approval from the regulatory authorities in any jurisdiction, including but not limited to the EU or Canada.  The Company also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to discuss the path for the Company’s filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. As a result of this guidance meeting, the Company plans to conduct a confirmatory second Phase 3 clinical trial to complete the clinical data gained through the first Phase 3 clinical trial.  The Company is preparing to initiate this second Phase 3 clinical trial, subject to availability of funding.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the company (continued)

Corporate Overview:

In April 2003, the Company entered into an investment agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”).  As a result of this agreement, in June 2003, the Company became a subsidiary of Accentia through the sale of shares of the Company’s authorized but unissued common and preferred stock representing approximately 81% of the Company’s then outstanding equity immediately following the investment. The aggregate investment commitment initially received from Accentia was $20 million. Following Accentia’s investment, the Company continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company files periodic and other reports with the Securities and Exchange Commission (“SEC”).  As a result of the 2013 Bankruptcy case (discussed below), as of July 9, 2013 (the effective date of the Company’s First Amended Plan of Reorganization; the “Effective Date”), Accentia retains no equity ownership or debt interest in the Company and all Company common stock previously issued and outstanding was cancelled.  In accordance with the Plan, new common stock of the Company was issued as of Effective Date to secured and unsecured creditors with allowed claims in the 2013 Bankruptcy Case.

Also on the Effective Date, the Company appointed Ronald Osman, Esq. as the Chairman of our Board of Directors and Eugene Grin as a member of our board of directors.  Effective as of the Effective Date, Samuel Duffey, Esq. resigned as our CEO and President and we appointed Carlos F. Santos, Ph.D. as CEO.  In July 2013 we formed a wholly-owned subsidiary, ViraCell Advanced Products, LLC., and Mr. Duffey was appointed as CEO and President of that subsidiary.  On December 1, 2013 we appointed Robert E. Farrell as our CFO; and on that same date Brian D. Bottjer, CPA, who had been our Acting CFO, resumed his former role as our Controller.  On September 15, 2013, Mark Hirschel, Ph.D. resigned as our Chief Scientific Officer.

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

On June 10, 2013, the Company filed its First Modification to the First Amended Plan of Reorganization (the “Plan”) in the case with the support of its senior, secured lenders.   The Plan provides for, among other things, the cancellation of all outstanding common stock, options and warrants in the Company.  In addition, the Plan provides for the conversion of virtually all pre-petition debt into new common stock of the reorganized Company as follows: (i) all outstanding indebtedness due to the Company’s senior secured lenders, totaling in excess of $41.0 million, will be converted into new equity representing ninety three percent (93%) of the issued and outstanding common stock in the reorganized Company and; (ii) approximately $5.4 million of unsecured indebtedness outstanding under the Company’s prepetition unsecured debt obligations will be converted and exchanged for new equity representing seven percent (7%) of the issued and outstanding common stock in the reorganized Company.

On June 27, 2013 an evidentiary hearing was held to determine the validity of an unsecured claim filed by Accentia, our former majority shareholder and parent corporation.  The Company had originally classified our intercompany obligation due to Accentia as a “debt subject to compromise” through our Chapter 11 proceeding.  In the course of our Chapter 11 proceeding, Accentia timely filed an initial Proof of Claim for $5.0 million and later an Amended Proof of Claim in the amount of approximately $6.5 million.  The Official Committee of Unsecured Creditors (the “Creditors Committee”) filed an objection to the Accentia Claim, and after the June 27th hearing the Bankruptcy Court upheld the objection of the Creditors Committee and denied the Accentia Claim in its entirety, ruling that Accentia’s claim be stricken and that Accentia would have no continued claim in our Chapter 11 Case.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2013, the Bankruptcy Court entered an Order Confirming the Debtor’s First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Confirmation Order"), which approved and confirmed the Plan.  The occurrence of the Plan’s Effective Date was subject to satisfaction or waiver of certain conditions precedent including no modification or stay of the Confirmation Order or entry of other court order prohibiting the consummation of the transactions contemplated by the Plan, and all other actions and documents necessary to implement the Plan shall have been effected or executed. Each of the foregoing conditions to the effectiveness of the Plan were satisfied or waived, and the Effective Date occurred on July 9, 2013.  See Note 3 for additional information regarding the Plan.

2. Significant accounting policies

Principles of consolidation:

The consolidated financial statements include Biovest Europe, Limited and Viracell Advanced Products, LLC.  Biovest Europe Limited is a wholly-owned subsidiary of the Company which was incorporated in the United Kingdom on June 29, 2011. Viracell Advanced Products, LLC, is an 85% owned subsidiary of the Company which was incorporated in the State of Texas on July 18, 2013.

All significant inter-company balances and transactions have been eliminated.

Accounting for reorganization proceedings:

Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must also distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on March 6, 2013, and has segregated those items as outlined above for all reporting periods through July 1, 2013.

On Effective Date, Biovest’s confirmed Plan of Reorganization became effective, which, among other things, eliminated approximately $44 million in secured and unsecured debt in exchange for new common shares of Biovest.  Also upon the Effective Date, all previously-existing equity interests in Biovest were canceled and extinguished.  Thus, as of July 9, 2013, Accentia ceased to be a stockholder of the Company and, in light of the previous denial of its unsecured creditor claim, retains no debt or equity interest in Reorganized Biovest.  As a result of the recapitalization of the Company, Biovest was required to adopt fresh-start accounting in accordance with ASC Topic 852 - Reorganizations based upon the fact that; (a) total post-petition liabilities and allowed claims exceeded the reorganization value; and (b) pre-petition shareholders received less than 50% of the new common shares issued under the reorganization plan, thereby resulting in a substantive change in control.  Biovest applied fresh start accounting on July 1, 2013 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference.  Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, Biovest is referred to as the “Predecessor Company” for all periods preceding the Convenience Date, and the “Successor Company” for all periods subsequent to the Convenience Date.  Overall, the implementation of fresh-start accounting resulted in: (i) a comprehensive revaluation of the Predecessor Company’s assets and liabilities to their estimated fair values and; (ii) the elimination of the Predecessor Company’s accumulated deficit and additional paid-in capital.  Due to the fact that these changes are material to Biovest’s consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company.

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

Cash and cash equivalents:

Both the Predecessor and Successor Company consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventories:

Inventories consist primarily of supplies and parts used in instrumentation assembly and related materials. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method on both the Predecessor and Successor Company.

Property and equipment:

For both the Predecessor and Successor Company, property and equipment are recorded at cost. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term.

Goodwill:

In connection with the Company’s adoption of fresh-start accounting on July 1, 2013, the Company recorded goodwill in the Successor Company Consolidated Balance Sheet representing the portion of the estimated reorganization value which could not be attributed to specific tangible or indentified intangible assets of the emerging entity (Note 4).  Goodwill is evaluated for impairment at least annually or whenever indications of impairment exist. In the course of the evaluation of the potential impairment of goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed.  The Company has not recorded any impairment losses as a result of these evaluations.

In-process research and development:

In-process research and development (“IPR&D”) represent intangible assets related to the Company’s development of BiovaxID for the treatment of non-Hodgkin’s Lymphoma that were recognized upon adoption of fresh-start accounting on July 1, 2013 (Note 4).  As the Company has not yet gained regulatory approval for BiovaxID, this asset is evaluated for impairment at least annually or whenever an indication of impairment exists.  In the course of the evaluation of the potential impairment of IPR&D, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed.  The Company has not recorded any impairment losses as a result of these evaluations.  Should the Company begin generating revenue following regulatory approval of BiovaxID, IPR&D will be amortized as a finite-lived intangible asset over its estimated useful life.

Patents and trademarks:

Patent and trademark costs are recorded at historical cost. Patent and trademark costs were being amortized on the Predecessor Company using the straight-line method over their estimated useful lives of six years for patents and twenty years for trademarks.  Such amounts were eliminated upon the adoption of fresh start accounting on July 1, 2013 (Note 4).

Carrying value of property and equipment:

The carrying values of the Company’s property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of these assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the period ended September 30, 2013, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

Financial instruments:

The carrying values of certain of the Predecessor and Successor Company’s financial instruments, including accounts receivable and accounts payable approximates fair value due to their short maturities.  The fair values of the Company’s long-term obligations are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.  The carrying values of the Company’s long term obligations approximate their fair values.

Fair value of financial assets and liabilities:

Both the Predecessor and Successor Company measure the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development expenses:

Both the Predecessor and Successor Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, equipment rental and maintenance, professional fees, outsourced consulting services, travel expenses associated with the Company’s regulatory strategy, the cost of laboratory supplies, and certain other indirect cost allocations that are related to research and development activities to (a) assist us in the Company’s analyses of the data obtained from the Company’s clinical trials and (b) update the Company’s manufacturing facility to facilitate the Company’s compliance with various regulatory validations and comparability requirements related to the Company’s manufacturing process and facility, as the Company continues its advancement toward seeking marketing/regulatory approval from the EMA, Health Canada, the FDA and other foreign regulatory agencies  The Company incurred total research and development expenses of approximately $1.4 million for the period from July 1, 2013 to September 30, 2013 (the Successor Company) and $2.7 million for the period from October 1, 2012 through June 30, 2013 (Predecessor Company) for a total of $4.1 million for the year ending September 30, 2013.  The Predecessor Company incurred total research and development expenses of $4.1 million for the year ending September 30, 2012.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of revenue in the accompanying consolidated statements of operations.

Income taxes:

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Predecessor and Successor Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended September 30, 2013 and 2012.

The Company’s tax returns subsequent to 2010 are subject to examination by the Internal Revenue Service and state tax authorities, generally for three years after the tax returns were filed.

Stock-based compensation:

Both the Predecessor and Successor Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.  The Predecessor and Successor Company have not paid any dividends on common stock since their inception and the Successor Company does not anticipate paying dividends on its common stock in the foreseeable future.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) per common share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding.

Diluted income (loss) per share assumes conversion of all potentially dilutive outstanding stock options, common stock purchase warrants, or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted income (loss) per share if their effect is anti-dilutive. As such, dilutive income (loss) per share is the same as basic loss per share for all periods presented as the effect of all potential common stock shares outstanding, if any, is anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2012 and September 30, 2013, as they would be anti-dilutive:

	September 30,
	2013	2012
Options and Warrants to purchase common stock	500,000	61,351,732
Convertible Debt Instruments	—	4,869,930
	500,000	66,221,662

As of June 30, 2013 there were no potentially dilutive securities outstanding due to the cancellation of all such securities in connection with the Plan (Note 3).

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability.  The guidance will become effective for us at the beginning of our second quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance will become effective for us at the beginning of our first quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our financial statements.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Reorganization plan

As described above in Note 1, on June 28, 2013, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  The Company’s confirmed Plan became effective on July 9, 2013.  The following is a summary of the material terms of the Plan as confirmed.  This summary highlights only certain substantive provisions of the Plan and is not intended to be a complete description of the Plan.

Equity Interests and New Capital Structure

Common shares, options, and warrants or other rights to purchase or acquire common shares which existed prior to Effective Date were cancelled without further liability, payment or compensation in respect thereof.  The Successor Company amended and restated its Certificate of Incorporation to authorize the Company to issue up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of new common stock (“Reorganized Biovest Common Stock”).  Pursuant to the Plan, Biovest issued 100,000,000 shares of Reorganized Biovest Common Stock as follows:

•	to the holders of allowed secured claims – 93 million shares
•	to the holders of allowed unsecured claims – 7 million shares

Administrative Expenses

Administrative expenses consist primarily of legal fees incurred in the case as well as a rent cure claim for past amounts due under the lease for our manufacturing facility located in Coon Rapids, Minnesota.  The majority of the legal fees as well as the rent cure claim were paid by the Company, in cash, shortly after Effective Date.  A portion of the legal fees (approximately $0.18 million) will remain accrued and become due by the Company, in cash, at later dates, but no later than March 31, 2014.

Priority Claims
Priority Claims consist of pre-petition wages due to the Company’s employees in the approximate amount of $0.12 million.  Priority wage claims were paid by the Company, in cash, shortly after the Effective Date.

DIP Financing Claims

During the Company’s Reorganization proceedings, the Bankruptcy Court approved a $5.7 million post-petition line of credit facility (the “DIP Financing”) from Corps Real, LLC (“Corps Real”), Laurus Master Fund Ltd., Calliope Corporation, Valens U.S. SPV I, LLC, Psource Structured Debt Limited, Valens Offshore SPV II, Corp, and Valens Offshore SPV I, Ltd, acting collectively through their agent, LV Administrative Services, Inc. (collectively, the “LV Entities”).  The LV Entities and Corps Real represent the Company’s pre-petition senior secured lenders (the “Senior Secured Lenders”) originally secured by a security interest in and lien on all assets and properties of the Company.

Pursuant to the terms of the Plan, the DIP Financing claims were deemed fully paid and any liens and security interests granted in favor of Corps Real and the LV Entities under the DIP Financing documents were released and terminated.  As a result of the  Plan, the Senior Secured Lenders are no longer creditors of Biovest, but instead major shareholders of the Company, holding 93% of the outstanding common shares as of Effective Date.  Furthermore, as of Effective Date, approximately $2.6 million remained available to the Company for working capital without payment of any further consideration by the Company.  From the period following Effective Date through September 30, 2013, Biovest drew down approximately $1.9 million of the $2.6 million remaining.  These draws were recorded as in increase to additional paid-in capital on the Successor balance sheet as of September 30, 2013 and are shown as “additional investment from shareholders” on the Successor Cash Flow Statement and Statement of Stockholders’ Equity.

Secured Claims

In addition to the DIP Financing claims discussed above, the allowed secured claims in the Company’s reorganization proceeding consist of the following:

•
The Corps Real Claims (approximately $8.0 million): On Effective Date, the Corps Real Claims were exchanged for approximately 26 million shares of Reorganized Biovest Common Stock, representing approximately 26% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of effective date, in full and final satisfaction of all allowed Corps Real claims.

•
The LV Entities Claims (approximately $33.7 million):  On Effective Date, the LV Entities Claims were exchanged for approximately 67 million shares of Reorganized Biovest Common Stock, representing approximately 67% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of effective date, in full and final satisfaction of all allowed LV Entities claims.

•
The Minnesota Promissory Notes (approximately $0.33 million):  On Effective Date, the obligations due under the Minnesota Promissory Notes were affirmed.  On July 16, 2013, the Company issued cash payment in the approximate amount of $1 thousand representing the cumulative balance of the missed monthly principal and interest payments due while the Company was in reorganization.  Following the Effective Date, Reorganized Biovest resumed its obligations under the original terms of Minnesota Promissory Note documents.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Claims

The allowed unsecured claims in the Company’s reorganization proceedings totaled approximately $5.4 million and consisted of the following:

•	The November 2010 Convertible Notes (Note 13) totaling approximately $1.4 million (including interest)
•	The March 2014 Obligations (Note 13) totaling approximately $3.3 million (including interest)
•	Other accrued pre-petition liabilities totaling approximately $0.7 million

On the Effective Date, all holders of allowed unsecured claims were entitled to seven million shares of Reorganized Biovest Common Stock, representing 7% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date in full and final satisfaction of all allowed unsecured claims.  Each holder of an allowed unsecured claim received a pro-rata share of the seven million shares available to all allowed unsecured claims.

The Predecessor Company recorded gains resulting from the discharge of its prepetition liabilities through the Plan.  The gains upon reorganization have been presented separately in the consolidated statements of operations and are as follows:

	Successor	Predecessor
	For the Period from July 1 through September 30, 2013	For the Period from October 1, 2012 through June 30, 2013	Year Ended September 30, 2012
Gain on conversion of secured claims to common stock(a)	$—	$4,530,000	$—
Gain on conversion of unsecured claims to common stock(a)	—	853,000	—
Gain on disallowance of Accentia intercompany claim (Note 1)	—	4,544,000	—
Gain on disallowance of other unsecured claims	—	360,000	—
Gain from previous plan of reorganization(b)	—	—	222,000
	$—	$10,287,000	$222,000

(c)
The gains upon conversion to common stock were calculated by charging the carrying value of the Predecessor’s pre-petition liabilities against the fair value of Reorganized Biovest Common Shares issued to settle the associated liabilities pursuant to the Plan.

(d)
November 17, 2010 marked the effective date of Biovest’s previously confirmed plan of reorganization (case 8:08-bk-17795-KRM filed on November 10, 2008, the “2008 Bankruptcy”).  Pursuant to the confirmed plan of reorganization resulting from the 2008 Bankruptcy, holders of existing voting shares immediately before the confirmation received more than 50% of the voting shares of the emerging entity, thus Biovest did not adopt fresh-start reporting upon emergence from the 2008 Bankruptcy. The Company instead followed the guidance as described in Accounting Standard Codification (“ASC”) 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

4. Fresh-Start reporting

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

The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company.  Furthermore, the value of the assets of the emerging entity immediately before the Date of Confirmation was less than the total of all post-petition liabilities and allowed claims as follows:

Post petition current liabilities	$1,652,000
Post petition non-current liabilities	339,000
Allowed claims	46,744,000
Total post-petition liabilities and allowed claims	48,735,000
Reorganization Value	(41,562,000)
Excess of liabilities over reorganization value	$7,173,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company adopted fresh-start reporting as of July 1, 2013, the “Convenience Date” after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference.

In accordance with the requirements of fresh-start accounting, the Successor Company’s asset values were re-measured and allocated in conformity with ASC 805-20, Business Combinations.  Fresh-start accounting also requires all liabilities be stated at fair value.  The Company’s reorganization value was determined through a variety of factors.  Through the course of the Company’s Chapter 11 Case, the Court approved an undertaking to enter into the sale of all assets of the Company in accordance with Section 363 and Section 365 of the Bankruptcy Code (the “Sale Order”).  Pursuant to the Sale Order, an investment banking firm was retained to perform the marketing and facilitation of the potential sale and an Asset Purchase Agreement was entered with the Secured Lenders of the Company to act as a “stalking horse” purchase bid.  Any qualifying bidder was afforded the opportunity to place a bid to either purchase the Company’s assets, or to sponsor an alternative reorganization plan which would provide equal or better treatment to all impaired classes of claims, with the initial bid established as the total of all outstanding secured debt of the Company plus the administrative expenses associated with the Chapter 11 Case, in the approximate amount of $43.0 million.  In the event that any qualifying bidders had submitted bids prior to the Sale Order deadline, an auction would have taken place.  No bids were submitted and as a result the Bankruptcy Court found and ruled in its Confirmation Order that the value of the Company at the time of Confirmation of the Company’s Plan was equal to or less than the total of the outstanding Secured Debt plus administrative expenses.

Based upon the Court’s ruling, the Company engaged a valuation firm to assess the Company’s reorganization value, which was specifically determined based upon the intangible asset values related to the Company’s in-process research and development with respect to the potential commercialization of BiovaxID (the “Vaccine Segment”), as well as the ongoing value of the Company’s hollow fiber instrumentation and cell culture manufacturing operations (the “Instrumentation Segment”).  The estimated fair value with respect to the potential commercialization of BiovaxID was determined using discounted cash flow models which were prepared based upon projections from management regarding a number of estimates including those relating to: the potential market size for BiovaxID, the probability of obtaining regulatory approval in each of three jurisdictions (the EU, Canada, and the United States), and the anticipated cost to manufacture and distribute the vaccine.  Weight was also given to the probability of failure (i.e. zero value).  Based upon this approach, the conclusion of fair value for the Vaccine segment was determined to be $37.4 million.

Estimated fair value with respect to the Company’s hollow fiber instrumentation and cell culture manufacturing operation was determined using a weighting of an income approach (discounted cash flows) and a market approach (guideline public company method).   Each approach was weighted equally resulting in a conclusion of fair value for the Instrumentation Segment of $4.2 million.

Discount rates (weighted average cost of capital) of 33% (Vaccine Segment) and 17% (Instrumentation Segment) were used in applying the discounted cash flow approaches, and were calculated as follows:

	Vaccine Segment	Instrumentation Segment
Risk-free rate	3.2%	3.2%
Equity Risk premium	10.3%	7.3%
Market risk premium for size	4.3%	4.3%
Other risk factors	18.0%	3.0%
Cost of equity	35.8%	17.8%
After-tax cost of debt	4.9%	4.9%
Discount rate – weighted ave cost of capital (weighted 90% common equity and 10% debt), rounded	33.0%	17.0%
Terminal cash flow growth rate	3.0%	3.0%

The values derived from the approaches described above were based upon significant inputs and assumptions and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement.

Upon implementation of fresh-starting accounting, the Company allocated the total estimated reorganization value of $41.6 million (the combined value of the two segments) as detailed in the table below to the various assets and liabilities based on their estimated fair values and eliminated the accumulated deficit and additional paid-in-capital balances. The reorganization value was first assigned to tangible and identifiable intangible assets. The only identifiable intangible asset which was assigned value was the technology supporting the vaccine segment.  Due to the fact that the Company’s ongoing development of BiovaxID both has substance and is incomplete, it has been classified as In-Process Research and Development, which was valued using a specific form of the income approach known as the Multi-Period Excess Earnings Method (“MPEEM”).  Under the MPEEM, cash flows from the asset being valued are forecasted over the expected remaining useful life of the asset (in this case 14 years), with adjustments made to deduct contributory asset charges for other assets that support the asset being valued (in this case, net working capital, net fixed assets, and assembled work force).  The conclusion of fair value for In-Process Research and Development using the MPEEM approach was estimated to be $35.8 million.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The excess of the reorganization value over and above the identifiable net asset values resulted in goodwill of $3.9 million. The Successor Company’s debt and equity was also recorded at the fair value estimated through this process. As the estimated enterprise value is dependent on the achievement of future financial results and various assumptions, there is no assurance that financial results will be realized to support the estimated reorganization value.

The following fresh-start Consolidated Balance Sheet presents the financial effects on the Successor Company following implementation of the Plan and the adoption of fresh-start accounting.  The effect of the consummation of the transactions contemplated in the Plan include the settlement of liabilities, cancellation of common stock outstanding prior to the Effective Date, and the issuance of Reorganized Biovest Common Stock on the Effective Date.
		Adjustments upon Effective Date
	Predecessor June 30, 2013	Conversion of Debt for Equity		Fresh Start		Successor July 1, 2013
ASSETS
Current assets:
Cash	$312,000	$—		$—		$312,000
Accounts receivable	464,000	—		—		464,000
Costs and estimated earnings in excess of billings on uncompleted contracts	151,000	—		—		151,000
Inventories	560,000	—		121,000	(a)	681,000
Prepaid expenses and other current assets	291,000	—		—		291,000
Total current assets	1,778,000	—		121,000		1,899,000
Property and equipment	1,304,000	—		—		1,304,000
Patents and Trademarks	179,000	—		(179,000)	(b)	—
In-process research and development	—	—		35,779,000	(b)	35,779,000
Goodwill	2,131,000	—		1,766,000	(c)	3,897,000
Other assets	536,000	—		—		536,000
Total assets	$5,928,000	$—		$37,487,000		$43,415,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$787,000	$–		$–		$787,000
Accrued liabilities	844,000	(208,000)	(d)	–		636,000
Customer deposits	2,000	–		–		2,000
Billing in excess of costs and estimated earnings	73,000	–		–		73,000
Notes payable, related party	3,033,000	(3,033,000)	(e)	–		–
Current maturities of long term debt	—	18,000	(f)	–		18,000
Total current liabilities	4,739,000	(3,223,000)		–		1,516,000
Long term debt, less current maturities	—	311,000	(g)	–		311,000
Other	26,000	–		–		26,000
Total liabilities not subject to compromise	4,765,000	(2,912,000)		–		1,853,000
Liabilities subject to compromise	44,350,000	(44,350,000)	(f)(g)(h)	–		–
Total liabilities	49,115,000	(47,262,000)		–		1,853,000
Stockholders’ Equity (Deficit):
Preferred stock	–	–		–		–
Predecessor common stock	1,465,000	(1,465,000)	(i)	–		–
Predecessor additional paid-in capital	131,398,000	–		(131,398,000)	(j)	–
Successor common stock	–	1,000,000	(d)(h)	–		1,000,000
Successor additional paid-in capital	–	40,562,000	(d)(h)	–		40,562,000
Accumulated deficit	(176,050,000)	7,165,000	(d)(e)(h)(i)	168,885,000	(j)	–
Total stockholders’ equity (deficit)	(43,187,000)	47,262,000		37,487,000		41,562,000
Total liabilities and stockholders’ equity (deficit)	$5,928,000	$–		$37,487,000		$43,415,000

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes to conversion of debt to new equity and fresh-start adjustments

(a)	To adjust inventory from lower of cost or market to fair value (expected selling price).
(b)	Adjustment to reflect the portion of the reorganization value which was attributed to identified intangible assets.
(c)	To record the excess of the reorganization value over the amount assigned to identifiable net assets.
(d)	To record the issuance of Reorganized Biovest Common Stock for unsecured debt.
(e)	To record the extinguishment of DIP Financing claims.
(f)	To record the affirmation of the current obligations due under the Minnesota Promissory Notes.
(g)	To record the affirmation of the non-current obligations due under the Minnesota Promissory Notes.
(h)	To record the discharge of liabilities subject to compromise pursuant to the Plan and the issuance of Reorganized Biovest Common Stock in satisfaction of such claims.
(i)	To record the cancellation of the Predecessor Company’s common stock.
(j)	To reset Predecessor additional paid-in capital and accumulated deficit to zero and record net fresh-start adjustments.

5. Liquidity

The Successor Company emerged from reorganization in July 2013 and continues to operate as a going concern.  At September 30, 2013, Biovest had cash of $0.7 million and working capital of $0.9 million.  As of September 30, 2013, the Company has approximately $0.7 million available under the DIP Financing. On December 16, 2013, the Company entered into a Secured Promissory Note with our Senior Secured Lenders in a maximum principal amount of $3.5 million having a five year maturity.  Interest accrues at twelve percent per annum on the outstanding principal amount and is payable on the maturity of the note unless previously prepaid.  The Company intends to draw down upon the note as and when needed to fund the Company’s operations and commercialization efforts.  The DIP Financing and the Secured Promissory Note are anticipated to fund the Company’s operations and commercialization efforts through the earlier of (a) obtaining significant additional external funding and (b) May, 2014.

Through September 30, 2013 the Company has been primarily engaged in developing BiovaxID.  In the course of these activities, Biovest has sustained losses and expects such losses to continue through at least 2014.  The Company’s ability to fund the additional confirmatory Phase 3 clinical trial required for FDA approval and to continue its detailed analyses of BiovaxID’s clinical trial results is dependent on the Company’s ability to obtain significant additional external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company through strategic collaborations, recognized research funding programs, domestic and/or foreign licensing of the Company’s product candidates and future potential issuances of debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

During fiscal 2013, Biovest financed its operations primarily through secured promissory notes issued to the Senior Secured Lenders.  Below is a summary of these transactions.

Corps Real Financings:

On December 3, 2012, the Company issued a secured promissory note to Corps Real in the principal amount of $1.5 million (the “Corps Real II Note”).  Corps Real is an Illinois limited liability company, and is principally owned and managed by Ronald E. Osman, the chairman of the Company’s Board of Directors.  The Corps Real II Note accrued interest at 16% per annum with all interest due at maturity – December 3, 2013 and was secured by a first priority lien on all of the Company’s assets.

On March 5, 2013 the Company issued an additional secured note to Corps Real in the principal amount of $0.3 million (the “Corps Real III Note”).  The Corps Real III Note accrued interest at 16% per annum with all interest due at maturity – March 5, 2014 and was secured by a first priority lien of all the Company’s assets.

As of July 9, 2013, the Effective Date of the Company’s Plan, any obligations due under the Corps Real Notes have been extinguished in return for Reorganized Biovest Common Stock as discussed in Notes 3 and 4 above.

Debtor-in-Possession Financing:

As discussed in Note 3, during the Company’s reorganization proceedings, the Bankruptcy Court approved the DIP Financing, representing a post-petition line of credit facility in the amount of $5.7 million from the Company’s Senior Secured Lenders.  As of September 30, 2013, the Company had approximately $0.7 million available to draw down under the DIP Financing.  As of the Effective Date, amounts due under the DIP Financing were extinguished in return for Reorganized Biovest Common Stock.

6. Accounts Receivable, concentrations of credit risk and major customers

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash with one major U.S. domestic bank. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.25 million per institution. At September 30, 2013, the Company held cash at this institution in excess of insured amounts totaling $0.5 million.  The terms of these deposits are on demand to minimize risk.  The Company has not incurred losses related to these deposits.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs ongoing credit evaluations of customers’ financial condition, but does not require collateral or any other security to support amounts due. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts contains a specific accrual for accounts receivable balances that are considered potential bad debts and a general accrual for remaining possible bad debts. Any accounts receivable balances that are determined to be uncollectible are written off to the allowance. Based on the information available, management believes that the allowance for doubtful accounts as of September 30, 2013, is adequate. However, actual write-offs might exceed the recorded allowance.

Predecessor - major customer information is as follows:

•	Two customers accounted for 43% of revenues for the period from October 1, 2012 through June 30, 2013.

•	Two customers accounted for 35% of revenues for the year ended September 30, 2012.

•	Three customers accounted for 71% of trade accounts receivable as of September 30, 2012.

Successor - major customer information is as follows:

•	Three customers accounted for 76% of revenues for the period from July 1, 2013 through September 30, 2013.

•	Three customers accounted for 72% of trade accounts receivable as of September 30, 2013.

A significant amount of the Company’s revenue has been derived from export sales. Details on the Company’s export sales are as follows:

Predecessor – export sales information is as follows:

•	The Company’s export sales were 39% of revenues for the year ended September 30, 2012.

•	The Company’s export sales were 48% of revenues for the period from October 1, 2012 through June 30, 2013.

•	For the year ended September 30, 2012, sales to customers in the United Kingdom accounted for 24% of total revenue, while sales to customers in Canada accounted for 15% of total revenue.

•
For the period from October 1, 2012 through June 30, 2013, sales to customers in the United Kingdom accounted for 32% of total revenue, while sales to customers in Canada accounted for 15% of total revenue.

Successor – export sales information is as follows:

•	The Company’s export sales were 44% of revenues for the period from July 1, 2013 through September 30, 2013.

•	For the period from July 1, 2013 through September 30, 2013, sales to customers in the United Kingdom accounted for 38% of total revenue.

7. Inventories

Inventories consist of the following:

	Successor	Predecessor
	Sep 30, 2013	Sep 30, 2012
Raw materials	$281,000	$320,000
Finished goods	48,000	80,000
	$329,000	$400,000

8. Minnesota facility lease

The Company leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which it uses for office, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID, production of its instruments and disposables, and contract cell culture products and services. The lease expires on July 30, 2021.  The Company has the right to extend the term of the lease for two additional five year periods at the greater of the base rent in effect at the end of the initial ten year lease term or market rates in effect at the end of the initial ten year lease term. Payments due under the terms of the lease are as follows:

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ending September 30,
2014	$431,000
2015	431,000
2016	442,000
2017	501,000
2018	501,000
thereafter	1,419,000
$3,725,000

The lease contains provisions regarding a strategic collaboration whereby the landlord agreed to construct certain capital improvements in the amount of $1.5 million to the leased premises to allow the Company to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required.  These improvements were completed in September 2011 and were financed by the Company through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (collectively, the “Minnesota Promissory Notes”) (as described herein), and an increase to the base rent charged in order to recoup the costs of construction incurred by the landlord (approximately, $1.0 million) over the initial term of the lease.  As a result of these transactions, the Company recorded deferred rent in connection with the common stock purchase warrant issued to the landlord (approximately, $0.825 million), and leasehold improvements in the amount of $0.55 million. Although any rights to exercise the warrant were cancelled pursuant to the Company’s Plan, the Company continues to carry the unamortized deferred rent on the Successor consolidated balance sheet at September 30, 2013 at amortized cost (amortized over the initial ten year term of the lease).  The carrying value of this asset was $0.598 million as of September 30, 2013.

9. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	Successor	Predecessor
	Sep 30, 2013	Sep 30, 2012
Costs incurred on uncompleted contracts	$553,000	$136,000
Estimated earnings	1,005,000	364,000
	1,558,000	500,000
Less billings to date	(1,318,000)	(472,000)
	$240,000	$28,000

10. Property and equipment

Property and equipment consist of the following:

	Successor	Predecessor
	Sep 30, 2013	Sep 30, 2012
Furniture and fixtures	$5,000	$41,000
Leasehold improvements	436,000	692,000
Machinery and equipment	993,000	1,560,000
	1,434,000	2,293,000
Less accumulated depreciation and amortization	(43,000)	(1,358,000)
	$1,391,000	$935,000

11. Intangible assets and goodwill

As described in Note 4, on July 1, 2013 the Successor Company recorded $35.8 million in identifiable intangible assets in connection with the implementation of fresh-start accounting, which were related to the technology supporting BiovaxID.  Furthermore, goodwill of $3.9 million was also recorded on July 1, 2013 representing the excess of the reorganization value over the amounts assigned to identifiable net assets. The Successor Company was determined to have two reporting units: BiovaxID vaccine development and Instrumentation/Cell Culture manufacturing.  Goodwill was attributed to each reporting unit as follows:

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sep 30, 2013
Vaccine Development	$2,840,000
Instrumentation/Cell Culture manufacturing	1,057,000
$3,897,000

Management conducted the Successor Company’s impairment tests related to IPR&D and goodwill as of September 30, 2013 using a qualitative assessment regarding any factors which may have changed or caused reorganization value or the IPR&D of the Successor Company to have changed since July 1, 2013, the date at which fresh-start accounting was implemented.  Based upon this qualitative evaluation, goodwill and IPR&D were determined not to be impaired as of September 30, 2013.

12. Related party transactions

As part of the Plan, the following related party notes recorded on the Predecessor consolidated balance sheet as of September 30, 2012 were either discharged or exchanged for common shares of the Successor Company.  For further information regarding the discharge of these liabilities, see Note 3 - Reorganization Plan.

Notes payable, related party consisted of the following:

	Successor	Predecessor
	Sep 30, 2013	Sep 30, 2012
Corps Real I Note	$—	2,292,000
Unamortized discount on Corps Real I Note	—	(397,000)
Accentia Intercompany Payable	—	4,041,000
	$—	$5,396,000

Corps Real I Note:

On November 17, 2010, the Company issued a secured convertible promissory note (as amended) (the “Corps Real I Note”) in an approximate principal amount of $2.3 million to Corps Real.   The Corps Real I Note accrued interest at a fixed rate of 16% per annum due at maturity.  On October 9, 2012, and under the terms of the Corps Real I Note, Corps Real elected to loan to the Company an additional $0.7 million.  As a result of the additional loan, the outstanding principal balance under the Corps Real I Note increased from approximately $2.3 million to $3.0 million.  The Corps Real I Note was secured by a first priority lien on all of the Company’s assets. As of the Effective Date, any obligations due under the Corps Real I Note have been extinguished in return for Reorganized Biovest Common Stock.

Accentia Intercompany Payable:

The Accentia intercompany payable consisted mainly of advances to the Predecessor Company from Accentia in the form of cash, interest, payments directly to third parties on the Predecessor Company’s behalf, and allocated inter-company expenses for items such as payroll, insurance, and shared facility expenses.  The Predecessor Company had originally classified the intercompany obligation due to Accentia as a “debt subject to compromise” at the outset of the Bankruptcy Case in the amount of $4.5 million, the amount the Company expected would represent an allowed claim in the Company’s proceeding.  In the course of the Company’s Chapter 11 proceeding, Accentia timely filed a Proof of Claim in the amount of approximately $6.5 million.  The Official Committee of Unsecured Creditors (the “Creditors Committee”) filed an objection to the Accentia Claim, and at a hearing held June 27, 2013, the Bankruptcy Court upheld the objection of the Creditors Committee and denied the Accentia Claim in its entirety, ruling that Accentia’s claim be stricken and that Accentia would have no continued claim in our Chapter 11 Case. As a result of the Bankruptcy Court’s ruling on June 27, 2013, a gain of $4.5 million on disallowance of Accentia claim was recorded on the Predecessor Company’s Consolidated Statements of Operations for the period from October 1, 2012 through June 30, 2013.

13. Long-term debt:

As part of the Plan, the March 2014 Obligations, the November 2010 Convertible Notes, and the LV Entities Term A and Term B Notes (as defined below) were exchanged for Reorganized Biovest Common Stock.  Also, through the Plan, any obligations due under the Minnesota Promissory Notes were affirmed under their original terms.  For further information regarding the modification of these liabilities through the Plan, see Note 3 - Reorganization Plan.

Long-term debt consists of the following

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	September 30, 2013	September 30, 2012
March 2014 Obligations	$—	$2,833,000
November 2010 Convertible Notes, net of discount of $0.29 million on September 30, 2012	—	928,000
Minnesota Promissory Notes	319,000	344,000
LV Entities Term A Notes	—	23,467,000
LV Entities Term B Notes	—	4,160,000
	319,000	31,722,000
Less: current maturities	(14,000)	(28,889,000)
	$305,000	$2,833,000

March 2014 Obligations:

On November 17, 2010, in conjunction with the 2008 Bankruptcy, the Company became obligated to pay certain of its unsecured creditors the aggregate principal amount of approximately $2.8 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”).   As of the Effective Date, any obligations due under the March 2014 Obligations have been extinguished in return for Reorganized Biovest Common Stock.

November 2010 Convertible Notes:

On November 17, 2010, in conjunction with the 2008 Bankruptcy, the Company issued convertible notes (the “November 2010 Convertible Notes”) in the original aggregate principal amount of $7.04 million.  As of November 17, 2012, the maturity date of the November 2010 Convertible Notes, a total of $5.8 million in principal had been converted to the Predecessor Company’s common stock, resulting in the issuance of 6.9 million shares of the Company’s common stock.  The aggregate principal balance outstanding on the November 2010 Convertible Notes, was approximately $1.2 million and became due and payable on November 17, 2012.

Because the Company was unable to pay the amounts due under the November 2010 Convertible Notes on November 17, 2012, an event of default occurred.  On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”) who held a majority of the outstanding November 2010 Convertible Notes, commenced a breach of contract action in the State of Minnesota to secure monetary judgment(s) against the Company for the outstanding defaulted principal and interest owed to them.   Upon the filing of the 2013 Bankruptcy Case, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

As of the Effective Date, any obligations due under the November 2010 Convertible Notes have been extinguished in return for Reorganized Biovest Common Stock.

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

As of the Effective Date, the obligations due under the Minnesota Promissory Notes were affirmed.  On July 16, 2013, the Company issued payment in the amount of one thousand dollars representing the cumulative balance of the missed monthly principal and interest payments due while the Company was in reorganization.  The Company has resumed the monthly amortizing payments due under the original terms of the notes.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LV Entities Term A and Term B Notes:

On November 17, 2010, the Predecessor Company issued two notes – one in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to the LV Entities. The Term A Notes and Term B Notes were secured by a lien on all of the Company’s assets, junior only to the lien granted to Corps Real and to certain other permitted liens.

As of the Effective Date, any obligations due under the LV Entities Term A and B Notes have been extinguished in return for Reorganized Biovest Common Stock.

14. Accrued interest:

Interest accrued on the Company’s outstanding debt is listed in the table below.  As of the Effective Date, all interest obligations listed for the Predecessor Company in the table below (excluding the $1,000 due under the Minnesota Promissory Notes, the terms of which were affirmed under the Plan (Note 13)), have been extinguished in return for Reorganized Biovest Common Stock.  See Note 3 for further information regarding the Plan and the Company’s capital structure upon Effective Date of the Plan.

	Successor	Predecessor
	September 30, 2013	September 30, 2012
Corps Real Note	$—	$358,000
Exit Financing	—	7,000
Laurus/Valens Term A Notes	—	3,518,000
Laurus/Valens Term B Notes	—	624,000
March 2014 Obligations	—	437,000
Minnesota Promissory Notes	1,000	1,000
Total accrued interest	$1,000	$4,945,000

Current (a)	$1,000	$4,508,000
Non-Current	$—	$437,000

(a)	The current portion of accrued interest has been recorded in accrued liabilities on the accompanying consolidated balance sheets.
15. Capital leases

The Company has entered into various capital lease arrangements for the use of laboratory equipment in our Coon Rapids, Minnesota facility.  The following is an analysis of the leased property under capital leases by major classes:

	Successor	Predecessor
Class of Property	September 30, 2013	September 30, 2012
Laboratory equipment	$315,000	$—
Less accumulated depreciation	(13,000)	—
	$302,000	$—

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2013.

Year ending September 30,
2014	$150,000
2015	53,000
2016	43,000
Total minimum lease payments	246,000
Less amount representing interest	(27,000)
Present value of minimum lease payments(a)	$219,000

(a)	Reflected in the balance sheet as current and noncurrent capital lease obligations of $133,000 and $86,000, respectively.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Derivative liabilities

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Predecessor Company entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding common stock purchase warrants with features that were either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments were required to be carried as derivative liabilities, at fair value.

The Company used the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility.  Since derivative financial instruments were initially and subsequently carried at fair value, the Company’s operating results reflected the volatility in these estimates and assumption changes.

The following table discloses the fair value of the Predecessor Company’s derivative liabilities and their location in the consolidated balance sheets as of September 30, 2013 and 2012. The Successor Company held no asset or liability derivatives on September 30, 2013.

	Liability Derivatives
	Successor - September 30, 2013		Predecessor - September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Series A Exchange Warrants	N/A	$—	Derivative Liabilities	$857,000
Total derivatives not designated as hedging instruments		$—		$857,000

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	Successor - September 30, 2012				Predecessor - September 30, 2012
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$—	$—	$—	$—	$857,000	$—	$857,000

As of the Effective Date, any obligations due under the Series A Exchange Warrants have been extinguished.  See Note 3 for further information regarding the Plan and the Company’s capital structure upon the Effective Date of the Plan.

17. Stockholders’ equity

Preferred stock:

The Company has authorized 50 million shares of preferred stock. As of the years ended September 30, 2013 and 2012, no preferred shares were issued or outstanding.

Common stock:

Pursuant to the Company’s Amended and Restated Certificate of Incorporation filed on the Effective Date, Biovest is authorized to issue up to 300 million shares of common stock. Each share of common stock carries equal voting rights, dividend preferences, and a par value of $0.01 per share.

Successor Company:

•	On Effective Date, Biovest issued 100 million shares of common stock (see Note 3 for further details).

Predecessor Company:

•	As described in Note 3, all shares of the Predecessor Company common stock were cancelled on the Effective Date.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Trading of Common Stock

The Predecessor’s common stock ceased trading on the OTCQX July 9, 2013.  Upon the Effective Date, the outstanding common stock of the Predecessor Company was cancelled. Consequently, the Predecessor’s stockholders prior to the Effective Date no longer have any interest as stockholders of the Predecessor Company by virtue of their ownership of the Predecessor’s common stock prior to the emergence from bankruptcy.  The Successor Company common stock currently does not trade on any trading market, as the Successor Company’s shares are not listed on any exchange and all shares are subject to a lock-up provision contained in the Plan.

18. Common stock options and warrants

Stock Option Plans - Predecessor Company:

Prior to the Effective Date, the Predecessor Company maintained stock-based incentive compensation plans for employees and directors of the Company. On the Effective Date, all outstanding option grants made under the 2000 Stock Option Plan, the Amended and Restated 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan were terminated and will no longer be of any force or effect.  The ten-year term of the 2000 Stock Option Plan has expired.  However, shares issuable pursuant to both the Amended & Restated 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan remain available for future option grants of the Successor Company.

Stock Option Plan - Successor Company:

The Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) was approved by the Company’s Board of Directors (the “Board”) on November 2, 2006, and by the written consent of holders of a majority of the Company’s shares of common stock on October 4, 2007. The 2010 Equity Incentive Plan (the “2010 Plan”)  was approved by the Company’s Board of Directors on November 10, 2010, and by holders of the majority of the Company’s shares of common stock on January 18, 2011 (collectively the 2006 Plan and the 2010 Plan are referred to hereafter as the “Stock Option Plan”). The purpose of the Stock Option Plan is to create incentives designed to motivate employees to significantly contribute toward the Company’s growth and profitability, to provide the Company’s executives, directors, employees, and persons who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain persons of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

The Stock Option Plan is administered by a committee appointed by the Board or by the full Board of Directors. All members of such a committee must be non-employee directors and outside directors, as defined in the Stock Option Plan. Subject to the limitations set forth in the Stock Option Plan, the administrator has the authority to grant options and to determine the purchase price of the shares of the Company’s common stock covered by each option, the term of each option, the number of shares of the Company’s common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The Stock Option Plan provides for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.  The options issued pursuant to the Stock Option Plan cannot have a term greater than ten years.  The Company may, at any time, amend or modify the Stock Option Plan without limitation.  The options granted under the Stock Option Plan vest over periods established in the stock option agreement.

The 2006 Plan provides for the issuance of options to purchase up to 20.0 million shares of common stock, and as of September 30, 2013 no options were issued pursuant to the 2006 Plan.  The 2010 Plan provides for the issuance of options to purchase up to 20.0 million shares of common stock.  As of September 30, 2013, there were 19.5 million options available for issuance under the 2010 Plan.

The fair value of the options granted are measured on the date of grant and this amount is recognized as compensation expense ratably over the service period, which generally corresponds with the vesting period. Stock appreciation rights granted under the Stock Option Plan must be settled in common stock. Therefore, stock appreciation rights granted under the Stock Option Plan will receive the same accounting treatment as options. The cash the Company receives upon the exercise of stock options will be reflected as an increase in the Company’s capital. No additional compensation expense will be recognized at the time stock options are exercised, although the issuance of shares of common stock upon exercise may reduce basic earnings per share, as more shares of the Company’s common stock would then be outstanding.

In the case of a grant of restricted stock, the fair value of the restricted stock award at the date of grant will be determined and this amount will be recognized over the requisite service period of the award, usually the vesting period. The fair value of a restricted stock award is equal to the fair market value of the Company’s common stock on the date of grant.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the years ended September 30, 2013 and 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Predecessor:
Outstanding at October 1, 2011	27,081,886	$0.56	7.41	$0.37	$2,273,550
Exercisable at October 1, 2011	25,656,886	0.54	7.32	0.34	2,272,550
Granted	9,507,122	0.44
Exercised	(10,000)	0.06
Cancelled	(114,449)	1.11
Outstanding at September 30, 2012	36,464,559	0.53	6.86	0.35	1,314,688
Exercisable at September 30, 2012	34,042,298	0.52	6.80	0.34	1,126,892
Granted	250,000	0.18
Exercised	—	—
Cancelled	(143,802)	0.40
Cancelled pursuant to Plan	(36,570,757)	0.40	6.12	0.35
Outstanding and Exercisable at June 30, 2013	—	$—	—	$—	$—

Successor:
Outstanding at July 1, 2013	—	$—	—	$—	$—
Exercisable at July 1, 2013	—	—	—	—	—
Granted	500,000	1.00
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2013	500,000	1.00	4.93	$0.06	—
Exercisable at September 30, 2013	500,000	$1.00	4.93	$0.06	$—

The following assumptions were used to determine the fair value of the stock option grants:

	Successor	Predecessor
	Period from July 1 through September 30, 2013	Period from October 1, 2012 through June 30, 2013	Year ended September 30, 2012
Expected volatility	62%	66%	61% - 88%
Expected life	2.5 years	2.5 years	2.5 to 5.3 years
Risk-free interest rates	0.75%	0.30%	0.33% - 1.04%
Dividend yields	none	none	None

On September 5, 2013, the Company issued 0.5 million stock options to our former President and Chief Executive Officer, Samuel S. Duffey.  The options vested immediately and have an exercise price of $1.00 per share.  Pursuant to the terms of the Plan, the options may not be exercised until May 1, 2014.  The fair value of the grant (approximately $0.03 million) was charged to administrative expense on the date of the grant.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Predecessor Company recognized $2.6 million in total stock-based compensation expense for the year ended September 30, 2012 and $0.08 million for the period from October 1, 2012 through June 30, 2013. The Successor Company recognized $0.03 million in total stock-based compensation expense for the period from July 1, 2013 through September 30, 2013.  A summary of the status of the Company’s non-vested employee stock options as of September 30, 2013, and changes during the two years then ended is presented below:
Non-Vested Options - Predecessor	Shares	Weighted Ave Grant-Date Fair Value
Non-vested at October 1, 2011	1,425,000	$0.81
Granted	9,507,122	0.25
Vested	(8,509,861)	0.32
Cancelled	—	—

Non-vested at September 30, 2012	2,422,261	0.46
Granted	250,000	0.08
Vested	(866,428)	0.08
Cancelled	—	—
Cancelled pursuant to Plan	(1,805,833)	0.59
Non-Vested at June 30, 2013	—	$—

Non-vested Options - Successor
Non-vested at July 1, 2013	—	$—
Granted	500,000	0.06
Vested	(500,000)	0.06
Cancelled	—	—
Non-vested at September 30, 2013	—	$—

As of September 30, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation.

Stock warrants issued, exercised and outstanding as of September 30, 2013 and 2012 are summarized as follows:

Warrants - Predecessor	Shares	Exercise Price
Outstanding at October 1, 2011	26,966,815	$0.84
Exercisable at October 1, 2011	26,966,815	0.84

Issued	—	—
Exercised	(1,865,907)	0.32
Cancelled	(213,735)	1.05

Outstanding at September 30, 2012	24,887,173	0.87
Exercisable at September 30, 2012	24,887,173	0.87

Issued	—	—
Exercised	—	—
Cancelled	(2,214,960)	0.36
Cancelled pursuant to Plan	(22,672,213)	0.92
Outstanding and Exercisable at June 30, 2013	—	$—

Warrants - Successor
Outstanding at September 30, 2013	—	—
Exercisable at September 30, 2013	—	$—

19. Segment information

The Company operates in two identifiable industry segments. The Company’s Instrumentation Segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies as well as in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Vaccine Segment is focused on developing BiovaxID.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Segment information is as follows:

	Successor For the Period from July 1, 2013 through September 30, 2013
	Instrumentation	Vaccine	Total
Revenues:
Products	$819,000	$—	$819,000
Services	682,000	—	682,000
Total Revenues	1,501,000	—	1,501,000
Costs and Expenses:
Cost of revenue	(898,000)	—	(898,000)
Research and development	(17,000)	(1,359,000)	(1,376,000)
Operating income (loss) including segment identifiable expenses	$586,000	$(1,359,000)	(773,000)
General and administrative expense			(630,000)
Reorganization items			(69,000)
Other expense, net			(5,000)
Loss before income taxes			(1,477,000)
Income taxes			—
Net loss			$(1,477,000)

	Predecessor For the Period from October 1, 2012 through June 30, 2013
	Instrumentation	Vaccine	Total
Revenues:
Products	$1,646,000	$—	$1,646,000
Services	913,000	—	913,000
Total Revenues	2,559,000	—	2,559,000
Costs and Expenses:
Cost of revenue	(1,947,000)	—	(1,947,000)
Research and development	(271,000)	(2,432,000)	(2,703,000)
Operating income (loss) including segment identifiable expenses	$341,000	$(2,432,000)	(2,091,000)
General and administrative expense			(2,070,000)
Reorganization items			9,259,000
Other expense, net			(2,562,000)
Income before income taxes			2,536,000
Income taxes			—
Net income			$2,536,000

	Predecessor For the Year ended September 30, 2012
	Instruments and Disposables	Therapeutic Vaccine	Total
Revenues:
Products	$2,947,000	$100,000	$3,047,000
Services	839,000	—	839,000
Total Revenues	3,786,000	100,000	3,886,000
Costs and Expenses:
Cost of revenue	(2,770,000)	—	(2,770,000)
Research and development	(157,000)	(3,982,000)	(4,139,000)
Operating income (loss) including segment identifiable expenses	$859,000	$(3,882,000)	(3,023,000)
General and administrative expense			(4,779,000)
Reorganization items			199,000
Other expense, net			(4,149,000)
Loss before income taxes			(11,752,000)
Income taxes			—
Net loss			$(11,752,000)

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Income taxes

The significant income components of the Company’s net deferred total assets are as follows:

	Successor	Predecessor
	September 30, 2013	September 30, 2012
Basis difference in fixed assets	$190,000	$299,000
Stock option compensation	—	2,940,000
Net operating loss carryover	39,635,000	37,466,000
Loss on derivative liabilities	—	372,000
Interest due on outstanding debt	—	1,877,000
Other	233,000	268,000
	40,173,000	43,222,000
Less: valuation allowance	(26,476,000)	(43,222,00)
	13,582,000	—
Deferred Tax Liabilities:
In Process Research and Development	(13,582,000)	—
Net Deferred Tax Asset	$—	$—

The components of the provision (benefit) for income taxes consist of the following:

	Successor	Predecessor
	September 30, 2013	September 30, 2012
Current Tax:
Federal	$—	$—
State	—	—
Total Current	—	—

Deferred tax:
Deferred	3,165,000	4,288,000
Decrease in valuation allowance	(3,165,000)	(4,288,000)
Total Deferred	—	—
Total provision (benefit) for income taxes	$—	$—

ASC Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company considered both positive and negative evidence in determining the future realization of deferred tax assets.  While the Company has emerged from bankruptcy and substantially all of the Company’s outstanding debt obligations were converted to equity in accordance with the Plan, the Company (including both Predecessor and Successor) has had historical tax losses, and for the foreseeable future, expects additional tax losses.  As a result, the Company recorded a valuation allowance with respect to all the Company’s net deferred tax assets.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has a federal net operating loss (“NOLs”) of approximately $104.4 million as of September 30, 2013. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership occurred change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOL and other deductions which are available to the Company. Section 382 contains rules which govern a loss corporation that was under the jurisdiction of the Bankruptcy Court immediately before an ownership change.  These rules do not impose an annual limitation on the amount of the NOLs that may be used to offset taxable income.  However, if another ownership change, as defined, occurs within a two-year period, the annual limitation at the date of the second change will be zero, except in certain circumstances in which a loss corporation realizes a built in gain within applicable periods, as defined.  Therefore, loss carry-forwards generated prior to that second ownership change would be severely limited.  As of this filing, the Company plans to avail itself of these rules and therefore there will be no additional limitations on the use of the current NOLs except that the prior restriction on the NOLs generated before June 17, 2003 will still be in effect.  In addition, in fiscal 2014, the Company will be required to reduce its NOLs by approximately $10 million for cancellation of debt income generated by the Plan and there will be an additional reduction for a portion of the NOs related to interest charged in certain periods prior to the ownership change caused by the Plan.  The portion of the NOLs incurred prior to June 17, 2003 ($3.4 million) is subject to this limitation.  As such, these NOLs are limited to approximately $0.2 million per year.  NOLs incurred after June 17, 2003 may also be subject to restriction.  Some of these losses may be subject to these limitations.

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

	Successor	Predecessor
	September 30, 2013	September 30, 2012
Federal statutory rate	(34)%	(34)%
State taxes	(4)%	(4)%
Permanent items	33%	(6)%
Effect of valuation allowance	5%	44%
Net actual effective rate	—%	—%

21. Employee benefit plan

The Biovest 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004, as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of Biovest and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the Employee Benefit Plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board. For the years ended September 30, 2013 and 2012, the Company made no employer contributions to the Employee Benefit Plan.

22. Commitments and contingencies

Legal proceedings:

On March 6, 2013, as a result of the Company’s inability to pay approximately $30 million of senior secured debt which had become due on November 17, 2012, the Company filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code with Case No.8:13-bk-02892-KRM. After confirmation hearings on May 31, 2013 and June 10, 2013, the Bankruptcy Court confirmed the First Amended Plan of Reorganization, (as amended and modified, the “Plan”), and entered an Order Confirming the Plan on June 28, 2013.  The Plan became effective on July 9, 2013.  Two Notices of Appeal of provisions of the Bankruptcy Proceedings were filed by the Equity Committee during the pendency of the 2013 Bankruptcy Proceedings;  both appeals were dismissed for lack of prosecution and mootness, as the Equity Committee had been dissolved as of the effectiveness of the Plan and no party had taken action to be substituted in to continue to pursue these appeals. This Chapter 11 case was concluded via Final Decree by the Bankruptcy Court entered on September 30, 2013.

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against Biovest’s former parent corporation, Accentia, and several current and former directors and officers of Biovest and Accentia (the “Class Action”).  Biovest was not named as a defendant in either complaint. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the Phase III clinical trial of BiovaxID and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest between July 24, 2008 and August 14, 2012 and were damaged as a result of the decline in the price of common stock allegedly attributable to the claimed violations. On December 4, 2013 the District Court entered an Order consolidating the Class Action cases and appointing a group of lead plaintiffs, beginning a 45-day period during which a Consolidated Complaint must be filed and served. Although the time to respond to this Class Action complaint is still underway, our officers and directors believe this litigation to be without merit, deny any wrongdoing or liability and intend to vigorously defend the alleged claims.

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is not party to any material legal proceedings, and management is not aware of any other, threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Facility leases:

The Company leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which the Company uses for offices, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID, the production of the Company’s perfusion cell culture equipment, and the Company’s contract cell culture services. The lease expires on July 30, 2021 (Note 8).   The Company has the right to extend the term of the lease.

As of April 10, 2013, the Company entered into a new lease for approximately 1,300 square feet of office space in Tampa, Florida and utilizes the space as the Company’s principal executive and administrative offices. The lease expires on December 31, 2014 and is cancelable by either party with 90 days prior notice.  Future minimum lease payments related to this lease total $30 thousand and $7 thousand during the years ending September 30, 2014 and 2015, respectively.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2014. The Company anticipates that as its development of its product candidates advances and as the Company prepares for the future commercialization of its products, its facilities requirements will continue to change on an ongoing basis.

Stanford University Agreement:

In September 2004, the Company entered into an agreement, and amended on September 6, 2012, (collectively, the “Stanford Agreement”) with Stanford University (“Stanford”).   The Stanford Agreement provides the Company with worldwide rights to use two proprietary hybridoma cell lines, which are used in the production of the BiovaxID through 2025.  Under the Stanford Agreement, the Company is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that the Company pays Stanford $0.1 million within one year following FDA approval of BiovaxID.  Following FDA approval until September 17, 2019, Stanford will receive a royalty of the greater of $50 per patient or 0.05% of BiovaxID net sales revenue, after September 18, 2019, Stanford will receive a royalty of the greater of $85 per patient or 0.10% of BiovaxID net sales revenue. This running royalty will be creditable against the yearly maintenance fee. The Stanford Agreement obligates the Company to, diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate the Stanford Agreement at any time upon 30 days prior written notice, and Stanford can terminate the Stanford Agreement upon a breach of the agreement by the Company that remains uncured for 30 days after written notice of the breach from Stanford.

Royalty Agreements:

The aggregate royalty obligation on BiovaxID (including the Stanford royalty above) and the Company’s other biologic products is 6.30% of BiovaxID net sales revenue.

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

BIOVEST INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent events

Further Advances under DIP Financing:

During the period from October 1, 2013 through November 12, 2013 the Company drew an additional $0.7 million on what was previously the DIP Financing, bringing the total amount advanced to $5.7 million as of November 12, 2013, representing the full amount committed under the financing.  As discussed in Note 4, pursuant to the Plan, the DIP Financing claims were deemed fully paid and any liens and security interests granted in favor of Corps Real and the LV Entities under the DIP Financing documents were released and terminated on the Effective Date. As a result of the Plan, the Senior Secured Lenders are no longer creditors of Biovest, but instead major shareholders of the Company, holding 93% of the outstanding common shares as of Effective Date.  The Company has not, nor will pay any further consideration to the Senior Secured Lenders as a result of these additional draws under the DIP Financing.

Secured Note Financing:

Effective on December 18, 2013, the Company entered into a Secured Note transaction with Pabeti, Inc., an entity controlled by the Company’s Chairman, Ronald E. Osman, Esq., Valens Offshore SPV II Corp, and Valens U.S. SPV I, LLC, entities controlled by a member of the Company’s Board of Directors, Eugene Grin.   Details of that Secured Note transaction are set forth in Note 5.

On December 3, 2013, the Company submitted its marketing authorization application (MAA) with the European Medicines Agency (EMA) for BiovaxID (submitted to EMA as “dasiprotimut-T”), its personalized cancer vaccine for treatment of Non-Hodgkin’s follicular lymphoma. The MAA submission begins the formal EMA review process intended to secure approval to market BiovaxID in the European Union and allow prescription and sale of BiovaxID for the treatment of Non-Hodgkin’s follicular lymphoma.

 Effective December 1, 2013, the Company hired Robert E. Farrell as Chief Financial Officer of the Company.  Before Mr. Farrell’s appointment as Chief Financial Officer of the Company, he served as Chief Financial Officer of Sanovas, Inc., a medical device company from 2012 to 2013.  Prior to that, Mr. Farrell was employed by Titan Pharmaceuticals, Inc., a diversified public biotechnology company, where he served as President and Chief Executive Officer from 2008 to 2010, and as Executive Vice President and Chief Financial Officer from 1996 to 2008.  From 1990 to 1996, Mr. Farrell served as Corporate Group Vice President and Chief Financial Officer of Fresenius USA.  From 1982 to 1990 Mr. Farrell was employed by Genstar Corporation, serving as Vice President of Marketing within Genstar’s Financial Services Division from 1982 to 1989, and as President of TXL Securities from 1987 to 1990.  Mr. Farrell also served as Associate General Counsel of Brae Corporation from 1979 to 1982 and as an Associate Attorney for Crane & Hawkins from 1977 to 1979  Mr. Farrell received a J.D. from University of California, Hastings College of Law and a Bachelor of Arts degree in Government and Economics with a Minor in Accounting from University of Notre Dame.  Mr. Farrell is a Member of the California Bar.  Mr. Farrell is 63 years of age.