Form 10-Q
period 2013-12-31
BIOVEST INTERNATIONAL INC
filed 2014-02-14
CIK 704384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of February 10, 2014 was 100,000,000 shares of common stock, all of one class.

 INDEX
BIOVEST INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor Company
	December 31, 2013 (Unaudited)	September 30, 2013
ASSETS
Current assets:
Cash	$533,000	$734,000
Accounts receivable, net of $12,000 allowance for doubtful accounts at December 31, 2013 and September 30, 2013	291,000	530,000
Costs and estimated earnings in excess of billings on uncompleted contracts	92,000	240,000
Inventories	384,000	329,000
Prepaid expenses and other current assets	218,000	208,000
Total current assets	1,518,000	2,041,000
Property and equipment, net	1,519,000	1,391,000
In-process research and development	35,779,000	35,779,000
Goodwill	3,897,000	3,897,000
Other assets	495,000	516,000
Total assets	$43,208,000	$43,624,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714,000	$754,000
Accrued liabilities	335,000	346,000
Customer deposits	1,000	4,000
Billing in excess of costs and estimated earnings on uncompleted contracts	70,000	—
Current maturities of capital lease obligations	140,000	133,000
Current maturities of long term debt	15,000	14,000
Total current liabilities	1,275,000	1,251,000
Capital lease obligations, less current maturities	146,000	86,000
Long term debt related parties	700,000	—
Long term debt, less current maturities	302,000	305,000
Other	116,000	10,000
Total liabilities	2,539,000	1,652,000
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 100,000,000 shares issued and outstanding at December 31, 2013 and September 30, 2013	1,000,000	1,000,000
Additional paid-in capital	43,244,000	42,449,000
Accumulated deficit	(3,570,000)	(1,477,000)
Total stockholders’ equity attributable to Biovest International, Inc.	40,674,000	41,972,000
Noncontrolling interests	(5,000)	—
Total stockholders' equity	40,669,000	41,972,000
Total liabilities and stockholders’ equity	$43,208,000	$43,624,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three months ended December 31, 2013	Three months ended December 31, 2012
Revenue:
Products	$288,000	$410,000
Services	234,000	139,000
Total revenue	522,000	549,000
Operating costs and expenses:
Cost of revenue:
Products	274,000	373,000
Services	111,000	208,000
Research and development expense	1,445,000	722,000
General and administrative expense	780,000	669,000
Total operating costs and expenses	2,610,000	1,972,000
Loss from operations	(2,088,000)	(1,423,000)
Other income (expense):
Interest expense, net	(10,000)	(2,487,000)
Gain on derivative liabilities	—	645,000
Other expense, net	—	(1,000)
Total other expense	(10,000)	(1,843,000)
Net loss including noncontrolling interests	(2,098,000)	(3,266,000)
Net loss attributable to noncontrolling interests	(5,000)	—
Net loss attributable to Biovest International, Inc.	$(2,093,000)	$(3,266,000)
Loss per common share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	100,000,000	146,495,560

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2013
(Unaudited)

	Common Stock
Successor:	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interests	Total
Balances October 1, 2013	100,000,000	$1,000,000	$42,449,000	$(1,477,000)	$—	$41,972,000
Additional investment from shareholders	—	—	787,000	—	—	787,000
Employee share-based compensation	—	—	8,000	—	—	8,000
Net loss	—	—	—	(2,093,000)	(5,000)	(2,098,000)
Balances December 31, 2013	100,000,000	$1,000,000	$43,244,000	$(3,570,000)	$(5,000)	$40,669,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Three months ended December 31, 2013	Three months ended December 31, 2012
Cash flows from operating activities:
Net loss	$(2,098,000)	$(3,266,000)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	69,000	40,000
Amortization of patents	—	7,000
Employee share-based compensation	8,000	73,000
Amortization of discount on notes payable	—	1,565,000
Amortization of deferred loan costs	—	9,000
Shares issued for interest on outstanding debt	—	1,000
Gain on derivative liabilities	—	(645,000)
Changes in cash resulting from changes in:
Operating assets	343,000	13,000
Operating liabilities	125,000	1,344,000
Net cash flows from operating activities	(1,553,000)	(859,000)
Cash flows from investing activities:
Acquisition of furniture and equipment	(75,000)	(5,000)
Net cash flows from investing activities	(75,000)	(5,000)

Cash flows from financing activities:
Repayment of notes payable and long-term debt	(3,000)	(26,000)
Capital lease payments	(57,000)	—
Additional investment from shareholders (Note 4)	787,000	—
Proceeds from notes payable and long-term debt	—	1,585,000
Advances from/(payments to) related party	700,000	(414,000)
Net cash flows from financing activities	1,427,000	1,145,000

Net change in cash	(201,000)	281,000
Cash at beginning of period	734,000	72,000
Cash at end of period	$533,000	$353,000

Supplemental disclosure of cash flow information:
Non-cash financing and investing transactions:
Issuance of shares for payment of interest on outstanding debt	$—	$16,000
Purchase of equipment with promissory notes	122,000	—
Cash paid for interest during period	$2,000	$2,000

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

Based on the Company’s scientific advice meetings with multiple European Union (“EU”) Member national medicines agencies, on December 3, 2013 the Company filed its marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”).  The Company was formally notified the application had been validated by the EMA on January 7, 2014, confirming that the submission was complete, and beginning the formal EMA review process intended to secure approval to market BiovaxID in the EU and to allow prescription and sale of BiovaxID for the treatment of non-Hodgkin’s lymphoma in patients who have achieved a first complete remission.  Additionally, based on a scientific advice meeting conducted with Health Canada, the Company plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. No assurance can be given that BiovaxID will receive marketing/regulatory approval from the regulatory authorities in any jurisdiction, including but not limited to the EU or Canada.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the company (continued)

Corporate Overview:

As a result of the 2013 Bankruptcy Case (discussed below), new common stock of the Company was issued on July 9, 2013 (the effective date of the Company’s First Amended Plan of Reorganization; the “Effective Date”) to secured and unsecured creditors with allowed claims in the 2013 Bankruptcy Case.  All common stock issued and outstanding prior to Effective Date was cancelled.

2. The 2013 Bankruptcy Case:

On March 6, 2013 (the “Petition Date”), as a result of the Company’s inability to pay approximately $30 million in secured debt which had become due on November 17, 2012, the Company filed a voluntary petition to reorganize under Chapter 11of the Bankruptcy Code, Case No.8:13-bk-2892-KRM, with the Bankruptcy Court (“the 2013 Bankruptcy Case”).

On June 10, 2013, the Company filed its First Modification to the First Amended Plan of Reorganization (the “Plan”) in the case with the support of its senior, secured lenders.   The Plan provided for, among other things, the cancellation of all outstanding common stock, options and warrants in the Company.  In addition, the Plan provided for the conversion of virtually all pre-petition debt into new common stock of the reorganized Company as follows: (i) all outstanding indebtedness due to the Company’s senior secured lenders, totaling in excess of $41.0 million, was to be converted into new equity representing ninety three percent (93%) of the issued and outstanding common stock in the reorganized Company and; (ii) approximately $5.4 million of unsecured indebtedness outstanding under the Company’s prepetition unsecured debt obligations was to be converted and exchanged for new equity representing seven percent (7%) of the issued and outstanding common stock in the reorganized Company.

On June 28, 2013, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Confirmation Order"), which approved and confirmed the Plan.  The occurrence of the Plan’s Effective Date was subject to satisfaction or waiver of certain conditions precedent, including no modification or stay of the Confirmation Order or entry of other court order prohibiting the consummation of the transactions contemplated by the Plan, and all other actions and documents necessary to implement the Plan shall have been effected or executed. Each of the foregoing conditions to the effectiveness of the Plan were satisfied or waived, and the Effective Date occurred on July 9, 2013.

See Note 4 for additional information regarding the Plan.

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

Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The accompanying condensed consolidated balance sheet at September 30, 2013 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

Principles of consolidation:

The unaudited condensed consolidated financial statements include those of Biovest Europe, Limited and Viracell Advanced Products, LLC.  Biovest Europe Limited is a wholly-owned subsidiary of the Company which was incorporated in the United Kingdom on June 29, 2011. Viracell Advanced Products, LLC, is an 85% owned subsidiary of the Company which was incorporated in the State of Texas on July 18, 2013.

All significant inter-company balances and transactions have been eliminated.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for reorganization proceedings:

On the Effective Date, the terms of Biovest’s confirmed Plan of Reorganization eliminated approximately $44 million in secured and unsecured debt in exchange for new common shares of Biovest.  Also upon the Effective Date, all previously-existing equity interests in Biovest were canceled and extinguished.  As a result of the recapitalization of the Company, Biovest was required to adopt fresh-start accounting in accordance with ASC Topic 852 - Reorganizations based upon the fact that; (a) total post-petition liabilities and allowed claims exceeded the reorganization value; and (b) pre-petition shareholders received less than 50% of the new common shares issued under the reorganization plan, thereby resulting in a substantive change in control.  Biovest applied fresh start accounting on July 1, 2013 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference.  Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, Biovest is referred to as the “Predecessor Company” for all periods preceding the Convenience Date, and the “Successor Company” for all periods subsequent to the Convenience Date.  Overall, the implementation of fresh-start accounting resulted in: (i) a comprehensive revaluation of the Predecessor Company’s assets and liabilities to their estimated fair values and; (ii) the elimination of the Predecessor Company’s accumulated deficit and additional paid-in capital.  Due to the fact that these changes are material to Biovest’s consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial assets and liabilities:

Both the Predecessor Company and Successor Company measure the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for us on October 1, 2013.  The adoption of this guidance has not had a material impact on our financial statements.

4. Reorganization plan

As described above in Note 2, on June 28, 2013, the Bankruptcy Court entered an Order Confirming the Company’s First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  The Company’s confirmed Plan became effective on July 9, 2013.  The following is a summary of the material terms of the Plan as confirmed.  This summary highlights only certain substantive provisions of the Plan and is not intended to be a complete description of the Plan.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Expenses

Administrative expenses consisted primarily of legal fees incurred in the case as well as a rent cure claim for past amounts due under the lease for our manufacturing facility located in Coon Rapids, Minnesota.  The majority of the legal fees as well as the rent cure claim have been paid by the Company, in cash, shortly after the Effective Date.  A portion of the legal fees (approximately $0.08 million) will remain accrued and become due by the Company, in cash, on March 31, 2014.

Priority Claims

Priority Claims consisted of pre-petition wages due to the Company’s employees in the approximate amount of $0.12 million.  Priority wage claims were paid by the Company, in cash, shortly after the Effective Date.

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

Pursuant to the terms of the Plan, the DIP Financing claims were deemed fully paid and any liens and security interests granted in favor of Corps Real and the LV Entities under the DIP Financing documents were released and terminated as of the Effective Date.  As a result of the Plan, the Senior Secured Lenders converted any amounts due under their DIP Financing Claims into Reorganized Biovest Common Stock, and hold 93% of the outstanding common shares as of the Effective Date.  Furthermore, as of the Effective Date, approximately $2.6 million remained available to the Company for working capital without payment of any further consideration by the Company.  From the period following Effective Date through December 31, 2013, Biovest drew down the remaining $2.6 million available to the Company, of which $0.787 million was drawn in the three months ended December 31, 2013.  These draws were recorded as in increase to additional paid-in capital on the Successor balance sheet as of December 31, 2013 and are shown as “additional investment from shareholders” on the Successor Cash Flow Statement and Statement of Stockholders’ Equity.

Secured Claims

In addition to the DIP Financing claims discussed above, the allowed secured claims in the Company’s reorganization proceeding consisted of the following:

•
The Corps Real Claims (approximately $8.0 million): On the Effective Date, the Corps Real Claims were exchanged for approximately 26 million shares of Reorganized Biovest Common Stock, representing approximately 26% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date, in full and final satisfaction of all allowed Corps Real claims.

•
The LV Entities Claims (approximately $33.7 million):  On the Effective Date, the LV Entities Claims were exchanged for approximately 67 million shares of Reorganized Biovest Common Stock, representing approximately 67% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date, in full and final satisfaction of all allowed LV Entities claims.

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

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Claims

The allowed unsecured claims in the Company’s reorganization proceedings totaled approximately $5.4 million.  On the Effective Date, all holders of allowed unsecured claims were entitled to an aggregate of seven million shares of Reorganized Biovest Common Stock, representing 7% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date in full and final satisfaction of all allowed unsecured claims.  Each holder of an allowed unsecured claim received a pro-rata share of the seven million shares available to all allowed unsecured claims.

5. Fresh-Start reporting

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

Accordingly, the Company adopted fresh-start reporting as of the Convenience Date after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference.

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

Based upon the Court’s ruling, the Company engaged a valuation firm to assess the Company’s reorganization value, which was specifically determined based upon the intangible asset values related to the Company’s in-process research and development with respect to the potential commercialization of BiovaxID (the “Vaccine Segment”), as well as the ongoing value of the Company’s hollow fiber instrumentation and cell culture manufacturing operations (the “Instrumentation Segment”).  The estimated fair value with respect to the Company’s Vaccine Segment was determined using discounted cash flow models which were prepared based upon projections from management regarding a number of estimates including those relating to: the potential market size for BiovaxID, the probability of obtaining regulatory approval in each of three jurisdictions (the EU, Canada, and the United States), and the anticipated cost to manufacture and distribute the vaccine.  Weight was also given to the probability of failure (i.e. zero value).  Based upon this approach, the conclusion of fair value for the Vaccine Segment was determined to be $37.4 million.

An estimated fair value with respect to the Company’s Instrumentation Segment was determined using a weighting of an income approach (discounted cash flows) and a market approach (guideline public company method).   Each approach was weighted equally resulting in a conclusion of fair value for the Instrumentation Segment of $4.2 million.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Discount rates (weighted average cost of capital) of 33% (Vaccine Segment) and 17% (Instrumentation Segment) were used in applying the discounted cash flow approaches.  The values derived from the approaches described above were based upon significant inputs and assumptions and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement.

Upon implementation of fresh-starting accounting, the Company allocated the total estimated reorganization value of $41.6 million (the combined value of the two segments) to the various assets and liabilities based on their estimated fair values and eliminated the accumulated deficit and additional paid-in-capital balances. The reorganization value was first assigned to tangible and identifiable intangible assets. The only identifiable intangible asset which was assigned value was the technology supporting the Vaccine Segment.  Due to the fact that the Company’s ongoing development of BiovaxID both has substance and is incomplete, it has been classified as In-Process Research and Development, which was valued using a specific form of the income approach known as the Multi-Period Excess Earnings Method (“MPEEM”).  Under the MPEEM, cash flows from the asset being valued are forecasted over the expected remaining useful life of the asset (in this case 14 years), with adjustments made to deduct contributory asset charges for other assets that support the asset being valued (in this case, net working capital, net fixed assets, and assembled work force).  The conclusion of fair value for In-Process Research and Development using the MPEEM approach was estimated to be $35.8 million.

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

6. Liquidity:

The Successor Company emerged from reorganization in July 2013 and continues to operate as a going concern.  On December 31, 2013, Biovest had cash of $0.5 million and working capital of $0.2 million.  On December 16, 2013, the Company issued Secured Promissory Notes to Pabeti, Inc. in the principal amount of up to $0.98 million, Valens Offshore SPV II, Corp in the principal amount of up to $2.2 million, and Valens U.S. SPV I, LLC in the principal amount of up to $0.35 million (the “Senior Secured Notes”).  The Senior Secured Notes have an aggregate maximum principal amount of $3.5 million, mature on December 18, 2018, and are secured by all of the Company’s assets.  Interest accrues at twelve percent per annum on the outstanding principal amount and is payable upon the maturity of the notes unless previously prepaid.  Should the Company have funds in excess of $5 million available for use as working capital on the last day of any month that the Senior Secured Notes are outstanding, the amount of funds that are in excess of $5 million shall be applied as mandatory repayment of any principal plus outstanding interest accrued on the Senior Secured Notes.

The Company intends to draw upon the Senior Secured Notes as and when needed to fund the Company’s operations and commercialization efforts.  Through January 30, 2014, the Company had drawn down approximately $1.3 million on the Senior Secured Notes.  The amount available to be drawn down under Senior Secured Notes (approximately $2.2 million) is anticipated to be sufficient to fund the Company’s operations and commercialization efforts through the earlier of (a) obtaining significant additional external funding or (b) April, 2014.

Ronald E. Osman, the Chairman of the Company’s Board of Directors has the sole voting and investment power of Pabeti, Inc. and Corps Real, LLC.  Mr. Osman is the beneficial owner of 26.04% of the Company’s outstanding shares as of December 31, 2013 through his investments in Corps Real, LLC and Pabeti, Inc.

Valens Offshore SPV II, Corp, Valens Offshore SPV I, Ltd, and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”) together hold a combined 54.99% of the Company’s outstanding shares as of December 31, 2013.  Voting and dispositive power with respect to the shares owned by the Valens Funds is shared with Valens Capital Management, LLC, who acts as investment manager, and Eugene Grin, the Principal of Valens Capital Management, LLC, who is also a member of Biovest’s Board of Directors.

Through December 31, 2013 the Company has been primarily engaged in developing BiovaxID.  In the course of these activities, Biovest has sustained losses and expects such losses to continue through at least the end of 2014.  The Company’s ability to fund the additional confirmatory Phase 3 clinical trial required for FDA approval and to continue its detailed analyses of BiovaxID’s clinical trial results is dependent on the Company’s ability to obtain significant additional external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company through strategic collaborations, recognized research funding programs, domestic and/or foreign licensing of the Company’s product candidates and future potential issuances of debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Accounts receivable, concentrations of credit risk and major customers:

Major customer information is as follows:

•	Two customers accounted for 40% of revenues for the three months ended December 31, 2013.

•	Two customers accounted for 46% of revenues for the three months ended December 31, 2012.

•	One customer accounted for 61% of trade accounts receivable as of December 31, 2013.

•	Three customers accounted for 72% of trade accounts receivable as of September 30, 2013.

A significant amount of the Company’s revenue has been derived from export sales. Details on the Company’s export sales are as follows:

•
The Company’s export sales as a percentage of total sales equaled 19% for the three months ended December 31, 2013.  The Company’s sales to the United Kingdom totaled 11% of total revenues for this period.

•	The Company’s sales to the United Kingdom and Canada were 28% and 22% of revenues respectively for the three months ended December 31, 2012.

8. Inventories:

Inventories consist of the following:

	December 31, 2013 (Unaudited)	September 30, 2013
Raw materials	$106,000	$281,000
Work-in-process	14,000	—
Finished goods	264,000	48,000
	$384,000	$329,000

9. Intangible assets and goodwill

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

Vaccine Development	$2,840,000
Instrumentation/Cell Culture manufacturing	1,057,000
$3,897,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Long term debt:

Long term debt, related parties consist entirely of the principal balance outstanding on the Senior Secured Notes discussed in Note 6 – Liquidity, above.

Long term debt is presented in the table below.

	December 31, 2013 (Unaudited)	September 30, 2013
Minnesota Promissory Notes	$317,000	$319,000
	317,000	319,000
Less: current maturities	(15,000)	(14,000)
	$302,000	$305,000

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

11. Capital leases

The Company has entered into various capital lease arrangements for the use of laboratory equipment in our Minneapolis, Minnesota facility.  The following is an analysis of the leased property under capital leases by major classes:

Class of Property	December 31, 2013 (unaudited)	September 30, 2013
Laboratory equipment	$437,000	$315,000
Less accumulated depreciation	(35,000)	(13,000)
	$402,000	$302,000

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2013.

Year ending December 31,
2014	$163,000
2015	84,000
2016	79,000
Total minimum lease payments	326,000
Less amount representing interest	(40,000)
Present value of minimum lease payments(a)	$286,000

(a)	Reflected in the December 31, 2013 balance sheet as current and noncurrent capital lease obligations of $140,000 and $146,000, respectively.

12. Common stock options and warrants:

Common stock options outstanding and exercisable as of December 31, 2013 are as listed in the tables below. The Company expects to recognize $2.1 million in stock compensation expense through December 31, 2016 as a result of stock options currently outstanding.

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Contractual Life (yrs)	Aggregate Intrinsic Value
Outstanding at October 1, 2013	500,000	$1.00	4.93	$—
Granted	12,849,999	1.00	5.97	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding at December 31, 2013	13,349,999	1.00	5.92	—
Exercisable at December 31, 2013	500,000	$1.00	4.68	$—

Non-vested employee stock options:

	Shares	Weighted Avg. Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at October 1, 2013	—	$—	$—
Granted	12,849,999	0.16	—
Vested	—	—	—
Cancelled	—	—	—
Non-vested at December 31, 2013	12,849,999	$0.16	$—

The Company did not have any Common stock warrants outstanding as of December 31, 2013.

13. Segment information:

The Company operates in two identifiable industry segments. The Company’s Instrumentation Segment is engaged in the development, manufacture and marketing of patented cell culture systems, equipment and consumable parts to pharmaceutical, diagnostic and biotechnology companies as well as in the production and contract manufacturing of biologic drugs and cell production for research institutions worldwide. The Vaccine Segment is focused on developing BiovaxID and has not generated any revenues to date.

The Company defines its segment operating results as earnings/(loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Under the Company’s shared resources concept, assets of the Company are common to the segments listed below and thus not segregated for reporting purposes. Segment information is as follows:

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2013 (Successor)
	Instrumentation	Vaccine	Total
Revenue
Products	$288,000	$—	$288,000
Services	234,000	—	234,000
Total Revenue	522,000	—	522,000

Cost of Revenue
Products	274,000	—	274,000
Services	111,000	—	111,000
Total Cost of Revenue	385,000	—	385,000
Gross Margin ($)	$137,000	$—	$137,000
Gross Margin (%)	26%	—	26%

	For the three months ended December 31, 2012 (Predecessor)
	Instrumentation	Vaccine	Total
Revenue
Products	$410,000	$—	$410,000
Services	139,000	—	139,000
Total Revenue	549,000	—	549,000

Cost of Revenue
Products	373,000	—	373,000
Services	208,000	—	208,000
Total Cost of Revenue	581,000	—	581,000

Gross Margin ($)	$(32,000)	$—	$(32,000)
Gross Margin (%)	(6%)	—	(6%)

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and contingencies:

Legal proceedings:

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against Biovest’s former parent corporation, Accentia Biopharmaceuticals, Inc., and several current and former directors and officers of Biovest and Accentia (the “Class Action”).  Biovest was not named as a defendant in either complaint. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the Phase III clinical trial of BiovaxID and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest between July 24, 2008 and August 14, 2012 and were damaged as a result of the decline in the price of common stock allegedly attributable to the claimed violations. On December 4, 2013 the District Court entered an Order consolidating the Class Action cases and appointing a group of lead plaintiffs.  On January 21, 2014, an Amended Consolidated Complaint was filed and served, with responsive pleading by defendants required in March 2014.   Although the time to respond to this Class Action complaint is still underway, our officers and directors believe this litigation to be without merit, deny any wrongdoing or liability and intend to vigorously defend the alleged claims.

The Company is not party to any material legal proceedings, and management is not aware of any other, threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business.

Facility leases:

The Company leases approximately 35,000 square feet in Minneapolis, Minnesota, which the Company uses for offices, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID™, the production of the Company’s perfusion cell culture equipment, and the Company’s contract cell culture services. The lease expires on July 30, 2021.   The Company has the right to extend the term of the lease.

The Company also leases approximately 1,300 square feet of office space in Tampa, Florida and utilizes the space as the Company’s principal executive and administrative offices. The lease expires on December 31, 2014 and is cancelable by either party with 90 days prior notice.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2014. The Company anticipates that as its development of its product candidates advances and as the Company prepares for the future commercialization of its products, its facilities requirements will change.

Stanford University Agreement:

In September 2004, the Company entered into an agreement, and amended on September 6, 2012, (collectively, the “Stanford Agreement”) with Stanford University (“Stanford”).   The Stanford Agreement provides the Company with worldwide rights to use two proprietary hybridoma cell lines, which are used in the production of the BiovaxID, through 2025.  Under the Stanford Agreement, the Company is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that the Company pay Stanford $0.1 million within one year following FDA approval of BiovaxID.  Following FDA approval until September 17, 2019, Stanford will receive a royalty of the greater of $50 per patient or 0.05% of BiovaxID net sales revenue, after September 18, 2019, Stanford will receive a royalty of the greater of $85 per patient or 0.10% of BiovaxID net sales revenue. This running royalty will be applied against the balance due on the yearly maintenance fee. The Stanford Agreement obligates the Company to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. The Company can terminate the Stanford Agreement at any time upon 30 days prior written notice, and Stanford can terminate the Stanford Agreement upon a breach of the agreement by the Company that remains uncured for 30 days after written notice of the breach from Stanford.

Royalty Agreements:

The current aggregate royalty obligation on BiovaxID (including the Stanford royalty above) and the Company’s other biologic products is 6.30% of BiovaxID net sales revenue.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell culture systems used for the production of therapeutic or bio-therapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

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

License to ViraCell Advanced Products, LLC:

Effective on July 29, 2013, the Company entered into a License Agreement (the “ViraCell License”) with its majority-owned subsidiary, ViraCell Advanced Products, LLC. (“ViraCell”). The ViraCell License grants to ViraCell an exclusive, perpetual, worldwide, royalty free license to use, purchase and sell the Company’s hollow-fiber instruments for the limited purpose of producing vaccines, reagents and products for biodefense, infectious diseases, virus like particles, stem cells, zoonotic agents including rabies, and adenoviruses.  The ViraCell License also grants ViraCell a non-exclusive license for use of the Company’s instruments for research, development and production of products in the cancer field.

Employment Agreements:

On December 1, 2013, the Company entered into an employment agreement with its Chief Financial Officer, Robert E. Farrell whereby the Company agreed to employ Mr. Farrell through December 1, 2014 at a base compensation of $250,000 annually.  Mr. Farrell shall also be entitled to a bonus equal to $125,000 upon the closing of any debt or equity financing(s) resulting in aggregate gross proceeds to the Company in an amount equal or greater than $5 million.  Mr. Farrell was also granted options to purchase 750,000 shares of the Company’s common stock at an exercise price of $1.00 per share pursuant to the employment agreement.  The options have a six-year term and vest over a three year period.  The agreement may be terminated by either party upon thirty days written notice.  In the event the agreement is terminated by the Company, termination payments shall be made to Mr. Farrell in an amount equal to one-half of Mr. Farrell’s base compensation, which shall be paid in monthly increments beginning with the date of termination and ending on December 1, 2014.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and the “Description of our Business” attached as exhibit 99.1 to this filing on Form 10-Q. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

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

Based on our scientific advice meetings with multiple European Union (“EU”) Member national medicines agencies, on December 3, 2013 we filed our marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”).  We were formally notified the application had been validated by the EMA on January 7, 2014, confirming that the submission was complete, and beginning the formal EMA review process intended to secure approval to market BiovaxID in the EU and to allow prescription and sale of BiovaxID for the treatment of non-Hodgkin’s lymphoma in patients who have achieved a first complete remission. Additionally, based on a scientific advice meeting conducted with Health Canada, we plan to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. No assurance can be given that BiovaxID will receive marketing/regulatory approval from the regulatory authorities in any jurisdiction, including but not limited to the EU or Canada.

We also conducted a formal guidance meeting with the U.S. Food and Drug Administration (“FDA”) in order to define the path for our filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. As a result of this guidance meeting, we plan to conduct a second Phase 3 clinical trial to complete the clinical data gained through our first Phase 3 clinical trial and our BiovaxID development program to support the filing of a BLA for BiovaxID.  We are preparing to initiate this second Phase 3 clinical trial, subject to availability of funding.

To support our planned commercialization of BiovaxID and to support the products of personalized medicine and particularly patient specific oncology products, we developed and commercialized a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate, compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. We plan to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID.  We believe that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically.   AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. We are collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases, and we have formed a majority-owned subsidiary, ViraCell Advanced Products, LLC., to advance these efforts.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We also manufacture instruments and disposables used in the hollow fiber production of cell culture products. We manufacture mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers.  We have produced over 7,000 cell based products for an estimated 2,500 researchers around the world.  We consider our vast experience in manufacturing small batches of different cell based products, together with our expertise in designing and manufacturing instruments for personalized medicines, as important competencies supporting our development of patient specific immunotherapies.

Corporate Overview

On June 28, 2013 we formally exited reorganization under Chapter 11 of the U.S. Bankruptcy Code (Case No.8:13-bk-02892-KRM the “2013 Bankruptcy Case”) as a fully restructured company.  Our First Modification to the First Amended Plan of Reorganization (the “Plan”) became effective on July 9, 2013 (the “Effective Date”).  The following is a summary of the material terms of the Plan as confirmed.  This summary highlights only certain substantive provisions of the Plan and is not intended to be a complete description of the Plan.

Equity Interests and New Capital Structure

Common shares, options, and warrants or other rights to purchase or acquire common shares which existed prior to the Effective Date were cancelled as of the Effective Date without further liability, payment or compensation in respect thereof.  We amended and restated our Certificate of Incorporation to authorize the issuance of up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of common stock (“Reorganized Biovest Common Stock”).  Pursuant to the Plan, we issued 100,000,000 shares of Reorganized Biovest Common Stock as follows:

•	to the holders of allowed secured claims – 93 million shares
•	to the holders of allowed unsecured claims – 7 million shares

Administrative Expenses

Administrative expenses consisted primarily of legal fees incurred in connection with the 2013 Bankruptcy Case as well as a rent cure claim for past amounts due under the lease for our manufacturing facility located in Minneapolis, Minnesota.  The majority of the legal fees as well as the rent cure claim were paid, in cash, shortly after the Effective Date.  A portion of the legal fees (approximately $0.08 million) will remain accrued and become due, in cash, on March 31, 2014.

Priority Claims

Priority Claims consisted of pre-petition wages due to our employees in the approximate amount of $0.12 million.  Priority wage claims were paid, in cash, shortly after the Effective Date.

DIP Financing Claims

During our Reorganization proceedings, the Bankruptcy Court approved a $5.7 million post-petition line of credit facility (the “DIP Financing”) from Corps Real, LLC (“Corps Real”), Laurus Master Fund Ltd., Calliope Corporation, Valens U.S. SPV I, LLC, Psource Structured Debt Limited, Valens Offshore SPV II, Corp, and Valens Offshore SPV I, Ltd, acting collectively through their agent, LV Administrative Services, Inc. (collectively, the “LV Entities”).  The LV Entities and Corps Real represent our pre-petition senior secured lenders (the “Senior Secured Lenders”) originally secured by a security interest in and lien on all of our assets.

Pursuant to the terms of the Plan, the DIP Financing claims were deemed fully paid and any liens and security interests granted in favor of Corps Real and the LV Entities under the DIP Financing documents were released and terminated as of the Effective Date.  As a result of the Plan, the Senior Secured Lenders converted any amounts due under their DIP Financing Claims into Reorganized Biovest Common Stock, and hold 93% of the outstanding common shares as of the Effective Date.  Furthermore, as of the Effective Date, approximately $2.6 million remained available to us for working capital without payment of any further consideration by us.  From the period following Effective Date through December 31, 2013, we drew down the remaining $2.6 million available, of which $0.787 million was drawn in the three months ended December 31, 2013.  These draws were recorded as in increase to additional paid-in capital on the Successor balance sheet as of December 31, 2013 and are shown as “additional investment from shareholders” on the Successor Cash Flow Statement and Statement of Stockholders’ Equity.

Secured Claims

Along with the DIP Financing claims discussed above, the allowed secured claims in our reorganization proceeding consisted of the following:

•
The Corps Real Claims (approximately $8.0 million): On the Effective Date, the Corps Real Claims were exchanged for approximately 26 million shares of Reorganized Biovest Common Stock, representing approximately 26% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date, in full and final satisfaction of all allowed Corps Real claims.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
The LV Entities Claims (approximately $33.7 million):  On the Effective Date, the LV Entities Claims were exchanged for approximately 67 million shares of Reorganized Biovest Common Stock, representing approximately 67% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date, in full and final satisfaction of all allowed LV Entities claims.

•
The Minnesota Promissory Notes (approximately $0.33 million):  On the Effective Date, the obligations due under the Minnesota Promissory Notes were affirmed.  On July 16, 2013, we issued cash payment in the approximate amount of $1 thousand representing the cumulative balance of the missed monthly principal and interest payments due while we were in reorganization.  Following the Effective Date, we resumed our obligations under the original terms of Minnesota Promissory Note documents.

Unsecured Claims

The allowed unsecured claims in our reorganization proceedings totaled approximately $5.4 million.  On the Effective Date, all holders of allowed unsecured claims were entitled to an aggregate of seven million shares of Reorganized Biovest Common Stock, representing 7% of the total issued and outstanding shares of Reorganized Biovest Common Stock as of the Effective Date in full and final satisfaction of all allowed unsecured claims.  Each holder of an allowed unsecured claim received a pro-rata share of the seven million shares available to all allowed unsecured claims.

Fresh-Start reporting

Upon the Effective Date of our Plan for Reorganization, we were required to adopt fresh-start reporting in accordance with Accounting Standards Codification No. 852 – Reorganization.  We elected to apply fresh-start accounting on a convenience date of July 1, 2013 (the “Convenience Date”) after concluding that operating results between the Effective Date and the Convenience Date did not result in a material difference.  Material adjustments resulting from the reorganization and the application of fresh-start reporting have therefore been reflected in the September 30, 2013 consolidated balance sheet as well as the statement of operations for the three months ended September 30, 2013.  Given that the adoption of fresh-start reporting resulted in a new entity for financial reporting purposes, Biovest is referred to as the “Predecessor Company” for all periods preceding the Convenience Date, and the “Successor Company” for all periods subsequent to the Convenience Date.  See Note 5 – Fresh-Start Reporting in the notes to the Consolidated Financial Statements for further details.

Results of Operations

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

For comparative purposes, we have compared the results of the Predecessor Company (three months ended December 31, 2012) and the Successor Company (three months ended December 31, 2013).  Where specific income statement items have been impacted significantly as compared to our historical results by the reorganization plan or by the adjustments required by the fresh-start reporting process, we have provided explanations of such in the discussion.

Revenues

Total revenues for the three months ended December 31, 2013 were $0.5 million, which was comparable to the same period in the prior fiscal year.  Instrument sales for the three month period ended December 31, 2013 were approximately $0.3 million representing a decrease of $0.1 million over the same quarter in the prior fiscal year, primarily a result of fewer unit sales of our cultureware, tubing sets, and other disposable products and supplies for use with our instrument product line.  Service revenues from contract manufacturing activities for the current year were $0.2 million representing an increase of $0.1 million compared to the prior year, primarily due to the timing of work performed on one long-term project during the period.

Gross Margin

The gross margin as a percentage of sales for the three months ended December 31, 2013 was 26% as compared to a deficit of (6%) for the three months ended December 31, 2012.  In the first quarter of fiscal 2013, we re-assessed the manner in which we allocate shared personnel and facility costs between research and development expense, general and administrative expense, as well as cost of sales.  Due to the increase in resources devoted to filing our marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) on December 3, 2013, a larger percentage of these shared costs were allocated to research and development expense in the current quarter when compared to previous periods.  The resulting decrease in fixed costs allocated to cost of sales, combined with the increase in our service revenue, contributed to the improved gross margin for the current quarter.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Expenses

Research and development expenses have increased by $0.7 million for the three months ended December 31, 2013 when compared to the same period in the prior fiscal year. As described in gross margin above, we incurred significant additional research and development costs as we finalized and filed our MAA on December 3, 2013.  These included wages for additional research and development personnel, professional fees for ongoing testing and support in filing our application, as well as non-cash charges for depreciation expense associated with additional laboratory equipment purchased to assist us in running the required assays and other tests in support of our MAA.

General and administrative expenses for the three months ended December 31, 2013 increased by $0.1 million when compared to the three months ended December 31, 2012.  This increase was attributable to an increase in professional fees associated with our efforts to find partnering candidates as well as additional sources of capital for the Company, and fees associated with the hiring of our new Chief Financial Officer, Robert F. Farrell, on December 1, 2013.

Other Income (Expense)

Other expense for the three months ended December 31, 2012 included contractual interest charges and amortization of discounts in connection with our various pre-petition notes issued to our secured and unsecured creditors.   As a result of our restructuring, our pre-petition debt was either disallowed through the bankruptcy proceedings, or converted to shares of Reorganized Biovest Common Stock pursuant to our Plan (see the Corporate Overview above).  As a result, interest expense for the three months ended December 31, 2013 has decreased considerably.  For the three month period ending December 31, 2013, the Successor Company has recorded $0.01 million in interest expense, representing interest which has accrued on the Minnesota Promissory Notes (the obligations of which were affirmed in our reorganization proceedings), as well as interest on the Senior Secured Notes (see Liquidity below).

Other expense for the Predecessor Company also include a gain on derivative liabilities of $0.65 million for the three month period ended December 31, 2012.  As a result of our Plan, these liabilities were extinguished and we will no longer be required to record gains or losses relating to these derivative liabilities on the Successor Company financial statements.

Liquidity

The Successor Company emerged from reorganization in July 2013 and continues to operate as a going concern.  On December 31, 2013, we had cash of $0.5 million and working capital of $0.2 million.  On December 16, 2013, the Company issued Secured Promissory Notes to Pabeti, Inc. in the principal amount of up to $0.98 million, Valens Offshore SPV II, Corp in the principal amount of up to $2.2 million, and Valens U.S. SPV I, LLC in the principal amount of up to $0.35 million (the “Senior Secured Notes”).  The Senior Secured Notes have a maximum principal amount of $3.5 million, mature on December 18, 2018, and are secured by all of the Company’s assets.  Interest accrues at twelve percent per annum on the outstanding principal amount and is payable upon the maturity of the notes unless previously prepaid.  Should we have funds in excess of $5 million available for use as working capital on the last day of any month that the Senior Secured Notes are outstanding, the amount of funds that are in excess of $5 million shall be applied as mandatory repayment of any principal plus outstanding interest accrued on the Senior Secured Notes.

We intend to draw upon the Senior Secured Notes as and when needed to fund our operations and commercialization efforts.  Through January 30, 2014, we had drawn approximately $1.3 million on the Senior Secured Notes.  The remaining amount available to be drawn under the Senior Secured Notes (approximately $2.2 million) is anticipated to be sufficient to fund our operations and commercialization efforts through the earlier of (a) obtaining significant additional external funding or (b) April, 2014.

Ronald E. Osman, the Chairman of the Company’s Board of Directors has the sole voting and investment power of Pabeti, Inc. and Corps Real, LLC.  Mr. Osman is the beneficial owner of 26.04% of the Company’s outstanding shares as of December 31, 2013 through his investments in Corps Real, LLC and Pabeti, Inc.

Valens Offshore SPV II, Corp, Valens Offshore SPV I, Ltd, and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”) together hold a combined 54.99% of the Company’s outstanding shares as of December 31, 2013.  Voting and dispositive power with respect to the shares owned by Valens Funds is shared with Valens Capital Management, LLC, who acts as investment manager, and Eugene Grin, the Principal of Valens Capital Management, LLC, who is also a member of Biovest’s Board of Directors.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Through December 31, 2013 we have been primarily engaged in developing BiovaxID.  In the course of these activities, Biovest has sustained losses and expects such losses to continue through at least the end of 2014.  Our ability to fund the additional confirmatory Phase 3 clinical trial required for FDA approval and to continue our detailed analyses of BiovaxID’s clinical trial results is dependent upon our  ability to obtain significant additional external funding in the near term, which raises substantial doubt about our ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought through strategic collaborations, recognized research funding programs, domestic and/or foreign licensing of the Company’s product candidates and future potential issuances of debt or equity securities.  If adequate funds are not available from the foregoing sources in the immediate term, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Cash Flows for the Three Months Ended December 31, 2013

Our net loss for the three months ended December 31, 2013 was $2.1 million. We have adjusted the net loss on our cash flow statement for certain non-cash expenses including the depreciation of laboratory and computer equipment in the amount of $0.07 million, as well as the decrease in operating assets in the amount of $0.3 million (primarily in trade receivables) over the three months ending December 31, 2013.  After these and other non-cash adjustments to our net loss, cash used in operating activities was $1.6 million for the three months ended December 31, 2013 as compared to $0.9 million for the three months ended December 31, 2012.

Net cash outflows from investing activities include the purchase of approximately $0.08 million in laboratory equipment for our manufacturing facility in Minnesota.

Net cash inflows from financing activities were $1.4 million for the three months ended December 31, 2013. As discussed above, we have financed our operations over the three months ended December 31, 2013 through the proceeds from the Senior Secured Notes ($0.7 million) as well as the DIP Financing ($0.8 million).  Financing activities for the period also included the repayment of principal due under capital lease arrangements for laboratory equipment ($0.06 million) used in our Minneapolis, MN facility.

Fluctuations in Operating Results

Our operating results may vary significantly from quarter-to-quarter or year-to-year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, and the timing of increased research and development of BiovaxID. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings:

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against Biovest’s former parent corporation, Accentia, and several current and former directors and officers of Biovest and Accentia (the “Class Action”).  Biovest was not named as a defendant in either complaint. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the Phase III clinical trial of BiovaxID and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest between July 24, 2008 and August 14, 2012 and were damaged as a result of the decline in the price of common stock allegedly attributable to the claimed violations. On December 4, 2013 the District Court entered an Order consolidating the Class Action cases and appointing a group of lead plaintiffs.   On January 21, 2014, an Amended Consolidated Complaint was filed and served, with responsive pleading by defendants required in March 2014. Although the time to respond to this Class Action complaint is still underway, our officers and directors believe this litigation to be without merit, deny any wrongdoing or liability and intend to vigorously defend the alleged claims.

The Company is not party to any material legal proceedings, and management is not aware of any other, threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

10.1
Employment Agreement, dated December 1, 2013, between Biovest International, Inc. and Robert Farrell (filed as Exhibit 10.1 to Biovest’s Form 8-K filed December 5, 2013, and incorporated herein by reference).

10.2
Credit and Security Agreement, dated December 18, 2013, among Biovest International, Inc., Pabeti, Inc., Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp. and LV Administrative Services, Inc. (filed as Exhibit 10.29 to Biovest’s Form 10-K filed December 27, 2013, and incorporated herein by reference).

10.3
Secured Promissory Note, dated December 18, 2013, between Biovest International, Inc. and Pabeti, Inc. (filed as Exhibit 10.30 to Biovest’s Form 10-K filed December 27, 2013, and incorporated herein by reference).

10.4
Secured Promissory Note, dated December 18, 2013, between Biovest International, Inc. and Valens U.S. SPV I, LLC (filed as Exhibit 10.31 to Biovest’s Form 10-K filed December 27, 2013, and incorporated herein by reference).

10.5
Secured Promissory Note, dated December 18, 2013, between Biovest International, Inc. and Valens Offshore SPV II, Corp. (filed as Exhibit 10.32 to Biovest’s Form 10-K filed December 27, 2013 and incorporated herein by reference).

10.6
Intellectual Property Security Agreement, dated December 18, 2013, between Biovest International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.33 to Biovest’s Form 10-K filed December 27, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Chief Financial Officer.

99.1	Description of Our Business

101
The following financial information from Biovest International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2013 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

BIOVEST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIOVEST INTERNATIONAL, INC.
(Registrant)

Date: February 14, 2014	/s/ Carlos F. Santos
Carlos F. Santos, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2014	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Chief Financial Officer
(Principal Financial Officer)